Form 10-Q
CHINA RESOURCES DEVELOPMENT INC
filed 1996-05-20
CIK 793628

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                         ------------------------------


                                   FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1996 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to
     ____________

                         ------------------------------


                       CHINA RESOURCES DEVELOPMENT, INC.
               (Exact Name of Registrant as Specified in Charter)


          Nevada                     33-5628-NY                  87-0263643
(State or other jurisdiction    (Commission File Number)       (IRS Employer
      of incorporation)                                      Identification No.)


                      23/F Office Tower, Convention Plaza
                                 1 Harbour Road
                               Wanchai, Hong Kong
                    (Address of principal executive offices)

     Registrant's telephone number, including area code:  011-852-2537-6689


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]        No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,116,009 shares of common stock, $.001 par value, as of May 16, 1996.

Page 1 of 19 pages                                      Exhibit Index on Page 18

                                  CONVENTIONS


         Unless otherwise specified, all references in this report to "U.S. Dollars," "Dollars," "U.S.$," or "$" are to United States dollars; and all references to "Renminbi" or "Rmb" or "yuan" are to Renminbi yuan, which is the lawful currency of the People's Republic of China ("China" or "PRC"). The Company and Billion Luck maintain their accounts in U.S. Dollars and Hong Kong Dollars, respectively. HARC and the Operating Subsidiaries maintain their accounts in Renminbi yuan. The financial statements of the Company and its subsidiaries are prepared in Renminbi. Translations of amounts from Renminbi to U.S. Dollars are for the convenience of the reader. Unless otherwise indicated, any translations from Renminbi to U.S. Dollars or from U.S. Dollars to Renminbi have been made at the single rate of exchange as quoted by the People's Bank of China (the "PBOC Rate") on March 31, 1996, which was U.S.$1.00 = Rmb8.35. The Renminbi is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of Renminbi into U.S. Dollars or other currencies. All foreign exchange transactions take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. No representation is made that the Renminbi or U.S. Dollar amounts referred to herein could have been or could be converted into U.S. Dollars or Renminbi, as the case may be, at the PBOC Rate or at all.

         References to "Billion Luck" refer to Billion Luck Company Ltd., a British Virgin Islands company, which is a wholly-owned subsidiary of the Company.

         References to "Company" are to China Resources Development, Inc., and include, unless the context requires otherwise, the operations of Billion Luck, HARC, First Supply, and Second Supply (all as hereinafter defined).

         References to "Farming Bureau" are to the Hainan Agricultural Reclamation General Company, a division of the Ministry of Agriculture, the PRC government agency responsible for matters relating to agriculture.

         References to "First Supply" are to First Goods and Materials Supply and Sales Corporation, a company organized in the PRC and a wholly-owned subsidiary of HARC.

         References to "Guilinyang Farm" are to Hainan Province Guilinyang State Farm, a PRC entity which is owned and controlled by the Farming Bureau.

         References to "Hainan" are to Hainan Province of the PRC.

         References to "Hainan State Farms" are to the rubber farms in Hainan controlled by the Farming Bureau.

         References to "HARC" are to Hainan Agricultural Resources Company Limited, a company organized in the PRC, whose capital is owned 56% by Billion Luck, 39% by the Farming Bureau and 5% by Guilinyang Farm.

         References to "Operating Subsidiaries" are to the consolidated operations, assets and/or activities, as the context indicates, of First Supply and Second Supply.

         References to the "PRC" or "China" are to the People's Republic of China and include all territory claimed by or under the control of the Central Government, except Hong Kong, Macau, and Taiwan.

         References to "Second Supply" are to Second Goods and Materials Supply and Sales Corporation, a company organized in the PRC and a wholly-owned subsidiary of HARC.

         References to "Tons" are to metric tons.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

               CHINA RESOURCES DEVELOPMENT INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
            (Amounts in thousands, except share and per share data)


                                                                       THREE MONTHS ENDED MARCH 31,
                                                 ------------------------------------------------------------

                                                                1996                 1995                1996
                                                                 RMB                  RMB                 US$
                                       NOTES             (UNAUDITED)          (UNAUDITED)         (UNAUDITED)
                                       -----             ----------------------------------------------------
SALES                                                       255,120              177,430              30,553
COST OF SALES                                              (241,021)            (166,689)            (28,865)
                                                           --------             --------            -------
GROSS PROFIT                                                 14,099               10,741               1,688
DEPRECIATION OF
   FIXED ASSETS                                                (595)                (576)                (71)
SELLING AND ADMINIS-
   TRATIVE EXPENSES                                          (9,986)              (8,526)             (1,196)
                                                           --------             --------             -------
OPERATING INCOME                                              3,518                1,639                 421
FINANCIAL (EXPENSES), NET                                    (5,189)              (1,568)               (621)
OTHER INCOME                                                  9,338                2,120               1,118
                                                           --------             --------             -------
INCOME BEFORE INCOME TAXES                                    7,667                2,191                 918
INCOME TAXES                                                 (1,991)                (671)               (238)
                                                           --------             --------            --------
NET INCOME BEFORE
   MINORITY INTERESTS                                         5,676                1,520                 680
MINORITY INTERESTS                                           (3,180)                (845)               (381)
                                                           --------             --------             -------

NET INCOME FOR THE PERIOD                                     2,496                  675                 299
                                                           ========             ========             =======

EARNINGS PER SHARE                       2                     0.17                 0.06                0.02
                                                           ========             ========             =======




  The accompanying notes are an integral part of these condensed consolidated financial statements.

              CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                   AS OF MARCH 31, 1996 AND DECEMBER 31, 1995
            (Amounts in thousands, except share and per share data)


                                             MARCH 31, 1996      DECEMBER 31,       MARCH 31, 1996
                                             --------------      ------------       --------------
                                                   RMB               1995                 US$
                                                                     ----
                                  NOTES        (UNAUDITED)            RMB             (UNAUDITED)
                                  -----                            (AUDITED)
ASSETS

CURRENT ASSETS

Cash and cash equivalents                        101,150            56,942                12,114

Trade receivables                                 69,402            31,991                 8,312

Other receivables, deposits
   and prepayments                               132,701            52,871                15,892

Inventories                         3             60,513           103,776                 7,247

Amounts due from related
   companies                                     288,134           288,503                34,507

Amount due from Farming
   Bureau                                         32,289            80,427                 3,867

Other current assets                               ---              19,448                  ---
                                                 -------           -------                ------
TOTAL CURRENT ASSETS                             684,189           633,958                81,939

FIXED ASSETS                        4             21,798            21,491                 2,610

INVESTMENTS                                       11,963            11,963                 1,433

GOODWILL                                           1,069             1,076                   128
                                                 -------           -------                ------

TOTAL ASSETS                                     719,019           668,488                86,110
                                                 =======           =======                ======
LIABILITIES AND
SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Bank loans                                       293,000           293,000                35,090

Amounts due to related
  companies                                       15,633            22,654                 1,872

Amounts due to shareholders                          301            15,727                    36

Accounts payable                                  44,651            39,876                 5,347

Income taxes payable                              12,071            10,265                 1,446

Other payables and accrued
  liabilities                                     35,958            21,533                 4,306

Short term advances                               87,279            86,917                10,453
                                                 -------           -------                ------

TOTAL CURRENT                                    488,893           489,972                58,550
   LIABILITIES

                                             MARCH 31, 1996      DECEMBER 31,       MARCH 31, 1996
                                             --------------      ------------       --------------
                                                   RMB               1995                 US$
                                                                     ----
                                  NOTES        (UNAUDITED)            RMB             (UNAUDITED)
                                  -----                            (AUDITED)
MINORITY INTERESTS                                77,247            74,067                 9,251
                                                 -------           -------                ------

TOTAL LIABILITIES                                566,140           564,039                67,801
                                                 =======           =======                ======
SHAREHOLDERS' EQUITY

Common Stock, US$0.001 par
value:  Authorized - 200,000,000
shares in 1996 and
1995 Issued and outstanding -
12,353,475 shares in 1996 and
12,000,000 shares in 1995                            104               101                    12

Preferred stock, authorized -
10,000,000 shares in 1996 and
1995:  Series A preferred stock.
US$1 par value: Authorized,
issued and outstanding -
6,400,000 shares
in 1996 and 1995                                  53,930            53,930                 6,459

Series B convertible preferred
stock, US$0.001 par value:
Authorized - 2,500 shares in
1996 and 1995.  Issued and
outstanding - 1,182.5 shares
in 1996 and 370 shares in 1995                       ---              ---                   ---

Additional paid-in capital                        66,892            20,961                 8,011

Reserves                                           8,930             8,930                 1,070

Retained earnings                                 23,023            20,527                 2,757
                                                 -------           -------               -------

TOTAL SHAREHOLDERS' EQUITY                       152,879           104,449                18,309
                                                 -------           -------               -------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                             719,019           668,488                86,110
                                                 =======           =======               =======



  The accompanying notes are an integral part of these condensed consolidated financial statements.

              CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

            (Amounts in thousands, except share and per share data)


                                                Series A     Series B    Additional
                                     Common     Preferred   Convertible    Paid-In                 Retained
                                      Stock       Stock     Preferred      Capital     Reserves    Earning
                                       RMB         RMB        Stock          RMB         RMB         RMB
                                                               RMB
Balance at December 31, 1994            101          --           --        1,407       2,657       7,625

Issuance of 6,400,000 shares of         --       53,930           --           --          --          --
Series A preferred stock

Issuance of 370 shares of Series        --           --           --       19,554          --          --
B preferred stock, net of share
issuance costs

Net income                              --           --           --           --          --      19,175

Transfer to reserves                    --           --           --           --       6,273      (6,273)
                                        ---      ------           --       ------       -----      ------
Balance at December 31, 1995            101      53,930           --       20,961       8,930      20,527

Issuance of 883 shares of Series        --           --           --       45,934          --          --
B convertible preferred stock,
net of shares issuance costs

Issuance of 353,475 shares of             3          --           --           (3)         --          --
common stock pursuant to the
conversion of 70.5 shares of
series B convertible stock

Net income                               --          --           --           --          --       2,496
                                        ---      ------           --       ------       -----      ------

Balance at March 31, 1996               104      53,930           --       66,892       8,930      23,023
                                        ===      ======           ==       ======       =====      ======

              CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
            (Amounts in thousands, except share and per share data)


                                                                        THREE MONTHS ENDED MARCH 31
                                                         -----------------------------------------------------
                                                             1996                 1995                1996
                                                              RMB                  RMB                 US$
                                                         (UNAUDITED)          (UNAUDITED)         (UNAUDITED)
CASH FLOWS FROM OPERATING
   ACTIVITIES:
Net income                                                    2,496                  675                 299
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Minority interests                                      3,180                  845                 381
      Depreciation and amortization                             602                  576                  72
      (Gain)/loss on disposal of fixed assets                     5                  (10)                  1
Decrease/(increase) in assets:
   Trade receivables                                        (37,411)             (10,178)             (4,480)
   Other receivables, deposits and prepayments              (79,830)              (9,095)             (9,560)
   Inventories                                               43,263               14,227               5,181
   Amount due from Farming Bureau                            48,138               (2,829)              5,765
   Amounts due from related companies                           369               42,514                  44
   Other current assets                                      19,448                 --                 2,329
Increase/(decrease) in liabilities:
   Amounts due to related companies                          (7,021)              10,930                (841)
   Accounts payable                                           4,775                3,045                 572
   Income taxes payable                                       1,806                  671                 216
   Other payables and accrued liabilities                    14,425               23,710               1,727
   Amounts due to Farming Bureau                              --                 (14,978)                --
                                                            -------              -------              ------
Net cash provided by operating
   activities                                                14,245               60,103               1,706
                                                            -------              -------              ------


CASH FLOWS PROVIDED BY/(USED IN)
   INVESTING ACTIVITIES:
Purchases of fixed assets                                    (1,207)                (238)               (145)
Additions to construction in progress                          --                 (1,313)                --
Proceeds from sale of fixed assets                              300                   17                  36
                                                            -------              -------              ------
Net cash used in investing activities                          (907)              (1,534)               (109)
                                                            -------              -------              ------

                                                                    THREE MONTHS ENDED MARCH 31,
                                                        -----------------------------------------------------
                                                                1996                 1995                1996
                                                                 RMB                  RMB                 US$
                                                         (UNAUDITED)          (UNAUDITED)         (UNAUDITED)
CASH FLOWS PROVIDED BY/(USED IN)
   FINANCING ACTIVITIES:
Issue of share capital less share offering costs             45,934                  --               5,501
Loans from shareholders                                         --                3,217                 --
Repayment of loans to shareholders                          (15,426)                 --              (1,847)
Repayments of bank borrowings                                   --                 (200)                 --
Cash remitted to Farming Bureau                                 --               (5,920)                 --
Short term advances                                             362                  --                  44
Loans to related companies                                      --              (67,851)                 --
Cash from repayment of loans by
   related companies                                            --               17,410                  --
                                                            -------             -------              ------
Net cash provided by/(used in)
   financing activities                                      30,870             (53,344)              3,698
                                                            -------             -------              ------


NET INCREASE IN CASH AND CASH
   EQUIVALENTS:                                              44,208               5,225               5,295
Cash and cash equivalents, at beginning of period            56,942              69,157               6,819
                                                            -------             -------             -------
Cash and cash equivalents, at end of period                 101,150              74,382              12,114
                                                            =======             =======              ======



  The accompanying notes are an integral part of these condensed consolidated financial statements.

             CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
           (Amounts in thousands, except share and per share data)

1.       BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


2.       EARNINGS PER SHARE:

         The computation of primary earnings per share for the three months ended March 31, 1996 is based on the weighted average number of common stock outstanding after giving effect to dilutive stock options and series B convertible preferred stock, which are included as common share equivalents using the treasury stock method and assumed to be converted to common stock, respectively. The number of shares used in computing the primary earnings per share was 14,396,832. Fully diluted earnings per share is not materially different from primary earnings per share.

         For the three months ended March 31, 1995, primary earnings per share is based on an aggregate of 12,000,000 shares of common stock outstanding.


3.       INVENTORIES:

                                                           MARCH 31,         DECEMBER 31,           MARCH 31,
                                                                1996                 1995                1996
                                                       -------------         ------------       -------------
                                                                 RMB                  RMB                 US$
                                                         (unaudited)            (audited)         (unaudited)
         Inventories comprise:

         Finished goods                                      60,513               103,776               7,247
                                                             ======               =======               =====

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.


4.       FIXED ASSETS:

                                                           MARCH 31,         DECEMBER 31,           MARCH 31,
                                                                1996                 1995                1996
                                                       -------------      ---------------     ---------------
                                                                 RMB                  RMB                 US$

                                                         (unaudited)            (audited)         (unaudited)
         Cost:
            Buildings                                          5,739                5,739                687
            Plant, machinery and equipment                    11,296               10,267              1,353
            Transportation vehicles and equipment              8,314                8,448                996
                                                              ------               ------              -----

                                                              25,349               24,454              3,036
                                                              ------               ------              -----

         Accumulated depreciation:
            Buildings                                            722                  607                 87
            Plant, machinery and equipment                     1,786                1,563                214
            Transportation vehicles and equipment              1,043                  793                125
                                                              ------               ------              -----

                                                               3,551                2,963                426
                                                              ------               ------              -----

         Net book value                                       21,798               21,491              2,610
                                                              ======               ======              =====


5.       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:



                                                                       THREE MONTHS ENDED MARCH 31
                                                         ----------------------------------------------------
                                                             1996                 1995                1996
                                                              RMB                  RMB                 US$
                                                         (UNAUDITED)          (UNAUDITED)         (UNAUDITED)

         Cash paid during the period for interest expenses    7,122               5,022                 853
                                                              =====               =====                 ===

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATION

         RESULTS OF OPERATIONS


         The following table shows the selected unaudited condensed consolidated income statements data of the Company and its subsidiaries for the three months ended March 31, 1995 and 1996. The data should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and related Notes thereto:

         (Amounts in thousands)

                                                      Three months ended
                                                           March 31,
                                                           ---------
                                                          (unaudited)

                                                    1996             1995
                                                    RMB              RMB
 Sales:

   Distribution of natural rubber                 233,351          143,788
   Procurement of materials and                    21,769           33,642
     supplies                                     -------          -------

                                                  255,120          177,430
                                                  -------          -------

   Gross profit                                    14,099           10,741
   Gross profit margin (%)                           5.53             6.05

   Income before income taxes                       7,667            2,191
   Income taxes                                    (1,991)            (671)
                                                  -------          -------
   Net income before minority
    interests                                       5,676            1,520
   Minority interests                              (3,180)            (845)
                                                  -------          -------

   Net income for the period                        2,496              675
                                                  =======          =======

         SALES AND GROSS PROFIT

         The Company's net sales increased by 43.8% to Rmb255 million for the first quarter of fiscal 1996 from Rmb177 million for the corresponding period in fiscal 1995 due to the increase in natural rubber sales of Rmb90m or 62.3% over last year. The increase in natural rubber sales was mainly due to the increase in the average natural rubber selling price from approximately Rmb13,500 per ton for the first quarter of fiscal 1995 to Rmb15,000 per ton for the corresponding period in fiscal 1996. However, materials and supplies sales dropped by Rmb12m or 35.3% over last year because of the sluggish materials and supplies market.

         The profit margin of natural rubber sales increased to 5.20% for the first quarter of fiscal 1996 from 4.37% for the corresponding period in fiscal 1995. The increase was mainly the result of purchasing discounts received from the Hainan State Farms in 1996. The overall gross profit margin dropped to 5.53% for the first quarter of fiscal 1996 from 6.05% for the corresponding period in fiscal 1995 due to the margin squeeze on materials and supplies sales as a result of a sluggish market.

         SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses increased by 17%, or Rmb1.5 million, for the first quarter of fiscal 1996 compared to the same period in fiscal 1995. The increase was mainly due to the increase in salaries and staff welfare expenses, and other miscellaneous expenses resulting from inflation.

         FINANCIAL EXPENSES, NET

         The net financial expenses increased by Rmb3.6 million from Rmb1.6 million for the first quarter of fiscal 1995 to Rmb5.2 million for the corresponding period in 1996. The increase was due to the fact that less interest income was received from related companies as a result of the overall decrease in advances to related companies for the first quarter of fiscal 1996 as compared to the corresponding period in fiscal 1995.

         OTHER INCOME

         Other income increased by Rmb7.2 million, from Rmb2.1 million for the first quarter of fiscal 1995 to Rmb9.3 million for the corresponding period in 1996. The increase was primarily due to an increase in net gains on trading of natural rubber futures contracts.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary liquidity needs are to fund accounts receivable, inventories, rubber purchase deposits and to expand business operations. The Company has financed its working capital requirements through a combination of internally generated cash, short term bank borrowing and issuance of share capital.

         Net cash provided by operating activities were Rmb14.2 million and Rmb60.1 million for the three months ended March 31, 1996 and 1995, respectively. Net cash flows from the Operating

Subsidiaries' operating activities are attributable to the Operating Subsidiaries' income and changes in operating assets and liabilities.

         During the three months ended March 31, 1996, the Company issued 883 shares of series B convertible preferred stock at US$10,000 per share, with gross proceeds of US$8.83 million.

         There has been no other significant change in the financial condition and liquidity since the fiscal year ended December 31, 1995. The Company believes that the net proceeds from its capital raising efforts, together with the internally generated funds, will be sufficient to satisfy its anticipated working capital needs for at least the next 12 months.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

         None.

ITEM 2.  CHANGES IN SECURITIES:

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         None.

ITEM 5.  OTHER INFORMATION:

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         (a) The following Exhibits are filed as part of this Form 10-Q or incorporated by reference as indicated below:


   Exhibit No.                           Exhibit Description
   -----------                           -------------------
       3.1       Articles of Incorporation of the Registrant, filed on January 15, 1986
                 (Filed with Annual Report on Form 10-K/A for the fiscal year ended
                 December 31, 1994, and incorporated herein by reference.)

       3.2       By-laws of the Registrant (Filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)

       3.3       Certificate of Amendment of Articles of Incorporation of the Registrant,
                 filed on November 18, 1994 (Filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)

       3.4       Certificate of Amendment of Articles of Incorporation of the Registrant,
                 filed on November 18, 1994 (Filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)

       3.5 Certificate of Amendment of Articles of Incorporation of the Registrant, effective March 31, 1995, and filed on June 19, 1995 (Filed with Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 1995, and incorporated herein by reference.)

       4.1 Certificate of Designation of Series B Convertible Preferred Stock, filed on December 13, 1995 (Filed with Current Report on Form 8-K dated March 8, 1996, and incorporated herein by reference.)

       11 Computation of Earnings (Loss) Per Share (Contained in Financial Statements in Part I, Item 1, hereof.)

       27.1      Financial Data Schedule (Filed herewith.)

       99.1 Press Release issued by Registrant, dated March 11, 1996 (Filed with Current Report on Form 8-K dated March 8, 1996, and incorporated herein by reference.)

         (b) During the three months ended March 31, 1996, the Company filed one Current Report on Form 8-K, dated March 8, 1996. That Form 8-K reported Item 5 - Other Events, disclosing the completion of the Registrant's private offering of shares of Series B Convertible Preferred Stock, par value $.001 per share, outside of the United States in reliance upon the exemption from registration provided by Regulation S, promulgated under the Securities Act of 1933, as amended. The report also disclosed the issuance of a press release concerning the completion of the offering, which was attached thereto as Exhibit 99.1. No financial statements were filed with the report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CHINA RESOURCES DEVELOPMENT, INC.



May 19, 1996                           By: /s/ Li Shunxing
                                           -------------------------------
                                           Li Shunxing, President



                                       By: /s/ Tam Cheuk Ho
                                           -------------------------------
                                           Tam Cheuk Ho
                                           Chief Financial Officer

                                    EXHIBITS

                                 EXHIBITS INDEX


   Exhibit No.                                Exhibit Description                                                Page No.
   -----------                                -------------------                                                --------
       3.1       Articles of Incorporation of the Registrant, filed on January 15, 1986  (Filed with
                 Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994, and incorporated by reference.)

       3.2       By-laws of the Registrant (Filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994, and incorporated by reference.)

       3.3       Certificate of Amendment of Articles of Incorporation of the Registrant, filed on
                 November 18, 1994 (Filed with Annual Report on Form 10-K/A for the fiscal year ended
                 December 31, 1994, and incorporated by reference.)

       3.4       Certificate of Amendment of Articles of Incorporation of the Registrant, filed on
                 November 18, 1994 (Filed with Annual Report on Form 10-K/A for the fiscal year ended
                 December 31, 1994, and incorporated by reference.)

       3.5       Certificate of Amendment of Articles of Incorporation of the Registrant, effective
                 March 31, 1995, and filed on June 19, 1995 (Filed with Quarterly Report on Form 10-
                 Q/A for the fiscal quarter ended March 31, 1995, and incorporated by reference.)

       4.1       Certificate of Designation of Series B Convertible Preferred Stock, filed on December
                 13, 1995 (Filed with Current Report on Form 8-K dated March 8, 1996, and incorporated herein by reference.)

       11        Computation of Earnings (Loss) Per Share (Contained in Financial Statements in Part
                 I, Item 1, hereof.)

       27.1      Financial Data Schedule (Filed herewith.)

       99.1      Press Release issued by Registrant, dated March 11, 1996 (Filed with Current Report on
                 Form 8-K dated March 8, 1996, and incorporated herein by reference.)