Form 10-Q
period 1996-06-30
CHINA RESOURCES DEVELOPMENT INC
filed 1996-08-13
CIK 793628

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                         ------------------------------


                                   FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1996 or
                                                         -------------

[ ]  Transition report pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the transition period from             to
                                                         -----------
     ------------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 41,528,000 shares of common stock, $.001 par value, as of August 13, 1996.

Page 1 of 28 pages                                     Exhibit Index on Page 23

                                  CONVENTIONS


         Unless otherwise specified, all references in this report to "U.S. Dollars," "Dollars," "U.S.$," or "$" are to United States dollars; and all references to "Renminbi" or "Rmb" or "yuan" are to Renminbi yuan, which is the lawful currency of the People's Republic of China ("China" or "PRC"). The Company and Billion Luck maintain their accounts in U.S. Dollars and Hong Kong Dollars, respectively. HARC and the Operating Subsidiaries maintain their accounts in Renminbi yuan. The financial statements of the Company and its subsidiaries are prepared in Renminbi. Translations of amounts from Renminbi to U.S. Dollars are for the convenience of the reader. Unless otherwise indicated, any translations from Renminbi to U.S. Dollars or from U.S. Dollars to Renminbi have been made at the single rate of exchange as quoted by the People's Bank of China (the "PBOC Rate") on June 30, 1996, which was U.S.$1.00 = Rmb8.32. The Renminbi is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of Renminbi into U.S. Dollars or other currencies. All foreign exchange transactions take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. No representation is made that the Renminbi or U.S. Dollar amounts referred to herein could have been or could be converted into U.S. Dollars or Renminbi, as the case may be, at the PBOC Rate or at all.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

              CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
            (Amounts in thousands, except share and per share data)

                                            Three Months Ended                    Six Months Ended
                            Note                  June 30,                              June 30,
                                     -------------------------------      ---------------------------------
                                      1996         1995         1996        1996         1995        1996
                                       RMB          RMB         US$         RMB          RMB         US$
                                                (unaudited)                           (unaudited)
 SALES                               540,599       420,709     64,976      795,719      598,139     95,639

 COST OF SALES                      (478,773)     (403,052)   (57,545)    (719,794)    (569,741)   (86,514)
                                    --------        ------    -------      -------      -------     ------

 GROSS PROFIT                         61,826        17,657      7,431       75,925       28,398      9,125

 DEPRECIATION OF FIXED                  (613)         (616)       (74)      (1,208)      (1,192)      (145)
 ASSETS

 SELLING AND                         (15,187)      (14,203)    (1,825)     (25,173)     (22,729)    (3,026)
 ADMINISTRATIVE EXPENSES              ------        ------    -------      -------      -------     ------

 OPERATING INCOME                     46,026         2,838      5,532       49,544        4,477      5,954

 FINANCIAL (EXPENSES),               (16,487)         (934)    (1,982)     (21,676)      (2,502)    (2,605)
 NET

 OTHER INCOME/ (LOSSES),              (5,095)       13,421       (612)       4,243       15,541        510
 NET                                  ------        ------    -------      -------      -------     ------

 INCOME BEFORE INCOME                 24,444        15,325      2,938       32,111       17,516      3,859
 TAXES

 INCOME TAXES                         (3,586)       (1,941)      (431)      (5,577)      (2,612)      (670)
                                      ------        ------    -------      -------      -------     ------
 NET INCOME BEFORE                    20,858        13,384      2,507       26,534       14,904      3,189
 MINORITY INTERESTS

 MINORITY INTERESTS                  (10,221)       (5,962)    (1,228)     (13,401)      (6,807)    (1,611)
                                      ------        ------    -------      -------      -------     ------

 NET INCOME FOR THE                   10,637         7,422      1,279       13,133        8,097      1,578
 PERIOD                               ======        ======    =======      =======      =======     ======

 EARNINGS PER SHARE         2          0.479         0.619      0.058        0.592        0.675      0.071
                                      ======        ======    =======      =======      =======    =======



         The accompanying notes are an integral part of these condensed consolidated financial statements.

              CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                   AS OF JUNE 30, 1996 AND DECEMBER 31, 1995
                             (Amounts in thousands)

                                               June 30, 1996     December 31, 1995     June 30, 1996
                                               -------------     -----------------     -------------
                                                     RMB               RMB                  US$
                                    Notes        (unaudited)        (audited)           (unaudited)
                                    ----
  ASSETS

  CURRENT ASSETS

  Cash and cash equivalents                         92,156            56,942                11,076

  Trade receivables                                 52,675            31,991                 6,331

  Other receivables, deposits
  and prepayments                                  123,836            52,871                14,884

  Inventories                         3             65,031           103,776                 7,816

  Amounts due from related
    companies                                      330,394           288,503                39,711

  Amount due from Farming
     Bureau                                         24,351            80,427                 2,927

  Other current assets                               ---              19,448                  ---

                                                   -------           -------                ------
  TOTAL CURRENT ASSETS                             688,443           633,958                82,745

  FIXED ASSETS                        4             21,795            21,491                 2,620

  INVESTMENTS                                       12,163            11,963                 1,462

  GOODWILL                                           1,063             1,076                   128

                                                   -------           -------                ------
  TOTAL ASSETS                                     723,464           668,488                86,955
                                                   =======           =======                ======

  LIABILITIES AND
  SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES

  Bank loans                                       292,560           293,000                35,164

  Amounts due to related                            17,966            22,654                 2,159
  companies

  Amounts due to shareholders                          300            15,727                    36

  Accounts payable                                  90,182            39,876                10,839

  Income taxes payable                              14,267            10,265                 1,715

  Other payables and accrued
    liabilities                                     58,080            21,533                 6,981

  Short term advances                                 --              86,917                  --

                                                   -------           -------                ------
  TOTAL CURRENT                                    473,355           489,972                56,894
     LIABILITIES

  MINORITY INTERESTS                                87,304            74,067                10,493
                                                   -------           -------                ------

  TOTAL LIABILITIES                                560,659           564,039                67,387
                                                   =======           =======                ======

                                             June 30, 1996       December 31, 1995        June 30, 1996
                                             -------------       -----------------        -------------
                                                   RMB                  RMB                    US$
                                  Notes        (unaudited)           (audited)             (unaudited)
                                  -----
SHAREHOLDERS' EQUITY
Common Stock, US$0.001 par
value:  Authorized -
200,000,000 shares in 1996 and
1995
Issued and outstanding -
41,528,000 shares in 1996 and
12,000,000 shares in 1995                            347               101                    42

Preferred stock, authorized -
10,000,000 shares in 1996 and
1995:  Series A preferred
stock.  US$1 par value:
Authorized, issued and
outstanding - 6,400,000 shares
in 1996 and 1995                                  53,930            53,930                 6,482

Series B convertible preferred
stock, US$0.001 par value:
Authorized - 2,500 shares in
1996 and 1995.  Issued and
outstanding - none in 1996 and                      ---               ---                   ---
370 shares in 1995

Additional paid-in capital                        65,938            20,961                 7,925

Reserves                                           8,930             8,930                 1,073

Retained earnings                                 33,660            20,527                 4,046
                                                 -------           -------               -------
TOTAL SHAREHOLDERS' EQUITY                       162,805           104,449                19,568
                                                 -------           -------               -------
TOTAL LIABILITIES AND                            723,464           668,488                86,955
SHAREHOLDERS' EQUITY                             =======           =======               =======


  The accompanying notes are an integral part of these condensed consolidated financial statements.

              CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

            (Amounts in thousands, except share and per share data)

                                                             Series B
                                                Series A   Convertible   Additional
                                     Common     Preferred   Preferred      Paid-In                 Retained
                                      Stock       Stock       Stock        Capital     Reserves    Earnings
                                       RMB         RMB         RMB           RMB         RMB         RMB
Balance at December 31, 1994            101         --           --         1,407      2,657       7,625

Issuance of 6,400,000 shares of         --       53,930          --           --         --          --
Series A preferred stock

Issuance of 370 shares of Series        --          --           --        19,554        --          --
B preferred stock, net of share
issuance costs

Net income                              --          --           --           --         --       19,175

Transfer to reserves                    --          --           --           --       6,273      (6,273)
                                     ------     -------    ----------      ------     ------      -------
Balance at December 31, 1995            101      53,930          --        20,961      8,930      20,527

Issuance of 883 shares of Series        --          --           --        45,223        --          --
B convertible preferred stock,
net of shares issuance costs

Issuance of 29,528,582 shares of        246         --           --          (246)       --          --
common stock pursuant to the
conversion of 1,253 shares of
series B convertible preferred
stock

Net income                              --          --           --          --          --       13,133
                                     ------     -------    ----------      ------     ------      ------

Balance at June 30, 1996                347      53,930          --        65,938      8,930      33,660
                                     ======     =======    ==========      ======     ======      ======

              CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                             (Amounts in thousands)


                                                                       Six months ended June 30
                                                         ----------------------------------------------------
                                                             1996                 1995                1996
                                                              RMB                  RMB                 US$
                                                         (unaudited)          (unaudited)         (unaudited)
CASH FLOWS FROM OPERATING
   ACTIVITIES:
Net income                                                   13,133                8,097               1,578
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Minority interests                                     13,401                6,807               1,611
      Depreciation and amortization                           1,208                1,192                 145
      Loss on disposal of fixed assets                            5                  385                   1
Decrease/(increase) in assets:
   Trade receivables                                        (20,684)              (1,341)             (2,486)
   Other receivables, deposits and prepayments              (70,965)             (18,355)             (8,530)
   Inventories                                               38,745               28,923               4,657
   Amount due from Farming Bureau                            56,076              (11,517)              6,740
   Amounts due from related companies                       (41,891)              (1,525)             (5,035)
   Other current assets                                      19,448                 --                 2,337
Increase/(decrease) in liabilities:
   Amounts due to related companies                          (4,688)               1,196                (563)
   Accounts payable                                          50,306                3,865               6,046
   Income taxes payable                                       4,002                2,612                 481
   Other payables and accrued liabilities                    36,547                4,959               4,393
   Amounts due to Farming Bureau                              --                 (14,978)                --
Net cash provided by operating                              -------              -------              ------
   activities                                                94,643               10,320              11,375
                                                            -------              -------              ------

CASH FLOWS PROVIDED BY/(USED IN)
   INVESTING ACTIVITIES:
Purchases of fixed assets                                    (1,504)              (3,481)               (181)
Purchases of investments                                       (200)                  --                 (24)
Reduction of minority interests                                (164)                  --                 (20)
Additions to construction in progress                           --                (1,658)                --
Proceeds from sale of fixed assets                              --                 1,603                 --
                                                            -------              -------              ------
Net cash used in investing activities                        (1,868)              (3,536)               (225)
                                                            -------              -------              ------

                                                                       Six months ended June 30,
                                                          ----------------------------------------------------
                                                             1996                 1995                1996
                                                             RMB                  RMB                 US$
                                                          (unaudited)          (unaudited)         (unaudited)
CASH FLOWS PROVIDED BY/(USED IN)
   FINANCING ACTIVITIES:
Issue of share capital less share offering costs             45,223                   --               5,436
Loans from shareholders                                         --                 4,131                 --
Repayment of loans to shareholders                          (15,427)                  --              (1,854)
Repayments of bank borrowings                                  (440)              (4,200)                (53)
Cash remitted to Farming Bureau                                 --                  (849)                 --
Short term advances                                         (86,917)                  --             (10,447)
Loans to related companies                                      --               (18,506)                 --
Cash from repayment of loans by
   related companies                                            --                 8,403                  --
                                                            -------              -------              ------
Net cash used in financing activities                       (57,561)             (11,021)             (6,918)
                                                            -------              -------              ------

NET INCREASE/(DECREASE) IN CASH
   AND CASH EQUIVALENTS:                                     35,214               (4,237)              4,232
Cash and cash equivalents, at beginning of period            56,942               69,157               6,844
                                                            -------              -------              ------
Cash and cash equivalents, at end of period                  92,156               64,920              11,076
                                                            =======              =======              ======



  The accompanying notes are an integral part of these condensed consolidated financial statements.

              CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Amounts in thousands, except share and per share data)

1.       BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months period ended June 30, 1996 is not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

2.       EARNINGS PER SHARE:

         The computations of primary earnings per share for the three months and six months ended on June 30, 1996, are based on the weighted average number of common stock outstanding after giving effect to dilutive stock options and series B convertible preferred stock, which are included as common share equivalents using the treasury stock method and assumed to be converted to common stock, respectively. The number of shares used in computing the primary earnings per share is 22,192,850. Fully diluted earnings per share is not materially different from primary earnings per share.

         For the three months and six months ended June 30, 1995, primary earnings per share is based on an aggregate of 12,000,000 shares of common stock outstanding.

3.       INVENTORIES:
                                                         June 30,        December 31,
                                                             1996                1995
                                                      -----------        ------------
                                                              RMB                 RMB
                                                      (unaudited)           (audited)

         Inventories comprise:

         Finished goods                                   65,031              103,776
                                                      ==========         ============

4.       FIXED ASSETS:
                                                         June 30,        December 31,
                                                             1996                1995
                                                      -----------        ------------
                                                              RMB                 RMB

                                                      (unaudited)           (audited)
         Cost:
            Buildings                                       5,739               5,739
            Plant, machinery and equipment                 11,435              10,267
            Transportation vehicles and equipment           8,772               8,448
                                                      -----------        -----------

                                                           25,946              24,454
                                                      -----------        -----------


         Accumulated depreciation:
            Buildings                                                           837                 607
            Plant, machinery and equipment                                    2,015               1,563
            Transportation vehicles and equipment                             1,299                 793
                                                                             ------              ------
                                                                              4,151               2,963
                                                                             ------              ------
         Net book value                                                      21,795              21,491
                                                                             ======              ======


5.       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


                                                                             Six months ended June 30
                                                                            --------------------------
                                                                               1996           1995
                                                                               RMB             RMB
                                                                            (unaudited)    (unaudited)

         Cash paid during the period for interest expenses                   12,801           17,826
                                                                             ======           ======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATION

         RESULTS OF OPERATIONS

         The following table shows the selected unaudited condensed consolidated income statements data of the Company and its subsidiaries for the three months and six months ended June 30, 1995 and 1996. The data should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and related Notes thereto:

         (Amounts in thousands)

                                                       Three months               Six months
                                                          ended                     ended
                                                         June 30,                  June 30,
                                                         --------                  --------
                                                    1996         1995         1996          1995
                                                     RMB         RMB           RMB          RMB
Sales:

Distribution of natural rubber
                                                   354,069      375,239       587,420       519,027
Procurement of materials and
  supplies                                         186,530       45,470       208,299        79,112
                                                   -------      -------       -------       -------

                                                   540,599      420,709       795,719       598,139
                                                   -------      -------       -------       -------

Gross profit                                        61,826       17,657        75,925        28,398
Gross profit margin (%)                              11.44         4.20          9.54          4.75

Income before income taxes                          24,444       15,325        32,111        17,516
Income taxes                                        (3,586)      (1,941)       (5,577)       (2,612)
                                                   -------      -------       -------       -------

Net income                                          20,858       13,384        26,534        14,904
Minority interests                                 (10,221)      (5,962)      (13,401)       (6,807)
                                                   -------      -------       -------       -------

Net income after minority interests                 10,637        7,422        13,133         8,097
                                                   =======      =======       =======       =======

         SALES AND GROSS PROFIT

         For the second quarter of fiscal 1996, the Company's total sales increased by 28% to Rmb541 million from Rmb421 million for the corresponding quarter in last year, which was due to the increase in procurement of materials and supplies. Following the completion of the Company's offshore private placement on March 8, 1996, the net proceeds raised from the offering were injected into the Company's subsidiaries in Hainan as working capital to expand the distribution operations. The Company has expanded into the trading of other agricultural products, such as coffee beans, and the corresponding sales revenue was included under the procurement of materials and supplies. The total sales of such agricultural products for the quarter amounted to approximately Rmb150 million with a gross profit of approximately Rmb25 million, or a gross profit margin of 17%. The natural rubber sales and the procurement of other materials and supplies were comparable to the corresponding quarter in last year.

         For the second quarter of fiscal 1996, the gross profit margin of natural rubber sales increased to 6.1% from 4.1% for the corresponding period in fiscal 1995. The increase was mainly the result of purchase discounts received from farms in 1996. The overall gross profit margin increased from 4.2% to 11.4% for the second quarter of fiscal 1996 as compared with the corresponding quarter in last year, which was due to the higher gross profit margin resulting from trading of other agricultural products, as well as the purchase discounts received from rubber distribution.

         For the first half year of 1996, the Company's total sales increased by 33% to Rmb796 million from Rmb598 million for the corresponding period in last year. The overall gross profit margin also increased from 4.7% to 9.5%. The increase of both net sales and gross profit margin was due to the contribution from the trading of other agricultural products as previously discussed.

         SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses increased by 11%, or Rmb2.5 million, for the first half year of fiscal 1996 compared to the same period in fiscal 1995. The increase was mainly due to the increase in salaries and staff welfare expenses, and more selling expenses were incurred for the distribution of the agricultural products.

         FINANCIAL EXPENSES, NET

         The net financial expenses increased by Rmb19.2 million from Rmb2.5 million for the first half year of fiscal 1995 to Rmb21.7 million for the corresponding period in 1996. The net financial expenses for the second quarter of fiscal 1996 also increased by Rmb15.5 million as compared with the corresponding quarter in last year. The increase was due to the fact that less interest income was received from related companies as a result of the overall decrease in advances to related companies in fiscal 1996.

         OTHER INCOME/(LOSSES), NET

         Other income/(losses) mainly represented income from long term investments, rental income and profits or losses on trading of futures contracts. The decrease of net income of Rmb11.3 million from Rmb15.5 million for the first half year of fiscal 1995 to Rmb4.2 million for the same period of fiscal 1996 was mainly due to the fact that greater profits on trading of futures contracts were realized in fiscal 1995 than in fiscal 1996.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary liquidity needs are to fund accounts receivable, inventories and rubber purchase deposits and to expand business operations.
The Company has financed its working capital requirements through a combination of internally generated cash, short term bank borrowing and issuance of share capital.

         Net cash provided by operating activities was Rmb94.6 million and Rmb10.3 million for the six months ended June 30, 1996 and 1995, respectively. Net cash flows from the Operating Subsidiaries' operating activities are attributable to the Operating Subsidiaries' income and changes in operating assets and liabilities.

         During the six months ended June 30, 1996, the Company issued an additional 883 shares of series B convertible preferred stock at US$10,000 per share with a gross proceeds of US$8.83 million. All the 1,253 shares of series B convertible preferred stock issued by the Company were converted to common stock as of June 30, 1996.

         There has been no other significant change in financial condition and liquidity since the fiscal year ended December 31, 1995. The Company believes that the net proceeds from its capital raising efforts, together with the internally generated funds, will be sufficient to satisfy its anticipated working capital needs for at least the next 12 months.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

         None.

ITEM 2.  CHANGES IN SECURITIES:

         As of July 1, 1995, pursuant to the recommendation of a committee of disinterested persons appointed by the board of directors in accordance with the terms of the Stock Option Plan (the "Plan") adopted by the Company as of March 31, 1995, the board of directors granted options to the following officers and directors to purchase shares of the Company's Common Stock:

                 Yiu Yat Hung                         6,000 shares
                 Tam Cheuk Ho                         6,000 shares
                 Han Jianzhun                         6,000 shares
                 Li Feilie                          100,000 shares

In addition, the board of directors granted options to the following employees and consultant to purchase shares of the Company's Common Stock:

                 Brender Services Limited           100,000 shares
                 Wong Wah On                          6,000 shares
                 Cheung Yu Shum                     500,000 shares
                 Tse Chi Kai                        300,000 shares
                 Ma Sin Ling                        500,000 shares
                 Cheung Siu Yin                      10,000 shares
                 Woo Pui Yan                         10,000 shares
                 Kwok Kwan Hung                     386,000 shares
                 Fu Yang Guang                      200,000 shares
                 Lin Jia Ping                       270,000 shares

All of the stock options were issued in accordance with the terms of the Plan at an exercise price of US$3.78 (the fair market value of the Common Stock as of July 1, 1995) and would have been exercisable beginning on July 1, 1996, and until July 1, 2005.

         As of May 20, 1996, the board of directors, in accordance with the recommendation, with respect to stock options granted to directors and officers, of a committee of disinterested persons appointed by the board of directors in accordance with the terms of the Plan, reduced the exercise prices of all of the outstanding options to US$0.42 (the fair market value of the Common Stock as of May 20, 1996). By virtue of this action, the outstanding options are now exercisable beginning on May 20, 1997, and until May 20, 2006. Stock options have now been granted with respect to all 2,400,000 shares of Common Stock subject to the Plan, and all stock options remain outstanding.

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

       10.1      Assignment Agreement dated January 21, 1994, by and between
                 Hong Wah (Holdings) Limited and Billion Luck Company Ltd.
                 (Filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)

       10.2      Contract on Investment for the Setting up of Hainan
                 Agricultural Resources Company Ltd. dated January 31, 1994, by and among Hainan Province Agricultural Reclamation General
                 Company (the Farming Bureau), Hainan Province Guilinyang State
                 Farm, and Billion Luck Company Ltd. (Original Chinese version with English translation filed with Annual Report on Form
                 10-K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)

       10.3      Loan Agreement dated May 10, 1994, by and among Everbright
                 Finance & Investment Co. Limited, Worlder International Company
                 Limited, Hong Wah Investment Holdings Limited, Silverich
                 Limited, Brender Services Limited, and Billion Luck Company
                 Ltd. (Filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)

       10.4      Credit Agreement dated June 1, 1994, by and among Everbright
                 Finance & Investment Co. Limited, Worlder International Company
                 Limited, Hong Wah Investment Holdings Limited and Billion Luck
                 Company Ltd. (Filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)

       10.5      Contract on the Transfer of Share Ownership of Hainan Zhongya
                 Aluminum Co., Ltd. dated July 11, 1994, by and between Hainan
                 Province Guilinyang State Farm and Hainan Agricultural
                 Resources Co., Ltd. (Filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)

       10.6      Letter Agreement dated August 8, 1994, by and among Everbright
                 Finance & Investment Co. Limited, Worlder International Company
                 Limited, Hong Wah Investment Holdings Limited and Billion Luck
                 Company Ltd., supplementing Credit Agreement dated June 1, 1994
                 (Filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)

       10.7      Letter Agreement dated October 24, 1994, by and among
                 Everbright Finance & Investment Co. Limited, Worlder
                 International Company Limited, and Billion Luck Company Ltd.
                 (Filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)

       10.8 Acquisition Agreement, by and among the Registrant and the shareholders of Billion Luck Company Ltd. (Filed with Annual
                 Report on Form 10-K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)

       10.9 Agreement on Service and Cooperation dated November 5, 1994, by and between Hainan Province Agricultural Reclamation General
                 Company (the Farming Bureau) and Hainan Agricultural Resources
                 Company Ltd. (Original Chinese version with English translation filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)

       10.10     Land Use Agreement dated November 5, 1994, by and between
                 Hainan Province Agricultural Reclamation No. 1 Materials Supply
                 & Sales Company (First Supply) and Hainan Province Agricultural
                 Reclamation Jin Long Materials General Company (Original
                 Chinese version with certified English translation filed with Annual Report on Form 10-K/A for the fiscal year ended December
                 31, 1994, and incorporated herein by reference.)herewith.)

       10.11     Land Use Agreement dated November 5, 1994, by and between
                 Hainan Province Agricultural Reclamation No. 2 Materials Supply
                 & Sales Company (Second Supply) and Hainan Province
                 Agricultural Reclamation Jin Huan Materials General Company
                 (Original Chinese version with certified English translation filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)

       10.12 Long-Term Sale and Purchase Agreement dated November 5, 1994, by and among Hainan Province Agricultural Reclamation General
                 Company (the Farming Bureau), Hainan Agricultural Resources
                 Company Ltd., Hainan Province Agricultural Reclamation No. 1
                 Materials Supply & Marketing Company (First Supply), and Hainan
                 Province Agricultural Reclamation No. 2 Materials Supply &
                 Marketing Company (Second Supply) (Original Chinese version with English translation filed with Annual Report on Form
                 10-K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)

       10.13     Agreement on Assignment of Accounts Receivable dated November
                 5, 1994, by and among Hainan Province Agricultural Reclamation
                 General Company (the Farming Bureau), Billion Luck Company
                 Ltd., Hainan Province Guilinyang State Farm, Hainan
                 Agricultural Resources Company Ltd., Hainan Province
                 Agricultural Reclamation No. 1 Materials Supply & Marketing
                 Company (First Supply), and Hainan Province Agricultural
                 Reclamation No. 2 Materials Supply & Marketing Company (Second
                 Supply) (Original Chinese version with English translation filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)

       10.14     Rental Agreement, by and between General Bureau of Hainan State
                 Farms (the Farming Bureau) and Hainan Agricultural Resources
                 Company Limited (Original Chinese version with English
                 Translation filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)

       10.15     Guaranty Agreement, by and among Hainan Province Agricultural
                 Reclamation General Company (the Farming Bureau), Hainan
                 Agricultural Reclamation No. 1 Materials Supply & Sales Company
                 (First Supply) and Hainan Agricultural Reclamation No. 2
                 Materials Supply & Sales Company (Second Supply) (Original
                 Chinese version with certified English Translation filed with Annual Report on Form 10-K/A for the fiscal year ended December
                 31, 1994, and incorporated herein by reference.)


       10.16 Financial Consulting Agreement dated February 1, 1994, by and between Brender Services Limited and Billion Luck Company Ltd., and Extension Agreement dated November 1, 1994, by and between Brender Services Limited and Billion Luck Company Ltd. (Filed with Annual Report on Form 10-K/A for the fiscal year ended
                 December 31, 1994, and incorporated herein by reference.)

       10.17     Exchange Agreement, by and among the Registrant, Hong Wah
                 Investment Holdings Limited, Everbright Finance & Investment
                 Co. Ltd., Worlder International Company Limited and Silverich
                 Limited, executed as of March 31, 1995 (Filed with Quarterly
                 Report on Form 10-Q/A for the fiscal quarter ended March 31, 1995, and incorporated herein by reference.)

       10.18 China Resources Development, Inc., 1995 Stock Option Plan, adopted as of March 31, 1995 (Filed with Quarterly Report on
                 Form 10-Q/A for the fiscal quarter ended March 31, 1995, and the Current Report on Form 8-K dated June 19, 1995, and incorporated herein by reference.)

       10.19     Consulting Agreement between the Registrant and Brender
                 Services Limited, dated April 30, 1995 (Filed with Quarterly
                 Report on Form 10-Q for the fiscal quarter ended June 30, 1995, and incorporated herein by reference.)

       10.20 Letter dated June 1, 1995, extending the repayment date to December 31, 1995, for loans extended to Billion Luck by Everbright Finance & Investment Co. Limited, Worlder
                 International Company Limited and Hong Wah Investment Holdings
                 Limited, pursuant to Credit Agreement dated June 1, 1994
                 (Filed with Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995, and incorporated herein by reference.)

       10.21     Agreement on Administrative Expenses Apportionment between
                 First Supply and Jin Ling Corporation, dated March 15, 1995
                 (Original Chinese version with English translation filed with Annual Report on Form 10-K for the fiscal year ended December
                 31, 1995, and incorporated herein by reference.)

       10.22     Agreement on Administrative Expenses Apportionment between
                 Second Supply and Jin Huan Corporation, dated March 15, 1995
                 (Original Chinese version with English translation filed with Annual Report on Form 10-K for the fiscal year ended December
                 31, 1995, and incorporated herein by reference.)

       10.23     Agreement on Rubber Purchase Deposits among HARC, First Supply,
                 Second Supply and the Farming Bureau, dated March 30, 1995
                 (Original Chinese version with English translation filed with Annual Report on Form 10-K for the fiscal year ended December
                 31, 1995, and incorporated herein by reference.)

       10.24 Employment Agreement between Billion Luck and Han Jian Zhun, dated August 1, 1995 (Filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.)

       10.25     Employment Agreement between Billion Luck and Li Fei Lie, dated
                 August 1, 1995 (Filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.)

       10.26 Contract on Investment in the Xilian Timber Mill between HARC and the State-Run Xilian Farm of Hainan Province dated July 7,
                 1994, and Supplementary Agreement dated December 24, 1994
                 (Original Chinese version with English translation filed with Annual Report on Form 10-K for the fiscal year ended December
                 31, 1995, and incorporated herein by reference.)

       11        Computation of Earnings (Loss) Per Share  (Contained in
                 Financial Statements in Part I, Item 1, hereof.)

       27        Financial Data Schedule, For SEC Use Only (Filed herewith.)


         (b) During the three months ended June 30, 1996, the Company did not file a Current Report on Form 8-K.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CHINA RESOURCES DEVELOPMENT, INC.



August 13, 1996                         By: /s/ Li Shunxing
                                            ------------------------------
                                            Li Shunxing, President



                                        By: /s/ Tam Cheuk Ho
                                            ------------------------------
                                            Tam Cheuk Ho,
                                            Chief Financial Officer

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

     10.1      Assignment Agreement dated January 21, 1994, by and between Hong
               Wah (Holdings) Limited and Billion Luck Company Ltd.  (Filed with
               Annual Report on Form 10-K/A for the fiscal year ended December
               31, 1994, and incorporated herein by reference.)

     10.2      Contract on Investment for the Setting up of Hainan Agricultural
               Resources Company Ltd. dated January 31, 1994, by and among
               Hainan Province Agricultural Reclamation General Company (the
               Farming Bureau), Hainan Province Guilinyang State Farm, and
               Billion Luck Company Ltd. (Original Chinese version with English translation filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)

     10.3      Loan Agreement dated May 10, 1994, by and among Everbright
               Finance & Investment Co. Limited, Worlder International Company
               Limited, Hong Wah Investment Holdings Limited, Silverich Limited,
               Brender Services Limited, and Billion Luck Company Ltd. (Filed with Annual Report on


               Form 10-K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)

     10.4      Credit Agreement dated June 1, 1994, by and among Everbright
               Finance & Investment Co. Limited, Worlder International Company
               Limited, Hong Wah Investment Holdings Limited and Billion Luck
               Company Ltd. (Filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)

     10.5      Contract on the Transfer of Share Ownership of Hainan Zhongya
               Aluminum Co., Ltd. dated July 11, 1994, by and between Hainan
               Province Guilinyang State Farm and Hainan Agricultural Resources
               Co., Ltd. (Filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)

     10.6      Letter Agreement dated August 8, 1994, by and among Everbright
               Finance & Investment Co. Limited, Worlder International Company
               Limited, Hong Wah Investment Holdings Limited and Billion Luck
               Company Ltd., supplementing Credit Agreement dated June 1, 1994
               (Filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)

     10.7      Letter Agreement dated October 24, 1994, by and among Everbright
               Finance & Investment Co. Limited, Worlder International Company
               Limited, and Billion Luck Company Ltd. (Filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)

     10.8 Acquisition Agreement, by and among the Registrant and the shareholders of Billion Luck Company Ltd. (Filed with Annual
               Report on Form 10-K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)

     10.9 Agreement on Service and Cooperation dated November 5, 1994, by and between Hainan Province Agricultural Reclamation General
               Company (the Farming Bureau) and Hainan Agricultural Resources
               Company Ltd. (Original Chinese version with English translation filed with Annual Report on Form 10-K/A for the fiscal year ended
               December 31, 1994, and incorporated herein by reference.)

     10.10     Land Use Agreement dated November 5, 1994, by and between Hainan
               Province Agricultural Reclamation No. 1 Materials Supply & Sales
               Company (First Supply) and Hainan Province Agricultural
               Reclamation Jin Long Materials General Company (Original Chinese version with certified English translation filed with Annual
               Report on Form 10-K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)herewith.)

       10.11     Land Use Agreement dated November 5, 1994, by and between
                 Hainan Province Agricultural Reclamation No. 2 Materials Supply
                 & Sales Company (Second Supply) and Hainan Province
                 Agricultural Reclamation Jin Huan Materials General Company
                 (Original Chinese version with certified English translation filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)

       10.12 Long-Term Sale and Purchase Agreement dated November 5, 1994, by and among Hainan Province Agricultural Reclamation General
                 Company (the Farming Bureau), Hainan Agricultural Resources
                 Company Ltd., Hainan Province Agricultural Reclamation No. 1
                 Materials Supply & Marketing Company (First Supply), and Hainan
                 Province Agricultural Reclamation No. 2 Materials Supply &
                 Marketing Company (Second Supply) 0(Original Chinese version with English translation filed with Annual Report on Form
                 10-K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)

       10.13     Agreement on Assignment of Accounts Receivable dated November
                 5, 1994, by and among Hainan Province Agricultural Reclamation
                 General Company (the Farming Bureau), Billion Luck Company
                 Ltd., Hainan Province Guilinyang State Farm, Hainan
                 Agricultural Resources Company Ltd., Hainan Province
                 Agricultural Reclamation No. 1 Materials Supply & Marketing
                 Company (First Supply), and Hainan Province Agricultural
                 Reclamation No. 2 Materials Supply & Marketing Company (Second
                 Supply) (Original Chinese version with English translation filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)

       10.14     Rental Agreement, by and between General Bureau of Hainan State
                 Farms (the Farming Bureau) and Hainan Agricultural Resources
                 Company Limited (Original Chinese version with English
                 Translation filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)

       10.15     Guaranty Agreement, by and among Hainan Province Agricultural
                 Reclamation General Company (the Farming Bureau), Hainan
                 Agricultural Reclamation No. 1 Materials Supply & Sales Company
                 (First Supply) and Hainan Agricultural Reclamation No. 2
                 Materials Supply & Sales Company (Second Supply) (Original
                 Chinese version with certified English Translation filed with Annual Report on Form 10-K/A for the fiscal year ended December
                 31, 1994, and incorporated herein by reference.)

       10.16 Financial Consulting Agreement dated February 1, 1994, by and between Brender Services Limited and Billion Luck Company Ltd., and Extension Agreement dated November 1, 1994, by and between Brender Services Limited and Billion Luck Company Ltd. (Filed with Annual Report on Form

                 10-K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)

       10.17     Exchange Agreement, by and among the Registrant, Hong Wah
                 Investment Holdings Limited, Everbright Finance & Investment
                 Co. Ltd., Worlder International Company Limited and Silverich
                 Limited, executed as of March 31, 1995 (Filed with Quarterly
                 Report on Form 10-Q/A for the fiscal quarter ended March 31, 1995, and incorporated herein by reference.)

       10.18 China Resources Development, Inc., 1995 Stock Option Plan, adopted as of March 31, 1995 (Filed with Quarterly Report on
                 Form 10-Q/A for the fiscal quarter ended March 31, 1995, and the Current Report on Form 8-K dated June 19, 1995, and incorporated herein by reference.)

       10.19     Consulting Agreement between the Registrant and Brender
                 Services Limited, dated April 30, 1995 (Filed with Quarterly
                 Report on Form 10-Q for the fiscal quarter ended June 30, 1995, and incorporated herein by reference.)

       10.20 Letter dated June 1, 1995, extending the repayment date to December 31, 1995, for loans extended to Billion Luck by Everbright Finance & Investment Co. Limited, Worlder
                 International Company Limited and Hong Wah Investment Holdings
                 Limited, pursuant to Credit Agreement dated June 1, 1994 (Filed with Quarterly Report on Form 10-Q for the fiscal quarter ended
                 September 30, 1995, and incorporated herein by reference.)

       10.21     Agreement on Administrative Expenses Apportionment between
                 First Supply and Jin Ling Corporation, dated March 15, 1995
                 (Original Chinese version with English translation filed with Annual Report on Form 10-K for the fiscal year ended December
                 31, 1995, and incorporated herein by reference.)

       10.22     Agreement on Administrative Expenses Apportionment between
                 Second Supply and Jin Huan Corporation, dated March 15, 1995
                 (Original Chinese version with English translation filed with Annual Report on Form 10-K for the fiscal year ended December
                 31, 1995, and incorporated herein by reference.)

       10.23     Agreement on Rubber Purchase Deposits among HARC, First Supply,
                 Second Supply and the Farming Bureau, dated March 30, 1995
                 (Original Chinese version with English translation filed with Annual Report on Form 10-K for the fiscal year ended December
                 31, 1995, and incorporated herein by reference.)

       10.24 Employment Agreement between Billion Luck and Han Jian Zhun, dated August 1, 1995 (Filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.)

       10.25     Employment Agreement between Billion Luck and Li Fei Lie, dated
                 August 1, 1995 (Filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.)

       10.26 Contract on Investment in the Xilian Timber Mill between HARC and the State-Run Xilian Farm of Hainan Province dated July 7,
                 1994, and Supplementary Agreement dated December 24, 1994
                 (Original Chinese version with English translation filed with Annual Report on Form 10-K for the fiscal year ended December
                 31, 1995, and incorporated herein by reference.)

       11        Computation of Earnings (Loss) Per Share (Contained in
                 Financial Statements in Part I, Item 1, hereof.)

       27        Financial Data Schedule, For SEC Use Only (Filed herewith.)