Form 10-Q
period 1996-09-30
CHINA RESOURCES DEVELOPMENT INC
filed 1996-11-14
CIK 793628

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                         ______________________________


                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1996 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to
     ____________

                         ______________________________


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 82,833,414 shares of common stock, $.001 par value, as of November 13, 1996.

Page 1 of 39 pages                                      Exhibit Index on Page 22

                                  CONVENTIONS


         Unless otherwise specified, all references in this report to "U.S. Dollars," "Dollars," "U.S.$," or "$" are to United States dollars; and all references to "Renminbi" or "Rmb" or "yuan" are to Renminbi yuan, which is the lawful currency of the People's Republic of China ("China" or "PRC"). The Company and Billion Luck maintain their accounts in U.S. Dollars and Hong Kong Dollars, respectively. HARC and the Operating Subsidiaries maintain their accounts in Renminbi yuan. The financial statements of the Company and its subsidiaries are prepared in Renminbi. Translations of amounts from Renminbi to U.S. Dollars are for the convenience of the reader. Unless otherwise indicated, any translations from Renminbi to U.S. Dollars or from U.S. Dollars to Renminbi have been made at the single rate of exchange as quoted by the People's Bank of China (the "PBOC Rate") on September 30, 1996, which was U.S.$1.00 = Rmb8.30. The Renminbi is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of Renminbi into U.S. Dollars or other currencies. All foreign exchange transactions take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. No representation is made that the Renminbi or U.S. Dollar amounts referred to herein could have been or could be converted into U.S. Dollars or Renminbi, as the case may be, at the PBOC Rate or at all.

         References to "Billion Luck" refer to Billion Luck Company Ltd., a British Virgin Islands company, which is a wholly-owned subsidiary of the Company.

         References to "Company" and "Registrant" are to China Resources Development, Inc., and include, unless the context requires otherwise, the operations of Billion Luck, HARC, First Supply, and Second Supply (all as hereinafter defined).

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

              CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
            (Amounts in thousands, except share and per share data)

                                            Three Months Ended                       Nine Months Ended
                            Note               September 30,                            September 30,
                                   ------------------------------------    --------------------------------------

                                      1996          1995         1996         1996           1995         1996
                                       RMB          RMB          US$          RMB            RMB           US$
                                                (unaudited)                              (unaudited)
 SALES                               486,788        709,361     58,649      1,282,507     1,307,500      154,519

 COST OF SALES                      (445,430)      (685,638)   (53,666)    (1,165,224)   (1,255,379)    (140,388)
                                    --------       --------    -------     ----------    ----------     --------

 GROSS PROFIT                         41,358         23,723      4,983        117,283        52,121       14,131

 DEPRECIATION OF FIXED                  (484)          (625)       (58)        (1,692)       (1,817)        (204)
 ASSETS

 SELLING AND                         (14,132)       (10,962)    (1,703)       (39,305)      (33,690)      (4,736)
 ADMINISTRATIVE EXPENSES            --------       --------    -------     ----------    ----------     --------


 OPERATING INCOME                     26,742         12,136      3,222         76,286        16,614        9,191

 FINANCIAL INCOME/                   (10,122)          (975)    (1,220)       (31,798)       (3,388)      (3,831)
 (EXPENSES), NET

 OTHER INCOME/ (LOSSES),              11,127          2,488      1,341         15,370        17,940        1,852
 NET                                --------       --------    -------     ----------    ----------     --------

 INCOME BEFORE INCOME                 27,747         13,649      3,343         59,858        31,166        7,212
 TAXES

 INCOME TAXES                         (2,335)        (2,399)      (281)        (7,912)       (5,011)        (953)
                                    --------       --------    -------     ----------    ----------     --------
 NET INCOME BEFORE                    25,412         11,250      3,062         51,946        26,155        6,259
 MINORITY INTERESTS

 MINORITY INTERESTS                   (9,807)        (6,106)    (1,182)       (23,208)      (12,913)      (2,796)
                                    --------       --------    -------     ----------    ----------     --------

 NET INCOME FOR THE                   15,605          5,144      1,880         28,738        13,242        3,463
 PERIOD                             ========       ========    =======     ==========    ==========     ========


 PRIMARY EARNINGS PER       2          0.531          0.429      0.064          0.978         1.104        0.118
 SHARE                              ========       ========    =======     ==========    ==========     ========


 FULLY DILUTED EARNINGS     2          0.493          0.429      0.059          0.908         1.104        0.109
 PER SHARE                          ========       ========    =======     ==========    ==========     ========




  The accompanying notes are an integral part of these condensed consolidated financial statements.

              CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                             (Amounts in thousands)

                                                   SEPTEMBER 30, 1996    DECEMBER 31, 1995    SEPTEMBER 30, 1996
                                                   ------------------    -----------------    ------------------
                                                           RMB                  RMB                   US$
                                          NOTES         (UNAUDITED)          (AUDITED)            (UNAUDITED)
                                          -----
        ASSETS

        CURRENT ASSETS

        Cash and cash equivalents                          80,670               56,942                 9,719

        Trade receivables                                 135,475               31,991                16,322

        Other receivables, deposits
        and prepayments                                   135,671               52,871                16,346


        Inventories                         3             185,350              103,776                22,332

        Amounts due from related
           companies                                      253,871              288,503                30,587


        Amount due from Farming
           Bureau                                          48,548               80,427                 5,849


        Other current assets                                ---                 19,448                  ---
                                                          -------              -------               -------
        TOTAL CURRENT ASSETS                              839,585              633,958               101,155

        FIXED ASSETS                        4              21,788               21,491                 2,625

        INVESTMENTS                                        12,163               11,963                 1,465

        GOODWILL                                            1,055                1,076                   127
                                                          -------              -------               -------

        TOTAL ASSETS                                      874,591              668,488               105,372
                                                          =======              =======               =======
        LIABILITIES AND
        SHAREHOLDERS' EQUITY

        CURRENT LIABILITIES

        Bank loans                                        292,560              293,000                35,248

        Amounts due to related companies                   35,709               22,654                 4,302

        Amounts due to shareholders                           299               15,727                    36

        Accounts payable                                  149,167               39,876                17,972

        Income taxes payable                               13,873               10,265                 1,672

        Other payables and accrued
          liabilities                                      78,748               21,533                 9,488

        Short term advances                                  --                 86,917                  --
                                                          -------              -------               -------

        TOTAL CURRENT                                     570,356              489,972                68,718
         LIABILITIES

        MINORITY INTERESTS                                 97,111               74,067                11,700
                                                          -------              -------               -------

        TOTAL LIABILITIES                                 667,467              564,039                80,418
                                                          =======              =======               =======

                                                   SEPTEMBER 30, 1996    DECEMBER 31, 1995    SEPTEMBER 30, 1996
                                                   ------------------    -----------------    ------------------
                                                           RMB                  RMB                   US$
                                          NOTES         (UNAUDITED)          (AUDITED)            (UNAUDITED)
                                          -----
        SHAREHOLDERS' EQUITY
        Common Stock, US$0.001 par
        value:  Authorized - 200,000,000
        shares in 1996 and 1995
        Issued and outstanding -
        76,938,640 shares in 1996 and
        12,000,000 shares in 1995                             641                  101                    77

        Preferred stock, authorized -
        10,000,000 shares in 1996 and
        1995:  Series A preferred
        stock, US$1 par value:
        Authorized, issued and
        outstanding - 6,400,000 shares
        in 1995                                               --                53,930                   --

        Series B convertible preferred
        stock, US$0.001 par value:
        Authorized - 2,500 shares in
        1996 and 1995.  Issued and
        outstanding - 300 shares in                          --                   ---                    __
        1996 and 370 shares in 1995

        Additional paid-in capital                        148,288               20,961                17,866

        Reserves                                            8,930                8,930                 1,075

        Retained earnings                                  49,265               20,527                 5,936
                                                          -------              -------               -------
        TOTAL SHAREHOLDERS' EQUITY                        207,124              104,449                24,954
                                                          -------              -------               -------

        TOTAL LIABILITIES AND                             874,591              668,488               105,372
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

              CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

            (Amounts in thousands, except share and per share data)

                                                                    Series B
                                                      Series A    Convertible    Additional
                                           Common     Preferred    Preferred       Paid-In                 Retained
                                            Stock       Stock        Stock         Capital     Reserves    Earnings     Total
                                             RMB         RMB          RMB            RMB         RMB         RMB         RMB
      Balance at December 31, 1994            101           --             --        1,407       2,657       7,625     11,790

      Issuance of 6,400,000 shares of          --       53,930             --           --          --          --     53,930
      Series A preferred stock

      Issuance of 370 shares of Series         --           --             --       19,554          --          --     19,554
      B preferred stock, net of share
      issuance costs

      Net income                               --           --             --           --          --      19,175     19,175

      Transfer to reserves                     --           --             --           --       6,273      (6,273)        --
                                              ---     --------            ---      -------      ------     -------    -------

      Balance at December 31, 1995            101       53,930             --       20,961       8,930      20,527    104,449

      Issuance of 1,283 shares of              --           --             --       73,937          --          --     73,937
      Series B convertible preferred
      stock, net of shares issuance
      costs

      Issuance of 32,938,640 shares of        274           --             --         (274)         --          --         --
      common stock pursuant to the
      conversion of 1,353 shares of
      series B convertible preferred
      stock

      Exchange of 6,400,000 shares of         266      (53,930)            --       53,664          --          --         --
      Series A preferred stock into
      32,000,000 shares of restricted
      common stock

      Net income                               --           --             --           --          --      28,738     28,738
                                              ---     --------            ---      -------      ------     -------    -------


      Balance at September 30, 1996           641           --             --      148,288       8,930      49,265    207,124
                                              ===     ========            ===      =======      ======     =======    =======

              CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                             (Amounts in thousands)


                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                           ----------------------------------------------------

                                                             1996                 1995                1996
                                                              RMB                  RMB                 US$
                                                         (UNAUDITED)          (UNAUDITED)         (UNAUDITED)
CASH FLOWS FROM OPERATING
   ACTIVITIES:
Net income                                                   28,738               13,242               3,462
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Minority interests                                     23,208               12,913               2,796
      Depreciation and amortization                           1,713                1,838                 206
      Loss on disposal of fixed assets                            5                  466                   1
Decrease/(increase) in assets:
   Trade receivables                                       (103,484)              (7,500)            (12,468)
   Other receivables, deposits and prepayments              (82,800)             (23,731)             (9,976)
   Inventories                                              (81,574)              16,589              (9,828)
   Amount due from Farming Bureau                            31,879              (17,772)              3,841
   Amounts due from related companies                        34,632              (12,083)              4,173
   Other current assets                                      19,448                 --                 2,343
Increase/(decrease) in liabilities:
   Amounts due to related companies                          13,055               (2,129)              1,573
   Accounts payable                                         109,291               11,776              13,168
   Income taxes payable                                       3,608                4,801                 435
   Other payables and accrued liabilities                    57,215                6,620               6,893
   Amounts due to Farming Bureau                              --                 (14,978)                --
                                                          ---------            ---------            ---------
Net cash provided by (used in) operating
   activities                                                54,934               (9,948)              6,619
                                                          ---------            ---------            ---------


CASH FLOWS PROVIDED BY/(USED IN)
   INVESTING ACTIVITIES:
Purchases of fixed assets                                    (1,994)              (3,530)               (240)
Purchases of investments                                       (200)                 (61)                (24)
Reduction of minority interests                                (164)                  --                 (20)
Additions to construction in progress                           --                (1,410)                --
Proceeds from sale of fixed assets                              --                 1,500                 --
                                                           --------            ---------            --------
Net cash used in investing activities                        (2,358)              (3,501)               (284)
                                                           --------            ---------            --------

                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                     --------------------------------------------------------
                                                                1996                 1995                1996
                                                                 RMB                  RMB                 US$
                                                         (UNAUDITED)          (UNAUDITED)         (UNAUDITED)
CASH FLOWS PROVIDED BY/(USED IN)
   FINANCING ACTIVITIES:
Issue of share capital less share offering costs             73,937                   --               8,908
Loans from shareholders                                         --                 4,170                 --
Repayment of loans to shareholders                          (15,428)                  --              (1,859)
Repayments of bank borrowings                                  (440)              (8,993)                (53)
Cash remitted to Farming Bureau                                 --                (1,780)                 --
Short term advances                                         (86,917)                  --             (10,472)
Loans to related companies                                      --               (22,573)                 --
Cash from repayment of loans by
   related companies                                            --                36,635                  --
                                                           --------             --------            --------
Net cash provided by/(used in) financing activities         (28,848)               7,459              (3,476)
                                                           --------             --------            --------


NET INCREASE/(DECREASE) IN CASH
   AND CASH EQUIVALENTS:                                     23,728               (5,990)              2,859
Cash and cash equivalents, at beginning of period            56,942               69,157               6,860
                                                           --------            ---------            --------
Cash and cash equivalents, at end of period                  80,670               63,167               9,719
                                                          =========            =========            ========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

              CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Amounts in thousands)

1.       BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1996, is not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

2.       EARNINGS PER SHARE:

         The computation of primary earnings per share for the three months and nine months ended September 30, 1996, are based on the weighted average number of common stock outstanding after giving effect to dilutive stock options and series B convertible preferred stock, which are included as common share equivalents using the treasury stock method and assumed to be converted to common stock, respectively. The average number of shares of common stock outstanding excludes the 32,000,000 shares of common stock with restricted rights in receiving dividends or participating in the event of liquidation of the Company, which might otherwise be payable to holders of the Company's capital stock. The shares of restricted common stock were issued pursuant to an Exchange Agreement dated July 22, 1996 (Filed herewith as Exhibit 10.27). The number of shares used in computing the primary earnings per share and fully diluted earnings per share are 29,395,885 and 31,635,071, respectively.

         For the three months and nine months ended September 30, 1995, primary earnings per share and fully diluted earnings per share are based on an aggregate of 12,000,000 shares of common stock outstanding.


3.       INVENTORIES:

                                                               SEPTEMBER 30,        DECEMBER 31,
                                                                        1996                1995
                                                               -------------        ------------
                                                                         RMB                 RMB
                                                                 (unaudited)           (audited)
         Inventories comprise:

         Finished goods                                             185,350              103,776
                                                                  =========            =========

4.       FIXED ASSETS:

                                                                            SEPTEMBER 30,        DECEMBER 31,
                                                                                     1996                1995
                                                                            -------------     ---------------
                                                                                      RMB                 RMB

                                                                              (unaudited)           (audited)
         Cost:
            Buildings                                                               5,739               5,739
            Plant, machinery and equipment                                         11,926              10,267
            Transportation vehicles and equipment                                   8,772               8,448
                                                                                  -------            --------

                                                                                   26,437              24,454
                                                                                  -------            --------

         Accumulated depreciation:
            Buildings                                                                 941                 607
            Plant, machinery and equipment                                          2,235               1,563
            Transportation vehicles and equipment                                   1,473                 793
                                                                                  -------            --------
                                                                                    4,649               2,963
                                                                                  -------            --------

         Net book value                                                            21,788              21,491
                                                                                  =======             =======


5.       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                              -------------------------------
                                                                                  1996                1995
                                                                                  RMB                  RMB
                                                                              (UNAUDITED)         (UNAUDITED)
         Cash paid during the period for interest expenses                        19,959           31,191
                                                                                  ======           ======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATION


         RESULTS OF OPERATIONS

         The following table shows the selected unaudited condensed consolidated income statements data of the Company and its subsidiaries for the three months and nine months ended September 30, 1995 and 1996. The data should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and related Notes thereto:

         (Amounts in thousands)

                                                                 Three months                Nine months
                                                                     ended                      ended
                                                                 September 30,              September 30,
                                                                 -------------              -------------

                                                               1996        1995          1996            1995
                                                               RMB         RMB           RMB             RMB
        Sales:

          Distribution of natural rubber
                                                              390,544     668,209         977,964      1,187,236
          Procurement of materials and
            supplies                                           96,244      41,152         304,543        120,264
                                                              -------     -------       ---------      ---------


                                                              486,788     709,361       1,282,507      1,307,500
                                                              -------     -------       ---------      ---------
          Gross profit                                         41,358      23,723         117,283         52,121
          Gross profit margin (%)                                8.50        3.34            9.14           3.99

          Income before income taxes                           27,747      13,649          59,858         31,166
          Income taxes                                         (2,335)     (2,399)         (7,912)        (5,011)
                                                              -------     -------       ---------      ---------
          Net income                                           25,412      11,250          51,946         26,155
          Minority interests                                   (9,807)     (6,106)        (23,208)       (12,913)
                                                              -------     -------       ---------      ---------

          Net income after minority
           interests                                           15,605       5,144          28,738         13,242
                                                              =======     =======       =========      =========


         SALES AND GROSS PROFIT

         The Company's total sales for the nine months ended September 30, 1996, were comparable to those of 1995. Of the total sales, the natural rubber sales decreased by 17.6% to Rmb978 million from Rmb1,187 million for the corresponding period in last year. This decrease was offset by the increase in procurement of materials and supplies by 153% to Rmb305 million from Rmb120 million for the corresponding period in last year. The decrease in natural rubber sales was mainly due to the decrease in the average unit selling price from Rmb13,400 in 1995 to Rmb12,200 in 1996. In addition, the unit sales of rubber for the nine months ended September 30, 1996, decreased by 5.7% from the corresponding period in fiscal 1995 because more inventories were held as of September 30, 1996, in anticipation of the increase in selling price in the fourth quarter when there is less rubber output. Following the completion of the Company's offshore private placements on March 8 and July 8, 1996, the net proceeds raised from the offering were invested into the Company's subsidiaries in Hainan as working capital to expand the distribution operations. The Company has expanded into the trading of other agricultural products, such as coffee beans, and the corresponding sales revenue was included under the procurement of materials and supplies. The total sales of such agricultural products for the nine months ended September 30, 1996, amounted to approximately Rmb167 million, with a gross profit of approximately Rmb33 million, or a gross profit margin of 20%. The overall gross profit margin also increased significantly from 3.99% in fiscal 1995 to 9.14% in fiscal 1996, which was attributable to the high gross profit margin from the trading of agricultural products and the purchase discounts received for rubber distribution.

         For the third quarter of fiscal 1996, total sales decreased by 31% to Rmb487 million from Rmb709 million for the corresponding period in fiscal 1995. The decrease was due to more rubber inventories being held as of September 30, 1996, in anticipation of the increase in selling price in the fourth quarter, as previously discussed. The overall gross profit margin also increased to 8.50% from 3.34% for the corresponding period in fiscal 1995 due to the reasons mentioned above.


         SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses increased by 16.7%, or Rmb5.6 million, for the nine months ended September 30, 1996, compared to the same period in fiscal 1995. The increase was mainly due to increases in salaries and staff welfare expenses, and additional selling expenses were incurred for the distribution of the agricultural products.


         FINANCIAL EXPENSES, NET

         The net financial expenses increased by Rmb28.4 million, from Rmb3.4 million for the nine months ended September 30, 1995, to Rmb31.8 million for the corresponding period in 1996. The net financial expenses for the third quarter of fiscal 1996 also increased by Rmb9.1 million as compared with the corresponding quarter in last year. The increase was due to the fact that less interest income was received from related companies as a result of the overall decrease in advances to related companies in fiscal 1996.

         OTHER INCOME/(LOSSES), NET

         Other income/(losses) mainly represented income from long term investments, rental income and profits or losses on trading of rubber futures contracts. The Rmb2.6 million decrease in net income, from Rmb17.9 million for the nine months ended September 30, 1995, to Rmb15.4 million for the same period in fiscal 1996, was mainly due to less profits on the trading of rubber futures contracts in fiscal 1996 compared to those of fiscal 1995.


         LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary liquidity needs are to fund accounts receivable, inventories, rubber purchase deposits and to expand business operations. The Company has financed its working capital requirements through a combination of internally generated cash, short term bank borrowing and issuance of share capital.

         Net cash provided by/(used in) operating activities was Rmb54.9 million and (Rmb9.9 million) for the nine months ended September 30, 1996 and 1995, respectively. Net cash flows from the Operating Subsidiaries' operating activities are attributable to the Operating Subsidiaries' income and changes in operating assets and liabilities.

         During the nine months ended September 30, 1996, the Company issued 1,283 shares of series B convertible preferred stock at US$10,000 per share, with a gross proceeds of US$12.83 million. As of September 30, 1996, 300 shares of series B convertible preferred stock were still outstanding.

         There has been no other significant change in financial condition and liquidity since the fiscal year ended December 31, 1995. The Company believes that the net proceeds from its capital raising efforts, together with internally generated funds, will be sufficient to satisfy its anticipated working capital needs for at least the next 12 months.

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

       10.21 Agreement on Administrative Expenses Apportionment between First Supply and Jin Ling Corporation, dated March 15, 1995 (Original Chinese version with English translation filed with Annual Report on Form 10- K for the fiscal year ended December 31, 1995, and incorporated herein by reference.)

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

       10.27 Exchange Agreement, by and between the Registrant and Everbright Finance & Investment Co. Ltd., dated July 22, 1996 (Filed herewith.)

       11 Computation of Earnings (Loss) Per Share (Contained in Financial Statements in Part I, Item 1, hereof.)

       27.3      Financial Data Schedule (Filed herewith.)

       99.3 Press Release issued by Registrant, dated July 18, 1996 (Filed with Current Report on Form 8-K dated July 8, 1996, and incorporated herein by reference.)

         (b) During the three months ended September 30, 1996, the Company filed one Current Report on Form 8-K, dated July 8, 1996.
                 That Form 8-K reported Item 5 - Other Events, disclosing the completion of the Registrant's private offering of shares of Series B Convertible Preferred Stock, par value $.001 per share, outside of the United States in reliance upon the exemption from registration provided by Regulation S, promulgated under the Securities Act of 1933, as amended. The report also disclosed the issuance of a press release concerning the completion of the offering, which was attached thereto as Exhibit 99.3. No financial statements were filed with the report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CHINA RESOURCES DEVELOPMENT, INC.



November 13, 1996                     By: /s/ Li Shunxing
                                         --------------------------------
                                          Li Shunxing, President



                                      By: /s/ Tam Cheuk Ho
                                         --------------------------------------
                                          Tam Cheuk Ho, Chief Financial Officer

                                    EXHIBITS

                                 EXHIBITS INDEX


     Exhibit No. Exhibit Description
    ------------ ---------------------------------

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

        3.5 Certificate of Amendment of Articles of Incorporation of the Registrant, effective March 31, 1995, and filed on June 19, 1995 (Filed with Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 1995, and incorporated by reference.)

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

       10.27     Exchange Agreement, by and between the Registrant and
                 Everbright Finance & Investment Co. Ltd., dated July 22, 1996
                 (Filed herewith.)                                                               28

       11        Computation of Earnings (Loss) Per Share  (Contained in
                 Financial Statements in Part I, Item 1, hereof.)

       27.3      Financial Data Schedule (Filed herewith.)  (for SEC use only)                   39

       99.3      Press Release issued by Registrant, dated July 18, 1996 (filed with Current Report on Form 8-K dated July 8, 1996, and incorporated herein by reference.)