Form 10-K
period 1996-12-31
CHINA RESOURCES DEVELOPMENT INC
filed 1997-04-15
CIK 793628

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED,
                          EFFECTIVE OCTOBER 7, 1996]

                  For the fiscal year ended December 31, 1996

                       CHINA RESOURCES DEVELOPMENT, INC.
             (Exact name of Registrant as specified in its Charter)

           Nevada                               33-5628-NY                             87-02623643
           ------                               ----------                             -----------
(State or other jurisdiction               (Commission File No.)                      (IRS Employer
     of incorporation)                                                             Identification No.)

                      23/F Office Tower, Convention Plaza
                       1 Harbour Road, Wanchai, Hong Kong
                         Telephone:  011-852-2810-7205
         (Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                               -----       -----
         Indicate by check mark if disclosure of delinquent filers in pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.): $13,423,387 as of April 10, 1997.

         Note: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,779,004 shares of Common Stock, $.001 par value (as of April 14, 1997).

         DOCUMENTS INCORPORATED BY REFERENCE: Definitive Proxy Statement for 1996 Annual Meeting of Shareholders (Schedule 14A) is incorporated by reference in Part I, Item 4, hereof.

Page 1 of ____ pages                                  Exhibit Index on Page 91

                                  CONVENTIONS


         Unless otherwise specified, all references in this report to "U.S. Dollars," "Dollars," "US$," or "$" are to United States dollars; all references to "Hong Kong Dollars" or "HK$" are to Hong Kong dollars; and all references to "Renminbi" or "Rmb" or "yuan" are to Renminbi yuan, which is the lawful currency of the People's Republic of China ("China" or "PRC"). The Company and Billion Luck maintain their accounts in U.S. Dollars and Hong Kong Dollars, respectively. HARC and the Operating Subsidiaries maintain their accounts in Renminbi. The financial statements of the Company and its subsidiaries are prepared in Renminbi. Translations of amounts from Renminbi to U.S. Dollars and from Hong Kong Dollars to U.S. Dollars are for the convenience of the reader. Unless otherwise indicated, any translations from Renminbi to U.S. Dollars or from U.S. Dollars to Renminbi have been made at the single rate of exchange as quoted by the People's Bank of China (the "PBOC Rate") on December 31, 1996, which was U.S.$1.00 = Rmb8.30. The Renminbi is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of Renminbi into U.S. Dollars or other currencies. Translations from Hong Kong Dollars to U.S. Dollars have been made at the single rate of exchange as quoted by the Hongkong and Shanghai Banking Corporation Limited on December 31, 1996, which was US$1.00 = HK$7.74. All foreign exchange transactions take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. No representation is made that the Renminbi or U.S. Dollar amounts referred to herein could have been or could be converted into U.S. Dollars or Renminbi, as the case may be, at the PBOC Rate or at all.

         References to "Billion Luck" are to Billion Luck Company Ltd., a British Virgin Islands company, which is a wholly-owned subsidiary of the Company.

         References to "Central Government" refer to the national government of the PRC and its various ministries, agencies, and commissions.

         References to "Common Stock" are to the Common Stock, $.001 par value, of China Resources Development, Inc.

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

         References to "GAAP" are to generally accepted accounting principles of the United States.

         References to "Guilinyang Farm" are to Hainan Province Guilinyang State Farm, a PRC entity which is owned and controlled by the Farming Bureau.

         References to "Hainan" are to Hainan Province of the PRC.

         References to "Hainan Reclamation Area" are to the 2,110,234 acres of formerly barren land in Hainan that the PRC Government has converted to productive agricultural use since 1952, which includes the largest rubber production base in China, as well as rubber production facilities, timber production facilities, cultivation areas for tea and tropical crops, and other industries.

         References to "Hainan State Farms" are to the rubber farms in Hainan controlled by the Farming Bureau.

         References to "HARC" are to Hainan Zhongwei Agricultural Resources Company Limited (formerly known as Hainan Agricultural Resources Company Limited, a Sino-foreign joint stock company organized in the PRC, whose capital is owned 56% by Billion Luck, 39% by the Farming Bureau and 5% by Guilinyang Farm.

         References to "Local Governments" are to governments in the PRC, including governments at all administrative levels below the Central Government, including provincial governments, governments of municipalities directly under the Central Government, municipal governments, county governments, and township governments.

         References to "MU" are to an area of approximately 667 square meters.

         References to "Operating Subsidiaries" are to the consolidated operations, assets and/or activities, as the context indicates, of First Supply, and Second Supply.

         References to the "PRC" or "China" include all territory claimed by or under the control of the Central Government, except Hong Kong, Macau, and Taiwan.

         References to "PRC Government" include the Central Government and Local Governments.

         References to "Provinces" include provinces, autonomous regions, and municipalities directly under the Central Government.

         References to "Restructuring Agreements" are to the Shareholders' Agreement on Business Restructuring among Billion Luck, the Farming Bureau and Guilinyang Farm, and the Assets and Staff Transfer Agreement among HARC, First Supply, Second Supply and the Farming Bureau, both of which were effective as of October 1, 1996.

         References to "Second Supply" are to Second Goods And Materials Supply And Sales Corporation, a company organized in the PRC and a wholly-owned subsidiary of HARC.

         References to "Series A Preferred Stock" are to the Company's Series A Preferred Stock, $1.00 par value, of which no shares are outstanding.

         References to "Series B Convertible Preferred Stock" are to the Company's formerly designated series B convertible preferred stock, $.001 par value, of which no shares are outstanding and which is no longer so designated.

         References to "Series B Preferred Stock" are to the Company's Series B Preferred Stock, $.001 par value, of which 3,200,000 shares are outstanding.

         References to the "State Plan" refer to the plans devised and implemented by the PRC Government in relation to the economic and social development of the PRC.

         References to "Tons" are to metric tons.

FORWARD-LOOKING STATEMENTS

         This report contains statements that constitute forward-looking statements. Those statements appear in a number of places in this report and include, without limitation, statements regarding the intent, belief and current expectations of the Company, its directors or its officers with respect to (i) the effect of the restructuring of HARC and the Operating Subsidiaries;
(ii) the Company's ability to hedge against the risks associated with natural rubber prices by trading in natural rubber commodities futures; (iii) the Company's policies regarding investments, dispositions, financings, conflicts of interest and other matters; and (iv) trends affecting the Company's financial condition or results of operations. Any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and actual results may differ materially from those in the forward-looking statement as a result of various factors.
The accompanying information contained in this report, including without limitation the information set forth above and the information set forth under the heading, "Management's Discussion and Analysis of Results of Operations and Financial Condition," identifies important factors that could cause such differences. With respect to any such forward-looking statement that includes a statement of its underlying assumptions or bases, the Company cautions that, while it believes such assumptions or bases to be reasonable and has formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished.

                                     PART I

[Item 1]                            BUSINESS

GENERAL

         The Company was incorporated as Magenta Corp. on January 15, 1986, in the State of Nevada. The Company was formed to acquire businesses that would provide a profit to the Company. The Company had no operating business until control of it was acquired in December, 1994, by the former shareholders of Billion Luck, who exchanged all of the issued and outstanding shares of capital stock of Billion Luck for 10,800,000 shares of the Company's Common Stock. As a result of the acquisition, the former shareholders of Billion Luck acquired 90% of the issued and outstanding shares of the then outstanding Common Stock of the Company and the Company became the owner of all the outstanding shares of capital stock of Billion Luck.

         Billion Luck was incorporated in the British Virgin Islands on December 14, 1993. It conducts its activities through the Operating Subsidiaries, which it controls through its 56% interest in HARC. HARC was established in Hainan Province, the People's Republic of China, by Billion Luck, Guilinyang Farm, and the Farming Bureau. Pursuant to an approval document dated March 16, 1997, issued by the Hainan Provincial Securities Management Office, the name of HARC was approved to be changed from "Hainan Agricultural Resources Company Limited" to "Hainan Zhongwei Agricultural Resources Company Limited." A new business license, valid until June 28, 2000, dated March 26, 1997, effecting the new name was obtained from the Hainan Provincial Industrial and Commercial Administration Bureau.

         HARC is a Chinese company incorporated on June 28, 1994, with a registered capital of Rmb100 million (US$12.05 million). Billion Luck made a cash contribution of Rmb56 million (US$6.75 million) to purchase a 56% interest in HARC. The remaining interests in HARC were acquired by Guilinyang Farm (5%) for a cash contribution of Rmb5 million (US$0.60 million) and by the Farming Bureau (39%) through the contribution of its interests in two of its subsidiaries, First Supply and Second Supply, which were valued at Rmb39 million (US$4.70 million) (based upon a valuation report prepared by the Hainan Accounting Office, a PRC Certified Public Accountant, as of December 31, 1992). Pursuant to an agreement dated January 31, 1994, between Billion Luck, Guilinyang Farm, and the Farming Bureau, the parties thereto agreed to establish HARC to act as the holding company of First Supply and Second Supply.

         The Company, through HARC and the Operating Subsidiaries, First Supply and Second Supply, purchases natural rubber produced by the 92 farms on the island of Hainan in the PRC, which are controlled by the Farming Bureau. In 1995, according to data published in China Statistical Yearbook 1996 and Statistical Yearbook of Hainan 1996, Hainan Province accounted for approximately 61% of the domestic production of natural rubber in the PRC, of which approximately 78% of that 61% is from the Hainan State Farms and approximately 22% is from non-state farms. Accordingly, the Hainan State Farms control 48% of the PRC's domestic output of natural rubber. The Operating Subsidiaries market and distribute the rubber to customers throughout the PRC, such as tire manufacturers, rubber processing plants, and import and export companies. These customers include state-owned and non-state-owned enterprises. Because of the price risk associated with certain firm commitments for the purchase of natural rubber, the Company, through HARC and the Operating Subsidiaries, enters into natural rubber commodities futures contracts to hedge the risk. As opportunities arise, HARC and the Operating Subsidiaries also have a team of futures experts to manage and enter into natural rubber commodities futures contracts that are not specific hedges, in anticipation of a rise or fall in the price of natural rubber, based on their knowledge of the supply and demand situation with respect to natural rubber in the PRC. In addition, the Operating Subsidiaries procure, for the Farming Bureau, the Hainan State Farms and other affiliated customers, many types of production materials, such as building materials, automobiles and automobile parts, farm equipment, fuel, and chemicals, as well as for other customers unaffiliated with the Farming Bureau. In 1996, HARC and the Operating Subsidiaries have diversified into trading of other agricultural products, like coffee beans. First Supply and Second Supply were originally established as state-owned enterprises in the PRC by the Farming Bureau.

         The following chart illustrates the equity ownership by percentage of each of the Company's subsidiaries as of December 31, 1996:

                                   --------------------------------------------------------------
                                                           CHINA RESOURCES
                                                           DEVELOPMENT, INC.,
                                                         a Nevada corporation
                                   --------------------------------------------------------------

                                                     100%
                                   ------------------------------------------------------------
                                                        BILLION LUCK COMPANY LTD.,
                                                         a British Virgin Islands
                                                                  company
                                   ------------------------------------------------------------
                                   5%                             56%                       39%
----------------------------                                                                      --------------------------
   GUILINYANG FARM,                                                                                    FARMING BUREAU,
    a PRC entity                                                                                       a division of
                                   --------------------------------------------------------            the PRC Ministry
                                                                                                       of Agriculture
                                                        HAINAN ZHONGWEI AGRICULTURAL
                                                         RESOURCES COMPANY LIMITED,
                                                              a PRC company
                                  ----------------------------------------------------------
                                   100%                                     100%

                           ------------------------------------         -------------- --------------------------
                                                  FIRST SUPPLY,               SECOND SUPPLY,
                                                  a PRC company                a PRC company
                                                  (an "Operating              (an "Operating
                                                  Subsidiary")                 Subsidiary")
                           --------------------------------------         ------------------------------------------


         ORGANIZATIONAL AND MANAGEMENT STRUCTURE OF HARC

         The assets of HARC consist primarily of the Operating Subsidiaries, First Supply and Second Supply, which together are divided into eight trading and servicing divisions. During the fourth quarter of 1996, HARC undertook a restructuring plan in order to rationalize and streamline its business operations and assets. The terms of the restructuring are set forth in a Shareholders' Agreement on Business Restructuring among the Farming Bureau, Guilinyang Farm and Billion Luck, and an Assets and Staff Transfer Agreement among the Farming Bureau, HARC, First Supply and Second Supply, both of which were effective on October 1, 1996, and are included as exhibits hereto and incorporated herein by reference.

         The purpose of the restructuring plan is to control management overhead and improve efficiency in order to enhance long-term benefits to the Company. The plan should result in the reduction of duplicative business divisions and associated management overhead, the elimination of excessive labor headcounts and redundant positions, the restructuring of HARC's asset base and the sale of non-core assets to improve liquidity ratios. The various former trading and servicing divisions of the Operating Subsidiaries have now been reduced to only a few principal trading and servicing divisions. Cash management and policy making will become more centralized, ensuring that capital resources can be allocated to trading divisions more efficiently and effectively. A simplified management structure should also enhance the efficiency of HARC's management reporting system. The Company's management believes that HARC's selling and administrative expenses will be substantially reduced following the full implementation of the restructuring. Savings resulting from reduced administrative expenses, staff costs and related costs, as well as proceeds from the sale of non-core assets, will improve the Company's liquidity and allow it to pursue additional investment opportunities.

         The business of HARC is principally divided into the natural rubber trade and materials trade. Each trading or servicing division is a profit center or cost center and has its own accounting function. Every quarter, each division submits its financial statements to First Supply or Second Supply for consolidation. Those companies, in turn, submit the combined accounts to HARC for consolidation. The General Manager of each division accounts for its results to the General Manager of First Supply or Second Supply, who, in turn, accounts for the overall results to the board of directors of HARC.

         HARC has a two-tier structure with a board of directors and a supervisory board. The board of directors is responsible for the day-to-day management of and all major decisions relating to HARC (except decisions that may be made by HARC's shareholders during a general meeting of the shareholders) and, as of December 31, 1996, was made up of 11 members, of which five were nominated by the Farming Bureau and six were nominated by Billion Luck. The Chairman of HARC was nominated by the Farming Bureau, and the Vice-Chairman was nominated by Billion Luck. The General Managers of First Supply and Second Supply are also members of the board of directors of HARC. The General Manager and the Chief Finance Officer of HARC are also members of the board. The General Manager of HARC was nominated by the Farming Bureau, and the Chief Finance Officer was nominated by Billion Luck.

         The supervisory board is responsible for supervising the board of directors and the senior management of HARC in order to prevent the abuse of rights and infringement of the interests of HARC and its shareholders and employees. Among other responsibilities, members of the supervisory board attend meetings of the board of directors and observe HARC's managers to ensure that their acts do not contravene any laws or regulations or HARC's articles of association or the resolutions of HARC's shareholders in meetings thereof. As of December 31, 1996, the supervisory board was made up of five members, two of which were nominated by Billion Luck and three of which were nominated by the Farming Bureau. Two of the three members nominated by the Farming Bureau were elected by the workers of HARC.

         The following chart illustrates the organizational and management structure of HARC:

                                       -------------------                    ----------------------

                                             BOARD OF                               SUPERVISORY
                                             DIRECTORS                              COMMITTEE
                                       -------------------                    ----------------------

                                       ------------------
                                          GENERAL MANAGER

      --------------------               --------------------                  ---------------------
            DEPUTY                            DEPUTY                                 DEPUTY
        GENERAL MANAGER                    GENERAL MANAGER                       GENERAL MANAGER
    --------------------                 --------------------                  ------------------

    --------------------                 --------------------                  --------------------
       FIRST SUPPLY(1)                     SECOND SUPPLY(2)                       HEADQUARTERS(3)
    --------------------                 --------------------                  --------------------


  (1)    The businesses in which First Supply's divisions engage include:
         Natural Rubber, Metals, Fuels & Chemicals, Farm Equipment & Machinery, Servicing, Building & Construction Materials, Fertilizers, Automobile Trading, Transport & Delivery.

  (2)    The businesses in which Second Supply's divisions engage include:
         Natural Rubber, Fuels & Chemicals, Building & Construction Materials, Metals, Automobiles & Machinery, Futures Trading, Farm Equipment, Transport & Delivery, Iron & Steel.

  (3)    The businesses in which the HARC headquarters engages include:
         Investment Holding, Trading of Agricultural Products and Futures
         Trading.


         ACTIVITIES OF HARC AND THE OPERATING SUBSIDIARIES

         The Operating Subsidiaries function as affiliated trading partners of the Farming Bureau and the Hainan State Farms. They purchase raw natural rubber (both dried and latex) from the Hainan State Farms and resell the raw natural rubber to customers throughout the PRC. The Operating Subsidiaries also sell production materials, including building materials, fertilizers, fuels, chemicals, farm equipment and machinery, automobiles, automobile parts and electrical appliances to the Hainan State Farms, the Farming Bureau, and other unaffiliated customers, and they trade natural rubber commodities futures to hedge the price risk associated with certain firm commitments for the purchase of natural rubber. HARC and the Operating Subsidiaries also enter into natural rubber commodities futures contracts which are not specific hedges. See Financial Statements and Notes included therein attached as Appendix A hereto.

         In fulfilling their role as trading partners of the Farming Bureau, the Operating Subsidiaries serve as a sales outlet for the raw natural rubber produced by the Hainan State Farms and procure production materials for the

Farming Bureau and the Hainan State Farms. Before 1994, the Farming Bureau generally established the selling price of natural rubber in order to allow the Operating Subsidiaries to earn a pre-determined profit margin. Commencing in 1994, however, the Farming Bureau generally ceased establishing the selling price of natural rubber, and instead allowed the Operating Subsidiaries to determine the selling price according to market conditions, subject to a minimum gross profit margin of 3.5% (before the purchase discount, as discussed hereinbelow) to be earned by the Operating Subsidiaries on natural rubber purchased from the Hainan State Farms as set forth in the Sale and Purchase Agreement (as defined hereinbelow).

         With respect to the procurement of materials and supplies, the Operating Subsidiaries generally do not maintain significant levels of inventory, but instead locate suppliers and the necessary products upon the receipt of orders. Management of the Operating Subsidiaries has determined that this policy reduces holding costs and minimizes exposure to price fluctuations. However, in anticipating favorable market conditions or with respect to certain common items, the Operating Subsidiaries may maintain inventory levels in these limited circumstances sufficient to satisfy estimated demand for one to three months. With respect to the distribution of natural rubber, due to the seasonal nature of rubber production, the Operating Subsidiaries stockpile a certain amount of rubber inventory during the peak production season for sales in those periods with no rubber output (usually the first quarter of each year).

         Pursuant to a Long-Term Sale and Purchase Agreement dated November 5, 1994 (the "Sale and Purchase Agreement"), among the Farming Bureau, HARC and the Operating Subsidiaries, the Farming Bureau agreed to direct the Hainan State Farms to sell to HARC and the Operating Subsidiaries on a priority basis, and HARC and the Operating Subsidiaries have agreed to purchase from the Hainan State Farms raw natural rubber for sale under the same terms and conditions as are offered to other purchasers. If HARC or the Operating Subsidiaries are offered the same quantity and same price for natural rubber from a Hainan State Farm and a non-state farm, HARC or the Operating Subsidiaries, as the case may be, must purchase from the Hainan State Farm. If the price offered by the Hainan State Farm is higher than that from a non-state farm, HARC or the Operating Subsidiaries, as the case may be, may purchase from the non-state farm. Otherwise, there is no condition requiring the purchase of any particular quantity of raw natural rubber from the Hainan State Farms. The Sale and Purchase Agreement has a term of 15 years and, subject to applicable law, may not be terminated except upon the agreement of the parties.


INDUSTRY SEGMENTS

         The Operating Subsidiaries are principally engaged in the distribution of natural rubber and the procurement of materials and supplies in the PRC.

         In conformity with Item 101(b) of Regulation S-K, the following table sets forth information related to Industry Segments (in thousands):

                                                                             Year Ended December 31,
      ------------------------------------------------------------------------------------------------------------
                                                              1994          1995             1996           1996
                                                              ----          ----             ----           ----
                                                              (Rmb)         (Rmb)            (Rmb)          (US$)
                                                           (Unaudited     (Audited          (Audited        (Audited
                                                           Pro Forma)    Historical)       Historical)     Historical)
                                                           ----------    ----------        ----------      ----------
      Sales to unaffiliated customers
      (net of sales tax)

        Distribution of natural rubber                      1,551,452     1,776,641        1,519,060        183,019
        Procurement of materials &
          supplies and distribution of
          other agricultural products                          98,246        72,880          102,745         12,379
                                                            ---------     ---------        ---------       --------
                                                            1,649,698     1,849,521        1,621,805        195,398
      Sales to affiliated customers
      (net of sales tax)

        Distribution of natural rubber                         28,575         1,630              -0-            -0-
        Procurement of materials &
          supplies and distribution of
          other agricultural products                          76,015       106,092          205,694         24,782
                                                              -------       -------          -------         ------
                                                              104,590       107,722          205,694         24,782

      Operating income

        Distribution of natural rubber                         19,766        47,188           40,460          4,875
        Procurement of materials &
          supplies and distribution of
          other agricultural products                           6,194         1,607           57,682          6,950
                                                               ------        ------          -------         ------
                                                               25,960        48,795           98,142         11,825

      Identifiable assets

        Distribution of natural rubber                        223,203       435,664          552,606         66,579
        Procurement of materials &
          supplies and distribution of
          other agricultural products                         308,998       231,748          151,458         18,248
                                                              -------       -------          -------         ------
                                                              532,201       667,412          704,064         84,827




         GENERAL

         The main business of the Operating Subsidiaries is the purchase and sale of natural rubber produced in Hainan. The Operating Subsidiaries are the primary distributors of the natural rubber produced by the Hainan State Farms, which constitute the largest natural rubber production base in China. Hainan State Farms' natural rubber output was approximately 200,000 tons and 182,000 tons in 1995 and 1996, respectively (a sales value of approximately Rmb2.6 billion (US$313 million) and Rmb2.4 billion (US$289 million) for 1995 and 1996, respectively). According to the Farming Bureau's Ninth Five-Year Plan (1995-2000), it is anticipated that the aggregate rubber output of the Hainan State Farms for the years 1995 to 2000 will be 1,100,000 tons, and that by the year 2000 the annual rubber output will reach 230,000 tons, with a sales value of approximately Rmb3 billion (US$361 million) at the 1996 average price level. It is also anticipated that by the year 2010, the annual rubber output of the Hainan State Farms will reach 250,000 tons, with a sales value of approximately Rmb3.3 billion (US$398 million) at the 1996 average price level.

         In addition, the Operating Subsidiaries engage in the trading of production materials and supplies and related commodities, such as building and construction materials; fuels and chemicals, including fertilizers and pesticides; and other products, including farm equipment and machinery, automobiles, automobile parts, and electrical appliances; which are connected with the agricultural production in Hainan. The foregoing materials are key elements in the continuation of the Hainan State Farms' rubber production. In 1996, HARC and the Operating Subsidiaries diversified into trading of other agricultural products like coffee beans.

         All of the Operating Subsidiaries' sourcing and trading activities are divided into (1) State Plan allocations, and (2) free market activities. With respect to State Plan allocations, the Central Government determines the price and quantity of the materials and supplies sold to designated end users, and the Operating Subsidiaries must strictly follow the allocation. However, the scale of State Plan Allocations is decreasing gradually and currently accounts for only 20% to 30% of the fertilizers supplied by the Operating Subsidiaries. All of the other production materials and natural rubber supplied by the Operating Subsidiaries are provided through free market sales. The price set forth in the State Plan is such that any profit derived from the sourcing and trading of fertilizers, if any, is comparatively lower than that derived from free market sales. With respect to natural rubber and related products, although they are provided through free market sales, the Operating Subsidiaries are guaranteed a minimum gross profit margin of 3.5% (before purchase discount, as discussed hereinbelow) by the Farming Bureau. To the extent that the gross profit for a particular year is less than this rate, the Farming Bureau is obligated to pay to HARC or the Operating Subsidiaries the shortfall.

         The combined net income before taxes, minority interests and reorganization expenses of HARC and the Operating Subsidiaries was Rmb43.76 million (US$5.27 million) in 1994, Rmb48.55 million (US$5.85 million) in 1995 and Rmb92.43 million (US$11.14 million) in 1996.

         RUBBER DISTRIBUTION

         The Company, through HARC and the Operating Subsidiaries, engages in the marketing and distribution of natural rubber and its complementary products and materials produced by the Hainan State Farms. Natural rubber occupies a position of strategic importance in the PRC, comparable to the iron, steel, coal, and oil industries. Industrial rubber consists of synthetic rubber and natural rubber, which have similar uses but different characteristics, so the two are not completely interchangeable. Both types of rubber can be used for making tires, but heavy duty tires, such as for planes and for some motor vehicles, must be made of natural rubber.

         Natural rubber can only be planted in limited geographical areas in the world. Today, most of the rubber plantations in the world are in Southeast and Southern Asia, which in 1995 accounted for 94% of the world's natural rubber output. According to China Statistical Yearbook 1996, China ranks 5th in the world in terms of natural rubber output. China's output accounted for 6.10%, 6.70% and 7.43% of the world's natural rubber output in 1993, 1994 and 1995, respectively. With its geographical location and humid tropical climate, Hainan province is the most suitable area for planting rubber trees in China, and Hainan has become the single most important production base of natural rubber in China, according to Statistical Yearbook of Hainan 1996.

               World Output of Natural Rubber by Country in 1995

                 Country or Region                                                   Tons
                 -----------------                                                   ----
                                                                                (in thousands)
                 Thailand                                                            1,721
                 Indonesia                                                           1,312
                 Malaysia                                                            1,074
                 India                                                                 485
                 China                                                                 424
                 Philippines                                                           178
                 Nigeria                                                               105
                 Sri Lanka                                                             105
                 Ivory Coast                                                            97
                 Vietnam                                                                84
                 Others                                                                123
                                                                                     -----

                 TOTAL                                                               5,708
                                                                                     =====
                 (Source: China Statistical Yearbook 1996)

         Since January 1, 1952, the Farming Bureau, which controls approximately one quarter of the land area in Hainan, has developed the largest natural rubber production base in China with plantations covering approximately
3.6 million mu (approximately 620,470 acres or 968 square miles) in 1995, according to the Statistical Yearbook of Hainan 1996.

         The natural rubber output of the Farming Bureau and the Hainan State Farms was approximately 182,000 tons and 200,000 tons in 1994 and 1995, respectively, accounting for approximately 49% and 48% of the total domestic output in China in 1994 and 1995, respectively. The natural rubber output of the Hainan State Farms in 1996 was approximately 182,000 tons. According to the Farming Bureau's expansion plans and production capacity, it is anticipated that the aggregate natural rubber produced by the Hainan State Farms in the years 1995 to 2000 will be 1,100,000 tons, and that annual rubber output will reach 230,000 tons in the year 2000 and 250,000 tons in the year 2010.

         The Operating Subsidiaries function as affiliated trading partners of the Farming Bureau and the Hainan State Farms. They purchase raw natural rubber (both dried and latex) from the Hainan State Farms and resell the raw natural rubber to customers throughout the PRC. As described above, before 1994, the Farming Bureau generally established the selling price of natural rubber, based upon the then existing market conditions, in order to allow the Operating Subsidiaries to earn a pre-determined gross profit margin. Commencing in 1994, however, the Farming Bureau generally ceased establishing the selling price of natural rubber, and instead allowed the Operating Subsidiaries to determine the selling price according to market conditions, subject to a minimum gross profit margin of 3.5% (before purchase discount, as discussed hereinbelow).

         The natural rubber market in 1996 was not as favorable as in 1995. In 1995, the unit price of Chinese domestic natural rubber reached a historical high of approximately Rmb16,700 (US$2,012) per ton, with an average price for that year of approximately Rmb13,800 (US$1,663) per ton. The high price was caused by strong domestic demand for natural rubber and a high rubber price in the international market. The rubber price in the international market varies according to the demand by major rubber consuming countries (the largest being the United States, followed by China and Japan) and the supply from the major rubber producing countries (such as Thailand, Indonesia and Malaysia). In 1996, due to weakened rubber consumption, especially in Japan and Korea, coupled with increased supply from certain major rubber producers in Asia, the rubber price in the international market dropped significantly.

         Major Asian rubber exporting countries, such as Thailand and Indonesia, have targeted China (the world's second largest consumer of rubber) for the sale of their natural rubber. These exporting countries have offered China many preferential policies to stimulate export sales of natural rubber, including longer credit terms, sales discounts and delivery in advance of payment. China imported approximately 550,000 tons of natural rubber in 1996, compared to 320,000 tons in 1995, representing an increase of 72%. Most of these imports were clustered in the fourth quarter of the 1996. This large influx of natural rubber, coupled with the weak domestic rubber consuming market in China, has caused the domestic rubber price in 1996 to drop from approximately Rmb15,500 (US$1,867) per ton at the beginning of the year to Rmb11,200 (US$1,349) per ton by the end of the year.

         The Company's gross profit margin on the distribution of natural rubber has not been seriously affected by the fluctuation of the domestic rubber price because (i) the Company has entered into rubber futures contracts to hedge against the risk of adverse price movement of natural rubber; (ii) under the Long-Term Supply and Purchase Agreement between the Operating Subsidiaries and the Farming Bureau, a minimum gross profit on distribution of natural rubber of 3.5% was guaranteed by the Farming Bureau; and (iii) purchase discounts were received from the farms in return for the payment of a rubber purchase deposit. The Company also maintains a team of experts to monitor the rubber futures market in China. As opportunities arise, HARC and the Operating Subsidiaries also enter into natural rubber futures contracts that are not specific hedges, in anticipation of a rise or fall in the price of natural rubber.

         SUPPLIERS

         HARC and the Operating Subsidiaries purchase natural rubber from the 92 farms comprising the Hainan State Farms, with the value of purchases totalling approximately Rmb1,532 million (US$185 million) in 1994, Rmb1,653 million (US$199 million) in 1995 and Rmb1,438 million (US$173 million) in 1996. The single largest supplier within the Hainan State Farms accounted for approximately 3% (Rmb49 million, US$5.9 million) of such purchases in 1994, 3% (Rmb57 million, US$6.9 million) in 1995 and 3% (RMB44.4 million, US$5.3 million) in 1996. No single farm accounted for more than 5% of the total purchases of natural rubber in any of the years 1994, 1995 or 1996, but all supplier farms are controlled under PRC law by the Farming Bureau. The top five supplier farms accounted for approximately 14% (Rmb218 million, US$26.3 million) of such purchases in 1994, 13% (Rmb223 million, US$26.9 million) in 1995 and 12% (Rmb168 million, US$20.2 million) in 1996. Purchases are principally made in Renminbi on an open account basis payable within 30 days, or on a "cash on delivery" basis. As a majority of their purchases are made in Renminbi, HARC and the Operating Subsidiaries have a limited exposure to fluctuations in exchange rates.

         Pursuant to the Sale and Purchase Agreement, the Farming Bureau agreed to direct the Hainan State Farms to sell to HARC and the Operating Subsidiaries on a priority basis, and HARC and the Operating Subsidiaries have agreed to purchase from the Hainan State Farms raw natural rubber for sale under the same terms and conditions as are offered to other purchasers. If HARC or the Operating Subsidiaries are offered the same quantity and same price for natural rubber from a Hainan State Farm and a non-state farm, HARC or the Operating Subsidiaries, as the case may be, must purchase from the Hainan State Farm. If the price offered by the Hainan State Farm is higher than that offered by a non-state farm, HARC or the Operating Subsidiaries, as the case may be, may purchase from the non-state farm. Otherwise, there is no condition requiring the purchase of any particular quantity of raw natural rubber from the Hainan State Farms. The Sale and Purchase Agreement has a term of 15 years and, subject to applicable law, may not be terminated except upon the agreement of the parties. The Sale and Purchase Agreement will expire on November 5, 2009.

         Pursuant to the Agreement on Rubber Purchase Deposits dated March 30, 1995, the Farming Bureau guarantees the supply of a minimum of 120,000 tons (the "Guaranteed Quantity") of natural rubber for each of the next three years. The Operating Subsidiaries are not obligated to purchase the Guaranteed Quantity. In consideration of this guarantee, the Operating Subsidiaries have maintained a purchase deposit on a rolling basis equivalent to 15% of the Guaranteed Quantity multiplied by the average market price of natural rubber for the previous quarter. In return, a purchase discount is offered to the Operating Subsidiaries for the purchase of natural rubber from the Hainan State Farms.

         MARKETING

         The Hainan State Farms are the dominant suppliers of raw natural rubber and natural rubber products in China. In 1995, they accounted for approximately 48% of the annual output of raw natural rubber. Because of the market position of the Hainan State Farms, the Operating Subsidiaries are the largest distributors of raw natural rubber and natural rubber products in China.

         HARC and the Operating Subsidiaries maintain a strong sales and marketing force consisting of 28 persons in the natural rubber business. The Operating Subsidiaries' sales and marketing personnel make regular visits to customers and to the Hainan State Farms to maintain contacts and monitor requirements. Currently, all sales and distribution of raw natural rubber and natural rubber products occur within the PRC. The business operations of HARC and the Operating Subsidiaries are conducted solely within the PRC; consequently, the Company is solely dependent upon trade in the PRC. The Company does not currently engage in any export trade from the PRC.

         CUSTOMERS

         Sales of natural rubber for 1994, 1995 and 1996 were Rmb1,580 million (US$190 million), Rmb1,778 million (US$214 million) and RMB1,519 million (US$183 million), respectively. The five largest customers for rubber, in the aggregate, accounted for approximately 9%, 19% and 27% of the total revenue derived from rubber sales for 1994, 1995 and 1996, respectively. The single largest customer accounted for approximately 4%, 7% and 11% of such revenue for 1994, 1995 and 1996, respectively.

         For the year ended December 31, 1996, HARC and the Operating Subsidiaries had a total of approximately 490 customers for natural rubber and natural rubber products with only one customer accounting for more than 5% of total sales of such products. This customer was Shanghai Tire Group Company, which accounted for 11% of total sales of natural rubber in 1996. No other single customer accounted for more than 5% of total sales of natural rubber in 1996. Total sales for the year ended December 31, 1996, were Rmb1,519 million (US$183 million).

         SEASONALITY

         The geographic and climatic conditions in Hainan are such that natural rubber production has high and low seasons. Generally, there is no rubber harvest from January to March. The high season commences in April. Sales of natural rubber and natural rubber products generally grow in the second quarter and reach the peak in the third and fourth quarters due primarily to the increased production of natural rubber. All sales in the first quarter of a year relate to inventory maintained from the inventory of the prior year. The high season ends in November. Sales in the last two quarters accounted for 80%, 71% and 61% of the total sales for 1994, 1995 and 1996, respectively.

         DISTRIBUTION

         The Operating Subsidiaries have their own warehouse facilities and transportation fleet for both natural rubber and materials consisting of 71 warehouses with a total area of 36,684 square meters, 73 trucks and 239 workers. Some of the natural rubber is shipped to customers by sea freight from the port of Haikou, Hainan, to other destination ports within the PRC.
The Operating Subsidiaries also transport rubber from the Hainan State Farms to the port of Zhangjiang, PRC, which operates as a distribution center from where the natural rubber is delivered to customers by rail to destinations within the PRC. Some of the natural rubber is also delivered locally in Hainan.

         WORKING CAPITAL ITEMS

         The Operating Subsidiaries generally grant their purchasers the right to return substandard natural rubber, as determined by laboratories recognized by both parties. Sales returns or losses borne by the Operating Subsidiaries are reimbursed by the farm that supplied the substandard rubber. These sales returns could potentially impact the working capital levels of the Operating Subsidiaries if such returns were significant; however, in the past such sales returns have been insignificant.

         Prior to 1994, sales of rubber were made principally on an open account basis payable within 30 days. Starting in 1994, because of increased rubber demand, a significant portion of such sales are made on a "cash on delivery" basis. The Operating Subsidiaries have been working to recover aged accounts receivable while establishing policies to tighten credit control. Some of these policies require new customers to place deposits of 5% of the invoiced value of a purchase upon signing a sales contract or require full payment on or before delivery for small new customers. In addition, no sales are made to those customers with long outstanding balances with the Operating Subsidiaries until past due accounts receivable are settled.

         Following the tightening of the credit control policy, customers are now required to pay the balance of the invoiced value (after deducting the 5% deposit paid) on delivery. However, in order to maintain good customer relationships, extended payment terms of no more than one month may be granted to certain customers based on their credit and payment history with the Operating Subsidiaries.

         Due to the seasonal nature of rubber production, the Operating Subsidiaries stockpile a certain amount of rubber inventory during the peak production season for sales in those periods with no rubber output.

         Prior to July, 1992, the Farming Bureau was responsible for financing the Hainan State Farms during the winter months when there was no rubber production. In July, 1992, the Operating Subsidiaries began providing financing to the Hainan State Farms (primarily for working capital and to purchase materials and supplies). Accordingly, the Operating Subsidiaries obtained short term bank loans, which were generally secured by guarantees of the Farming Bureau, to provide such financing. When a rubber purchase was made by an Operating Subsidiary from a farm which had an outstanding balance in favor of HARC or the Operating Subsidiary from a prior financing advance, it was customary practice to credit the purchase price of the rubber against the balance on the financing account of such farm. Neither HARC nor the Operating Subsidiaries are obligated to provide any future financing advances to any Hainan State Farms. Pursuant to the Agreement on Rubber Purchase Deposits dated March 30, 1995, the Farming Bureau guarantees the supply of a minimum of 120,000 tons (the "Guaranteed Quantity") of natural rubber for each of the next three years. The Operating Subsidiaries are not obligated to purchase the Guaranteed Quantity. In consideration of this guarantee, the Operating Subsidiaries have maintained a purchase deposit on a rolling basis equivalent to 15% of the Guaranteed Quantity multiplied by the average market price of natural rubber for the previous quarter. (See Financial Statements and Notes included therein attached as Appendix A hereto.)

         Pursuant to the Shareholders' Agreement on Business Restructuring and the Assets and Staff Transfer Agreement, both effective as of October 1, 1996 (the "Restructuring Agreements"), HARC and the Operating Subsidiaries agreed to assign to the Farming Bureau the amounts due from the farms and the affiliates of the Farming Bureau as of September 30, 1996, and the Farming Bureau agreed to assume the obligations under the short term bank loans, as part of the corporate restructuring plan. The assignment of amounts due from farms and affiliates of the Farming Bureau was effective on October 1, 1996, and the assumption of short term bank loans will be effective upon approval of such banks, but no later than March 31, 1997. Under the Restructuring Agreements, the Farming Bureau had to obtain the banks' approval of the assumptions. As of September 30, 1996, the aggregate amount due from the farms and affiliates of the Farming Bureau amounted to approximately Rmb274 million (US$33 million), and the short term bank loans amounted to approximately Rmb293 million (US$35 million). According to the Restructuring Agreements, the Farming Bureau will be responsible for the payment of interest incurred on the bank loans after September 30, 1996.

         COMPETITORS

         There are several companies competing for business in the domestic natural rubber industry in the PRC. Among the Company's competitors are other major state-owned rubber producers under the control of different farming bureaus, with no direct relationship to the Hainan Farming Bureau. The market share of these rubber producers are generally significantly less than that of the Farming Bureau. There are also certain small, non-state owned rubber producers located in the provinces of Hainan, Guangdong, Yunnan, Guangxi, and Fujian. However, the quantities produced by these non-state owned farms and individuals are relatively insignificant.

                China Output of Natural Rubber by Region in 1995

                 Region                                              Tons
                 ------                                              ----
                 Hainan                                            260,384
                 Yunnan                                            130,844
                 Guangdong                                          29,754
                 Guangxi                                             2,672
                 Fujian                                                371
                                                                  --------

                 TOTAL                                             424,025
                                                                  ========

                 (Source:  China Statistical Yearbook 1996)

         According to the China Statistical Yearbook 1996, the rubber output from Hainan Province was 260,384 tons in 1995. According to the Statistical Yearbook of Hainan 1996, the rubber output from the Hainan State Farms was 202,488 tons in 1995. Consequently, the rubber output from non-state owned enterprises in Hainan Province accounted for approximately 57,896 tons, representing 22% of the total natural rubber output of Hainan Province in 1995. The natural rubber production by other domestic rubber producers is limited by the area of land suitable for rubber planting in the region. Due to the specific tropical climatic conditions required for rubber cultivation, the number of rubber producers is limited and no new domestic rubber production is expected to enter the market. Thus, the competition in the industry may be determined by the acquisition of land suitable for rubber cultivation. Due to the favorable climatic conditions in Hainan for rubber plantations and the fact that there is still land available in Hainan that the Farming Bureau can develop into rubber plantations, the Farming Bureau will likely remain as China's largest natural rubber producer for the foreseeable future. Domestic consumption for natural rubber has far exceeded domestic supply, and it is believed that this situation will continue. According to the China Statistical Yearbook 1996 and statistics provided by the International Natural Rubber Organization, in 1995 the domestic rubber output of the PRC and the rubber consumption of the PRC were 424,000 tons and 744,000 tons, respectively. Accordingly, the rubber output of the Farming Bureau in 1995 accounted for approximately 48% of the total domestic output of natural rubber and satisfied approximately 27% of the domestic consumption. The Company believes that the Operating Subsidiaries' affiliation with the Farming Bureau will continue to provide an important competitive advantage for the Operating Subsidiaries.

         ENVIRONMENTAL PROTECTION

         Management does not believe that there are any material requirements under PRC environmental law or regulations applicable to the Operating Subsidiaries which could have a material adverse effect on the capital expenditures, including capital expenditures required in order to comply with environmental laws and regulations, in the rubber distribution segment of the business of the Operating Subsidiaries.


         PROCUREMENT OF MATERIALS AND SUPPLIES AND DISTRIBUTION OF OTHER AGRICULTURAL PRODUCTS

         The Company, through the Operating Subsidiaries, also engages in the procurement of materials and supplies, such as building and construction materials, fuels and chemicals, including fertilizers and pesticides; and other products, including farm equipment and machinery, automobiles, automobile parts, and electrical appliances; which are connected with the agricultural production in Hainan. These sourcing and procurement activities were conducted primarily for the Hainan State Farms. The percentage of such sales to non-affiliates, which has become significant in recent years, was 56% in 1994, 41% in 1995 and 33% in 1996. The decrease of such sales to non-affiliates in 1995 and 1996 was due to the slow down of property and automobile markets (such customers are non-affiliates) due to the PRC Government's austerity measures. Sales of fertilizers, pesticides, etc., which are mainly sold to farms (affiliates) remained strong. Therefore, there were fewer sales to non-affiliates. In 1996, HARC and the Operating Subsidiaries also expanded into trading of other agricultural products like coffee beans.

         The sourcing and procurement activities generally commence upon the receipt by an Operating Subsidiary of an order to obtain certain of the various materials set forth above. Upon such receipt, the Operating Subsidiary identifies potential suppliers for the required production materials and obtains quotations from the various suppliers. In order to obtain the most favorable terms, the Operating Subsidiary will negotiate with many different suppliers, with pricing and quality being the main points of negotiation.

         The Operating Subsidiaries generally do not maintain significant levels of inventory, but instead locate suppliers and the necessary products upon the receipt of orders. Management of the Operating Subsidiaries has determined that this policy reduces holding costs and minimizes exposure to price fluctuations. However, in anticipating favorable market conditions or with respect to certain common items, the Operating Subsidiaries may maintain inventory levels sufficient to satisfy estimated demand for one to three months.

         Pursuant to the Sale and Purchase Agreement, the Farming Bureau agreed to direct the Hainan State Farms to purchase all of their requirements of production materials and other commodities offered by the Operating Subsidiaries and HARC under the same terms and conditions as are offered by other suppliers. In the case of production material and other commodities, a Hainan State Farm requests a price quote for a specified quantity of a particular item from HARC or the Operating Subsidiaries. Upon receiving the price quote, the Hainan State Farm can obtain quotes from other suppliers based on the same quantity of the requested item. The Hainan State Farm must inform HARC or the Operating Subsidiaries, as the case may be, of the amounts of the other quotes and, if any of the quotes are lower, HARC or the Operating Subsidiaries have the right to lower their quote to the level of the competing quote. In the event that the Operating Subsidiaries are unable to profitably match the terms offered to the Hainan State Farms by sources other than the Operating Subsidiaries, the Operating Subsidiaries will be required to sell to the Hainan State Farms at a loss or forebear from making such sales. If HARC or an Operating Subsidiary matches the competing quote based upon the same quantity of the item requested, the Hainan State Farm must purchase the item from HARC or the applicable Operating Subsidiary. Otherwise, the Hainan State Farm can purchase the item from the competing supplier. The Sale and Purchase Agreement has a term of 15 years and, subject to applicable law, may not be terminated except upon the agreement of the parties. The Sale and Purchase Agreement will expire on November 5, 2009.

         SUPPLIERS

         During 1996, HARC and the Operating Subsidiaries purchased production materials and other agricultural products from a total of approximately 408 suppliers. The value of the total purchases of production materials and other agricultural products was approximately Rmb130 million (US$15.7 million) in 1994, Rmb135 million (US$16.3 million) in 1995 and Rmb251 million (US$30.2 million) in 1996. The single largest supplier accounted for approximately 13% (Rmb17 million, US$2.0 million) of such purchases in 1994, and 11% (Rmb15 million, US$1.8 million) in 1995 and 16% (Rmb39 million, US$4.7 million) in 1996. The two largest suppliers accounted for 13% and 8% of such purchases, respectively, in 1994, the three largest suppliers accounted for 11%, 7% and 6%, respectively, of such purchases in 1995 and the four largest suppliers accounted for 16%, 12%, 6% and 6%, respectively, of such purchases in 1996 (and no other suppliers accounted for more than 5%). The top five suppliers accounted for approximately 29% (Rmb38 million, US$4.6 million) of such purchases in 1994, 26% (Rmb35 million, US$4.2 million) in 1995 and 44% (Rmb111 million, US$13.4 million) in 1996. Purchases are principally made in Renminbi on an open account basis payable within 30 to 90 days. As a majority of the purchases are made in Renminbi, HARC and the Operating Subsidiaries have limited exposure to fluctuations in exchange rates.

         MARKETING

         In accordance with the terms of the Sale and Purchase Agreement, HARC and the Operating Subsidiaries are the principal suppliers of production materials to the Farming Bureau and the 92 farms comprising the Hainan State Farms. The Operating Subsidiaries maintain a sales and marketing team of 94 persons for the procurement business. The sales and marketing team makes regular visits to the Farming Bureau, the Hainan State Farms and unaffiliated purchasers in order to maintain contacts and monitor requirements.

         Currently, all activities of HARC and the Operating Subsidiaries with respect to production materials and commodities occur within the PRC. The business operations of HARC and the Operating Subsidiaries are conducted solely within the PRC; consequently, the Company is solely dependent upon trade in the PRC. The Company does not currently engage in any export trade from the PRC.

         CUSTOMERS

         Sales of production materials and agricultural products by HARC and the Operating Subsidiaries for the years 1994, 1995 and 1996 totalled approximately Rmb174 million (US$21 million), Rmb179 million (US$22 million) and Rmb308 million (US$37.1 million), respectively. The five largest customers for production materials and other agricultural products accounted for approximately 9%, 6% and 37% of the total revenue derived from sales of production materials and agricultural products for 1994, 1995 and 1996, respectively. The single largest customer accounted for less than 5% of such revenue for each of 1994 and 1995. The two largest customers accounted for 12% and 9%, respectively, of such revenue in 1996 (and no other customers accounted for 5% or more). HARC and the Operating Subsidiaries have a broad customer base and are not dependent upon any single customer for sales. However, aggregate sales to affiliates of the Farming Bureau accounted for 44%, 59% and 67% of the total revenue derived from sales of production materials and agricultural products for 1994, 1995 and 1996, respectively.

         SEASONALITY

         The seasonal fluctuations experienced by the Operating Subsidiaries in the production materials procurement segment are significantly less severe than those experienced in connection with the rubber production operations.
However, to the extent that the Operating Subsidiaries may buy goods and materials related to the rubber industry from suppliers, but sell such goods and materials on credit to Hainan State Farms, repayment may be affected by the seasonality of rubber production.

         WORKING CAPITAL ITEMS

         Sales by HARC and the Operating Subsidiaries are principally made in Renminbi. The Operating Subsidiaries have been working to recover aged accounts receivable while establishing policies to tighten credit control. In the past, most of the sales were made on an open account basis payable within 30 days. The new policies require "cash on delivery" terms for small or new customers. In addition, no sales are made to those customers with long outstanding balances with the Operating Subsidiaries until past due accounts receivable are settled. However, in order to maintain good customer relationships, extended payment terms of one to two weeks may be granted to certain customers based on their credit and payment history with the Operating Subsidiaries. No extended payment terms are granted for more than one month. For sales to the Hainan State Farms, more flexible payment terms may be allowed depending on credit history and regularity of purchase orders. Such payment terms may include an open account basis or the netting of the sales value of materials against the cost of natural rubber purchases by the Operating Subsidiaries.

         COMPETITORS

         Generally, as a result of the Sale and Purchase Agreement, HARC and the Operating Subsidiaries have no major competitors in their primary market in Hainan Province with respect to the sourcing and procurement of the wide range of production materials and commodities needed by the Farming Bureau, its affiliates, and the Hainan State Farms. With respect to other unaffiliated purchasers, HARC and the Operating Subsidiaries are subject to significant competition from certain suppliers owned and controlled by the Hainan Provincial Government and from a number of smaller suppliers of certain of the individual production materials and commodities in which the Operating Subsidiaries trade. Management believes that the Operating Subsidiaries' market share is approximately the same as that of the suppliers owned and controlled by the Hainan Provincial Government and that the Operating Subsidiaries and the government-controlled suppliers collectively have a market share of over 90% with respect to those production materials and commodities traded by the Operating Subsidiaries.

         Listed below are those competitors owned and controlled by the Hainan Provincial Government and the products with which they compete with the Operating Subsidiaries:

                 Hainan Provincial Metals &                 Metals, building and construction materials
                 Building Materials Company

                 Hainan Provincial Petroleum                Oils (diesel oil, gasoline and heavy oil)
                 Company

                 Hainan Provincial Production               Pesticides and fertilizers
                 Materials Company

                 Hainan Provincial Automobiles              Automobiles and automobile parts
                 Trading Company

                 Hainan Provincial Farm                     Farm equipment
                 Equipment Company

                 Hainan Provincial Fuels &                  Fuels and chemicals (including coal)
                 Chemical Company

                 Hainan Provincial Mechanical               Electrical and mechanical equipment,
                 & Electrical Company                       appliances and parts

         The price and quality of products sold by the competitors are similar to that of the comparable products sold by the Operating Subsidiaries.
However, the Operating Subsidiaries can usually arrange more prompt fulfillment of orders and shipment of goods due to their warehouse facilities and transportation fleet. Also, the Operating Subsidiaries can often offer more flexible payment terms than their competitors with respect to sales to the Hainan State Farms.

         ENVIRONMENTAL PROTECTION

         Due to the business nature of the Operating Subsidiaries in the procurement segment, management does not believe that there are any material requirements under PRC environmental law or regulations applicable to the Operating Subsidiaries which could have a material adverse effect on the capital expenditures, including capital expenditures required in order to comply with environmental laws and regulation, in the procurement segment of the business of the Operating Subsidiaries.


PRC LEGAL SYSTEM

         The PRC is still in the process of developing a comprehensive system of laws. A significant number of laws and regulations dealing, in particular, with economic matters and foreign investment, protection of intellectual property, taxation, technology transfer and trade have been promulgated since 1978 when the PRC first embarked on its economic reform policy. The Constitution was amended in December 1982 to authorize foreign investment and to guarantee the "lawful rights and interests" of foreign investors in the PRC.

         National laws in the PRC are promulgated by the National People's Congress ("NPC"). However, when the NPC is not in session, its Standing Committee promulgates laws and the NPC acts as a rubber stamp. The State Council, certain of the entities affiliated with the State Council and people's congresses at the provincial and municipal levels are also vested with the power to promulgate administrative measures, rules and regulations having the force of law.

         The legal system in the PRC is based on written statutes, and decided cases do not constitute binding precedents, although such cases are sometimes referred to for guidance. The main legislation governing the judicial system is The Law of the People's Republic of China concerning the Organization of the Judicial System, which came into effect on July 1, 1979 and was amended on September 2, 1983. The main legislation governing civil procedure is The Law of the People's Republic of China on Civil Procedure (the "Civil Procedure Law") which came into effect on April 5, 1991.

         All foreign individuals, enterprises and other entities are given the same rights and obligations as PRC individuals, enterprises and other entities in instituting or defending proceedings in courts. If, however, the rights and obligations of PRC individuals, enterprises or other entities to institute or defend legal proceedings are subject to any restriction in any foreign jurisdiction, then reciprocal restrictions may be imposed by PRC courts on the rights and obligations of the individuals, enterprises and other entities of such jurisdictions to institute or defend legal proceedings in the PRC.
Foreign individuals, enterprises and other entities who wish to retain legal counsel in instituting or defending any proceedings in a PRC court must retain lawyers qualified in the PRC.

         All civil cases are decided by the court on the basis of a majority vote and are subject to a two-tier procedure, with cases being heard by a court of first instance and then subject to appeal to an appellate court. Courts in the PRC are divided into four levels: the Supreme People's Court, the High People's Court, the Intermediate People's Court and the Elementary People's Court. At each level, there is a criminal division, a civil division, an economic division and an administrative division. Cases involving foreigners are usually first brought at the intermediate level. The PRC also has specialty courts which handle maritime military, maritime, railroad, forestry and traffic matters. The Supreme People's Court is the highest judicial establishment in the PRC. It is responsible for supervising all other courts. It has appellate jurisdiction over High People's Courts and specialty courts, and original jurisdiction in limited circumstances. It also adjudicates certain special criminal prosecutions. In case of uncertainty in relation to the interpretation of any law, rule or regulation, the Supreme People's Court may be asked to provide an opinion on the interpretation of such law, rule or regulation.

         Most judges in the PRC are members of the Chinese Communist Party (the "CCP"), and the party expects judges to carry out its policies. In an attempt to promote judicial independence, a long-standing "examination and approval" system of review by the CCP, which was used in cases involving the death penalty, foreigners and certain important decisions, was officially abolished in 1979. However, review of decisions by the party is still common.

         If a legally binding judgment or ruling is given by a PRC court, but the party against whom such judgment or ruling is to be enforced is not present or does not have any assets in the PRC, the person seeking enforcement may apply to the appropriate foreign court for recognition and enforcement of such judgment or ruling. Alternatively, where there is an applicable judicial assistance treaty or other arrangement for reciprocal enforcement of judgments between the PRC and the country in which the PRC judgment or ruling is sought to be enforced, the PRC court may be asked to seek the enforcement of such judgment or ruling directly through the courts in such foreign country.

         Similarly, if a party requests a PRC court to recognize or enforce a judgment or ruling given by a foreign court, such judgment or ruling will be recognized and enforced only where there is an applicable judicial assistance treaty or other arrangement for reciprocal enforcement of judgements between the PRC and the country of the court by which such judgment or ruling is given. Where there is an applicable judicial assistance treaty, a foreign court may directly request a PRC court to recognize and enforce such a judgment. The enforcement of such judgment or ruling, however, must not violate the public security, state sovereignty or basic principles of the law of the PRC or contradict the public interest of the PRC. If it is necessary to enforce such judgment or ruling, the PRC court will issue an enforcement order and will proceed with enforcement in accordance with PRC law.

         To date, the PRC has concluded judicial assistance treaties with only a few countries, including Belgium, France, Poland, Mongolia, Ukraine, Romania, Spain, Italy, Russia, Cuba, Thailand, Egypt, Khazakstan, Belarus, Turkey, Greece and Bulgaria.

         Foreign arbitral awards may be enforced in the PRC in accordance with the Civil Procedure Law, which provides that an application for enforcement shall be submitted to the Intermediate Peoples Court of the place where the party against whom enforcement is sought is domiciled or where such party's property is located. Application for enforcement shall be handled pursuant to international treaties to which the PRC is a party, most importantly the Convention on the Recognition and Enforcement of Foreign Arbitral Awards (the "New York Convention"), to which the PRC acceded in 1987. As of September 20, 1993, 129 states and territories were members of the New York Convention, including the U.S. and Hong Kong, to which Great Britain extended application of the Convention pursuant to its own accession.

         There is no express requirement in the Civil procedure Law, as in the case of foreign court judgments and rulings, that foreign arbitral awards which are brought for enforcement in the PRC must not violate the public security, state sovereignty or basic principles of the law of the PRC or contradict the public interest of the PRC. However, the New York Convention does permit a PRC court to refuse recognition and enforcement of a foreign arbitral course on the grounds that doing so would be contrary to the public policy of the PRC. Nonetheless, the Civil Procedure Law and the New York Convention allow PRC courts significantly less basis for rejecting an application or enforcement of a foreign arbitral award than exists in the case of foreign court judgments or rulings. A consistent record of enforcement of foreign arbitral awards, however, has yet to develop.

         The China International Economic and Trade Arbitration Commission ("CIETAC"), established in Beijing under the auspices of the China Council for the Promotion of International Trade, is one of two domestic arbitration organizations in the PRC charged with arbitrating foreign-related disputes. Under the new CIETAC arbitration rules, which came into effect on June 1, 1994, CIETAC has jurisdiction over any dispute arising from "international or external economic and trade transactions" with respect to which an arbitration agreement selecting CIETAC arbitration has been reached. The other arbitration organization exclusively arbitrates foreign-related maritime disputes.

         The CIETAC rules provide that an award rendered by a CIETAC tribunal shall be final and binding on the parties. The Civil Procedure Law also provides that a PRC court may only refuse to enforce a CIETAC final award in the event of procedural errors relating to the jurisdiction of CIETAC over a given dispute or the failure by an arbitration tribunal to abide by CIETAC rules, and may also deny execution of the award in the event that it determines that doing so would be against the "public interest".

         Although most arbitrations are conducted in Beijing, parties to a dispute may agree that the dispute be heard under the auspices of either of the two CIETAC sub-commissions established in Shenzhen and Shanghai. The parties may agree to appoint a single arbitrator to arbitrate a dispute, but normally three arbitrators form the arbitration panel. Each party selects one arbitrator and the chairman of CIETAC selects the third, who acts as chairman of the tribunal. Arbitrators must be selected from a panel of arbitrators maintained by CIETAC. The panel of arbitrators currently comprises 296 arbitrators, of which approximately one-third are either Hong Kong or foreign individuals. The CIETAC arbitration rules also describe grounds for challenging arbitrators.

         In deciding the substantive aspects of a dispute, the CIETAC arbitration tribunal must look to the governing law of the contract. PRC foreign economic contract law permits the parties to choose foreign or PRC law as the governing law in most cases. In the event that the parties have not chosen a governing law, PRC choice of law rules provide for the selection of the law which has the closest connection to the subject matter of the dispute.

         Also, on September 1, 1995, the Arbitration Law of the People's Republic of China became effective, allowing arbitration commissions to be established in major cities of the PRC and authorizing such commissions to arbitrate foreign-related disputes if the subject arbitration agreement submits such disputes to such commissions.

         The activities of HARC and the Operating Subsidiaries in China are by law subject, in some cases, to administrative review and approval by various national, provincial, and local agencies of the Chinese government. While China has promulgated an Administrative Procedure Law permitting redress to the courts with respect to certain administrative actions, this law appears to be largely untested in this context. Although the Company believes that the support of local, provincial, and national governmental entities benefits the Company's operations in connection with administrative reviews and receiving approvals, there can be no assurance that such approvals, when necessary or advisable, will be forthcoming.

[Item 2]                          PROPERTIES

         The Company does not own any real property with respect to its operations. The headquarters of HARC, the warehouse and the other facilities of the Operating Subsidiaries are all located in Hainan Province in the PRC. HARC and the Operating Subsidiaries use warehouse and other facilities consisting of a total gross area of approximately 37,000 square meters. Pursuant to the Restructuring Agreements, surplus office facilities consisting of a total gross area of approximately 12,000 square meters were transferred to the Farming Bureau. The sales and administrative offices of the Operating Subsidiaries were relocated to the headquarters of HARC. As is typical in the PRC, the PRC government owns all of the land on which the improvements are situated. The local PRC governmental authorities in Hainan Province granted land use rights with respect to such land for an indefinite term to two related companies owned and controlled by the Farming Bureau. The rights of HARC and the Operating Subsidiaries to use the land on which the warehouse and other facilities are situated are subject to the rights of those two companies.

         Pursuant to an Agreement on Service and Cooperation dated November 5, 1994, the Farming Bureau has granted to HARC the right to occupy and use a portion of the land and the improvements situated thereon and, in consideration therefor, HARC has agreed to assume the payment of the related land use taxes attributable to such land. The term of that agreement is concurrent with the existence of HARC, which is initially 50 years and is subject to extension thereafter upon agreement of HARC's shareholders and the relevant approval authorities. The two related companies have also executed agreements endorsing the Agreement on Service and Cooperation with respect to the rights of HARC and the Operating Subsidiaries to use the land on which the warehouse and other facilities are situated, thereby joining the Farming Bureau in the granting of the land use rights to HARC.

         The Farming Bureau has also entered into a rental agreement with HARC with respect to the rental of a portion consisting of 532 square meters of a building located in Haikou City, PRC, in which HARC's corporate headquarters are located. Such rental agreement is for a period of 10 years at an annual rental of Rmb170,240 (US$20,511) payable in equal semi-annual installments. The rental agreement further provides that HARC shall be responsible for certain costs and expenses in connection with its use of the property. On August 9, 1996, an additional rental agreement was entered into between HARC and the Hainan Farming Bureau Testing Center, an affiliate of the Farming Bureau, on the same building to expand the office space and to house the sales and administrative functions of First Supply and Second Supply. The term of the lease is for a period of eight years (through September 30, 2004), and it covers an area of approximately 314 square meters at an annual rental rate of Rmb72,000 (US$8,675).



[Item 3]                         LEGAL PROCEEDINGS

         In the opinion of management, there are no material legal proceedings pending or threatened against the Company or any of its subsidiaries as of December 31, 1996.



[Item 4]                SUBMISSION OF MATTERS TO A VOTE
                              OF SECURITY HOLDERS

         On December 30, 1996, pursuant to proper notice, the Company held its annual meeting of shareholders. Several matters were submitted to a vote of the shareholders of the Company, and proxies were properly solicited from the holders of shares of the Company's common stock on December 13, 1996, the record date for the meeting established by the Company's Board of Directors. A quorum of shares entitled to vote was present at the meeting or represented by proxies, and the following matters were approved by the holders of a majority of the outstanding shares of the Company:

         1. a proposal by the Board of Directors to effect a one-for-ten reverse stock split of the Company's common stock, par value $0.001 per share (56,923,534 votes for, 6,675 votes against);

         2. an amendment to the Articles of Incorporation, as revised, of the Company to increase the share ownership requirement for the calling of special meetings of the shareholders (56,929,534 votes for, 675 votes against);

         3. an amendment to the Articles of Incorporation, as revised, of the Company to establish three classes of directors and clarify provisions affecting officers and directors (56,925,534 votes for, 4,675 votes against);

         4. an amendment to the By-Laws of the Company to allow the Board of Directors to amend the By-Laws (56,923,534 votes for, 6,675 votes against);

         5. an amendment to the Company's 1995 Stock Option Plan to increase the number of shares of Common Stock subject thereto and to decrease the required holding period for non-qualified stock options (56,925,534 votes for, 4,675 votes against);

         6. the election of directors (56,929,534 votes for all nominees, 675 votes to withhold authority to vote for all nominees, and no individual votes to withhold authority to vote for any particular nominee); and

         7. the ratification of the appointment of Ernst & Young as the Company's independent accountants for the fiscal year ending December 31, 1996 (56,929,534 votes for, 675 votes against).

         The proxy materials sent to the shareholders of the company, which include the notice to shareholders and the full text of each of the above proposals as proposed and adopted, the Certificate of Amendment of Articles of Incorporation of the Company, the Amended and Restated By-laws of the Company and the Company's Amended and Restated 1995 Stock Option Plan are attached hereto as Exhibits 99.4, 4.2, 3.7 and 10.34, respectively, and are incorporated herein by reference.


                                   [PART II]

[Item 5]             MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is quoted on the electronic inter-dealer quotation system operated by The Nasdaq Stock Market, Inc. ("The Nasdaq Stock Market"), a subsidiary of the National Association of Securities Dealers, Inc. ("NASD"), in the category of Small Cap Issues. The Company's Common Stock has been traded since August 7, 1995, on The Nasdaq Stock Market under the symbol "CHRB." Prior to such date, the Company's Common Stock was traded in the over-the counter market on the OTC Bulletin Board (the "Bulletin Board") operated by the NASD under the symbol "CEVL." Until August 7, 1995, there was only a limited trading market for the Company's Common Stock. The following table sets forth the high and low bid prices for the Company's Common Stock as reported by The Nasdaq Stock Market for each fiscal quarter of 1996, for that period during the fiscal quarter ended September 30, 1995, during which high and low bid quotations were reported and for the fiscal quarter ended December 31, 1995. The bid prices are inter-dealer prices, without retail markup, markdown or commission, and may not necessarily reflect actual transactions. All of the below quotations were obtained from the monthly statistical report provided to the Company by The Nasdaq Stock Market, and the quotations have been adjusted to give retroactive effect to the one-for-ten reverse stock split that was effective as of December 31, 1996:

                          Period                       High Bid             Low Bid
                          -------                      --------             -------
         1996 Fiscal Year, quarter ended:
                 March 31, 1996 . . . . . . . . .       $62.50                $18.75
                 June 30, 1996  . . . . . . . . .        19.69                 3.75
                 September 30, 1996 . . . . . . .         5.94                 3.44
                 December 31, 1996  . . . . . . .         4.69                 2.50
         1995 Fiscal Year, quarter ended:
                 September 30, 1995 . . . . . . .       $55.00                $35.00
                 December 31, 1995  . . . . . . .        68.75                 50.00

  On April 14, 1997, there were 186 holders of record of the Company's Common Stock.

         The one-for-ten reverse stock split approved by the shareholders of the Company was made effective by the Company's Board of Directors on December 31, 1996. In addition, on December 31, 1996, the Board of Directors approved the exchange of 32 million pre-reverse shares of Common Stock, with substantial restrictions, held by Everbright Finance & Investment Company Limited, for 3.2 million shares of the Company's Series B Preferred Stock, with nearly identical restrictions. The terms of this exchange are set forth in the Exchange Agreement between the Company and Everbright Finance & Investment Company Limited, dated December 31, 1996, a copy of which is attached as Exhibit 10.33 and incorporated herein by reference. The Series B Preferred Stock is not entitled to participate in dividend distributions or distributions in the event of liquidation of the Company. See the Certificate of Amendment of Certificate of Designation of Series B Convertible Preferred Stock, a copy of which is attached hereto as Exhibit 4.2 and incorporated herein by reference.

         The Company's two offshore private placements of common stock are fully disclosed in its Current Reports on Form 8-K, dated March 8 and July 8, 1996, which are incorporated herein by reference.

         The Company has not paid any dividends with respect to its Common Stock and has no present plan to pay any dividends in the foreseeable future. The Company intends to retain its earnings to support the growth and expansion of its business.

         Any dividends paid in the future by the Company will be paid at the discretion of the Company's Board of Directors and will be dependent upon distributions, if any, made by the Operating Subsidiaries through HARC to the Company's wholly-owned subsidiary, Billion Luck. Applicable PRC law and HARC's Articles of Association (the "Articles") require that, before HARC, as a limited joint stock company, distributes profits to investors, it must (1) satisfy all taxes; (2) provide for all losses incurred in previous years; and
(3) allocate a specified percentage of remaining profits to each of the following: a surplus reserve (in the amount of 10% of such remaining profits), a collective welfare fund (in the amount of 10% of such remaining profits), and an incentive fund (in an amount between 5% and 10% of such remaining profits). The Articles provide that the foregoing may be adjusted by the HARC'S board of directors based upon HARC's business performance and development needs, subject to the approval of HARC's shareholders. Distributions of profits by the Operating Subsidiaries to HARC, and by HARC to Billion Luck are required to be pro rata in proportion to such party's investment in such company. In addition to the foregoing, any future determination to pay a dividend to holders of shares of Common Stock will depend on the Company's results of operations, its financial condition and other factors deemed relevant by the Board of Directors. Since the acquisition of Billion Luck by the Company in December, 1994, the Company has not received any distributions from any of its subsidiaries and has not made any distributions to its shareholders.

[Item 6]                   SELECTED FINANCIAL DATA

         The following table sets forth selected financial data of the Company and its subsidiaries. The selected consolidated financial data in the table for the Company's three fiscal years ended December 31, 1994, 1995 and 1996, are derived from the consolidated financial statements included elsewhere herein. The selected pro forma financial data in the table for the Company's fiscal years ended December 31, 1993 and 1994, are derived from the unaudited pro forma consolidated financial information included elsewhere herein. The data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition," the Consolidated Financial Statements of the Company and related Notes thereto, the Combined Financial Statements of the Operating Subsidiaries, the unaudited pro forma consolidated financial information, and other financial information included elsewhere herein.



                                                    In Thousands, Except Per Share Amounts

                                                            Year Ended December 31,

                               1993             1994              1994         1995           1996          1996
                               (Rmb)            (Rmb)             (Rmb)        (Rmb)          (Rmb)       (U.S. $)
                            (Unaudited        (Unaudited        (Audited       (Audited       (Audited      (Audited
                            Pro forma)        Pro forma)       Historical)    Historical)    Historical)    Historical)
 INCOME STATEMENT DATA
 Sales                       1,479,201          1,754,288       1,308,248      1,957,243     1,827,499      220,181
 Sales tax                      (6,391)             -                -              -             -            -
                            ----------       ------------     -----------    -----------  ------------   ----------
 Net sales                   1,472,810          1,754,288       1,308,248      1,957,243     1,827,499      220,181
 Cost of sales              (1,421,268)        (1,686,944)     (1,263,309)    (1,851,186)   (1,677,056)    (202,055)
                            ----------        -----------      ----------    -----------   -----------   ----------
 Gross Profit                   51,542             67,344          44,939        106,057       150,443       18,126
 Depreciation of fixed
 assets                         (1,410)            (1,981)         (1,129)        (2,820)       (1,813)        (218)
 Selling and
 administrative expenses       (25,318)           (39,403)        (24,627)       (54,442)      (50,488)      (6,083)
                            ----------        ------------     ----------    -----------   -----------   ----------
 Operating income               24,814             25,960          19,183         48,795        98,142       11,825

 Financial income/
 (expense), net                 (1,737)             9,613           2,568        (33,212)      (19,870)      (2,394)
 Reorganization
 expenses                       (3,029)               -            (3,029)          -             -             -
 Other income, net              13,238              8,216           5,612         28,654         6,054          729
                            ----------        -----------      ----------    -----------   -----------   ----------
 Income before income           33,286             43,789          24,334         44,237        84,326       10,160
 taxes
 Income taxes                   (5,447)            (6,564)         (3,663)        (6,909)      (13,991)      (1,686)
                              --------        -----------      ---------     -----------   -----------   ----------
 Net income before
 minority interests             27,839             37,225          20,671         37,328        70,335        8,474

 Minority interests            (13,582)           (16,341)        (10,389)       (18,153)      (34,513)      (4,158)
                            ----------        -----------      ----------    -----------   -----------   ----------
 Net income after
 minority interests             14,257             20,884          10,282         19,175        35,822        4,316
                            ==========        ===========      ==========    ===========   ===========   ==========
 Earnings per share*             11.88              17.40            8.57          15.56          9.55         1.15
                            ==========        ===========      ==========    ===========   ===========   ==========

 OTHER FINANCIAL DATA
 Income before income
 taxes, minority
 interests, depreciation
 and amortization               34,696             45,770          25,463         47,057        86,139       10,378
                            ==========        ===========      ==========    ===========   ===========   ==========
 BALANCE SHEET DATA
 Current assets                508,583            480,235         480,235        633,958       685,216       82,556
 Working capital                 2,227             65,808          68,709        143,986       301,474       36,322
 Total assets                  537,418            533,305         533,305        668,488       705,113       84,953
 Current liabilities           506,356            414,427         411,526        489,972       383,742       46,234
 Long-term liabilities            -                54,075          54,075           -             -            -
 Minority interests             13,667             51,609          55,914         74,067       108,580       13,082
 Total liabilities and
 minority interests            520,023            520,777         521,515        564,039       492,322       59,316
 Shareholder's Equity           17,395             13,194          11,790        104,449       212,791       25,637

* The earnings per share information for the periods presented represents primary earnings per share of the Company as if the reverse stock splits in 1994 and 1996 had been completed at the beginning of the periods. Fully diluted earnings per share is not materially different from the primary earnings per share of the periods presented.



[Item 7]             MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes thereto, the unaudited pro forma consolidated financial information, the combined financial statements of the Operating Subsidiaries and other financial information included elsewhere herein. The financial statements of the Company are prepared in conformity with U.S. GAAP.


OVERVIEW

THE COMPANY

         The Company is a Nevada holding company whose only significant asset is a wholly-owned British Virgin Islands subsidiary, Billion Luck, which owns a 56% interest in HARC, a limited liability joint stock company organized in the PRC which, through the Operating Subsidiaries, markets and distributes natural rubber and rubber products produced by the Hainan State Farms and non-state farms in the PRC, sources building and production materials, chemicals, farm equipment and machinery, automobiles and other commodities for use primarily by the Hainan State Farms and other unaffiliated customers and trades in natural rubber commodities futures contracts. Accordingly, the Company will derive its revenues from the distributions paid to the Company through Billion Luck by HARC resulting from distributions paid by the Operating Subsidiaries. HARC pays distributions to its shareholders in accordance with their percentage interests as follows: Billion Luck (56%), Guilinyang Farm (5%) and Farming Bureau (39%).

         The Statements under "Results of Operations" and "Liquidity and Capital Resources" relate to the operations and condition of the Company and its subsidiaries.

         The Operating Subsidiaries were originally established as state-owned enterprises in the PRC by the Farming Bureau, a division of the Ministry of Agriculture of PRC. HARC was established on June 28, 1994, to act as the holding company of the Operating Subsidiaries. The Operating Subsidiaries principally engage in the marketing and distribution of raw natural rubber produced by the Hainan State Farms and non-state farms, and in the trading of natural rubber commodities futures contracts to hedge the price risk associated with certain firm commitments for the purchase of natural rubber. As opportunities arise, the Operating Subsidiaries also enter into natural rubber commodities futures contracts that are not specific hedges, in anticipation of a rise or fall in the price of natural rubber, based on their knowledge of the supply and demand situation with respect to natural rubber in the PRC. They also procure certain production materials and supplies which include building materials, fertilizers, fuels, chemicals, farm equipment and machinery, automobiles, automobile parts and electrical appliances for the Farming Bureau, the Hainan State Farms and other unaffiliated customers. In 1996, HARC and the Operating Subsidiaries also diversified into trading of other agricultural products like coffee beans.

         Prior to 1994, selling prices of natural rubber were generally set by the Farming Bureau in order to control the gross profit margin earned by the Operating Subsidiaries. Commencing in 1994, however, the Farming Bureau generally ceased establishing the selling price of natural rubber, and instead allowed Operating Subsidiaries to determine the selling price according to market conditions, subject to a minimum gross profit margin of 3.5% (before the purchase discount, as discussed hereinbelow) on natural rubber purchased from the Hainan State Farms. Generally, materials and supplies are sold at a higher profit margin than that of natural rubber. The primary cost of operating the business is the materials cost of natural rubber and other materials and supplies, as well as selling and administrative expenses.

         Pursuant to the Agreement on Rubber Purchase Deposits dated March 30, 1995, the Farming Bureau guarantees the supply of a minimum of 120,000 tons (the "Guaranteed Quantity") of natural rubber for each of the next three years. The Operating Subsidiaries are not obligated to purchase the Guaranteed Quantity. As consideration for this guarantee, the Operating Subsidiaries have maintained a purchase deposit on a rolling basis equivalent to 15% of the Guaranteed Quantity multiplied by the average market price of natural rubber for the previous quarter. In return, a purchase discount is offered to the Operating Subsidiaries for the purchase of natural rubber from the Hainan State Farms.

         Pursuant to the Restructuring Agreements, HARC and the Operating Subsidiaries agreed to assign to the Farming Bureau the amounts due from the farms and the affiliates of the Farming Bureau as of September 30, 1996, and the Farming Bureau agreed to assume the obligations under the short term bank loans, as part of the corporate restructuring plan. The assignment of amounts due from farms and affiliates of the Farming Bureau was effective on October 1, 1996, and the assumption of short term bank loans will be effective upon approval of such banks, but no later than March 31, 1997. Under the Restructuring Agreements, the Farming Bureau had to obtain the banks' approval of the assumptions. As of September 30, 1996, the aggregate amount due from the farms and affiliates of the Farming Bureau amounted to approximately Rmb274 million (US$33 million), and the short term bank loans amounted to approximately Rmb293 million (US$35 million). According to the Restructuring Agreements, the Farming Bureau will be responsible for the payment of interest incurred on the bank loans after September 30, 1996. On March 28, 1997, and March 31, 1997, the Operating Subsidiaries obtained approval from the relevant banks for the assumptions of the bank loans by the Farming Bureau.

RESULTS OF OPERATIONS

         The following table shows the selected audited consolidated income statement data of the Company and its subsidiaries for the two fiscal years ended December 31, 1995 and 1996, and the selected unaudited pro forma consolidated income statements data of the Company and its subsidiaries for the fiscal years ended December 31, 1993 and 1994. The data should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes thereto, the unaudited pro forma consolidated financial information and other financial information included elsewhere therein.:


         (In thousands)
      ------------------------------------------------------------------------------------------------------
                                                                       Year Ended December 31,

                                                          1993        1994            1995            1996
                                                          (Rmb)       (Rmb)           (Rmb)           (Rmb)
      ------------------------------------------------------------------------------------------------------
                                                       (Unaudited    (Unaudited     (Audited       (Audited
                                                        Pro forma)    Pro forma)    Historical)   Historical)
            Sales:
              Distribution of natural rubber           1,021,584     1,580,027      1,778,271     1,519,060
              Procurement of materials and supplies
                 and distribution of other
                 agricultural products                   457,617       174,261        178,972       308,439
                                                       ---------     ---------      ---------     ---------

                                                       1,479,201     1,754,288      1,957,243     1,827,499
                                                       =========     =========      =========     =========

            Gross profit (excluding sales tax)            57,933        67,344        106,057       150,443
            Gross profit margin                              3.9%          3.8%           5.4%          8.2%

            Income before income taxes                    33,286        43,789         44,237        84,326
            Income taxes                                  (5,447)       (6,564)        (6,909)      (13,991)
                                                       ----------    ----------     ----------    ---------

            Net income before minority interests          27,839        37,225         37,328        70,335

            Minority interests                           (13,582)      (16,341)       (18,153)      (34,513)
                                                       ---------     ----------     ----------    ---------
            Net income after minority interests           14,257        20,884         19,175        35,822
                                                       =========     =========      =========     =========


YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

SALES AND GROSS PROFIT

         Total net sales for the year ended December 31, 1996, decreased slightly by Rmb130 million or 6.6% to Rmb1,827 million, compared to Rmb1,957 million for the corresponding period in 1995. Net sales of natural rubber declined by Rmb259 million or 14.6% to Rmb1,519 million, compared to Rmb1,778 million for the corresponding period in 1995. The decline in natural rubber sales has been partially offset by the increase in procurement of materials and supplies. Net sales revenue for the procurement of materials and supplies increased significantly by Rmb129 million or 72% to Rmb308 million, compared to Rmb179 million for the corresponding period in 1995.

         As previously discussed, the natural rubber market in 1996 was not as favorable as in 1995 because of a weakened domestic rubber consumption market and a decline in the domestic natural rubber price caused by the large influx of imported natural rubber. The quantity of natural rubber sales decreased by approximately 18,000 tons or 13% to 120,000 tons, compared to 138,000 tons for the corresponding period in 1995. The unit price of natural rubber decreased from approximately Rmb15,500 per ton at the beginning of 1996 to approximately Rmb11,200 per ton by the end of 1996. During the third quarter of the year, the Company deliberately stockpiled natural rubber in anticipation of an upward price movement during the fourth quarter, when output is generally lower. However, the domestic price of natural rubber continued to be low during the fourth quarter because of the large influx of imported rubber during the fourth quarter.

         Following the completion of the Company's private offshore placements on March 8 and July 8, 1996, portions of the net proceeds from the offerings were invested into HARC and the Operating Subsidiaries as working capital to expand the distribution operations. During the year, the Company has expanded into trading of other agricultural products, such as coffee beans which were in high demand in China as a result of the active trading of coffee commodity futures in China. During the year, a quantity of approximately 8,500 tons of coffee beans were sold and a net sales revenue of approximately Rmb241 million was recorded, which carried an average gross profit of approximately 33%. The corresponding sales revenue was recorded under the procurement of materials and supplies. If sales of these agricultural products were excluded, net sales revenue from procurement of materials and supplies would drop by approximately Rmb112 million or 62% to Rmb67 million in 1996 from Rmb179 million in 1995. The decline was mainly due to the prolonged enforcement of the macroeconomic austerity measures implemented by the Central Government since mid-1993 to rein in the overheated Chinese economy, which has hampered the domestic consumption and demand for materials and supplies.

         Gross profits increased by Rmb44 million or 42% to Rmb150 million in 1996 from Rmb106 million in 1995. The overall gross profit margin also increased from 5.4% in 1995 to 8.2% in 1996. The increase was primarily attributable to the high gross profit margin earned from the trading of agricultural products. The gross profit margin on natural rubber distribution was down to 4.2% in 1996 from 5.3% on 1995 due to competition from imported natural rubber. The Company has mitigated the effect of adverse price movement for domestic rubber on the gross profit margin by entering into rubber futures contracts to hedge against the price risk associated with the holding of rubber inventory, rubber purchase commitments and anticipation of rubber purchases. The purchase discounts received from the farms, as well as the 3.5% gross profit margin guarantee, also helped to shield the Company against the effect of the drop in natural rubber prices on gross profit margins.

SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses decreased by Rmb3.9 million or 7.2% to Rmb50.5 million in 1996 from Rmb54.4 million in 1995. Pursuant to the Restructuring Agreements effective on October 1, 1996, the Company strategically consolidated and rationalized its various trading divisions in order to streamline its business operations and improve cost control. The successful implementation of the corporate restructuring and cost control measures has resulted in reduced administrative overhead, staff costs and related expenses. This reduction of administrative overhead, staff costs and related welfare expenses more than offset the increased legal and professional fees associated with regulatory compliance and public relations costs incurred as a result of the Nasdaq listing status of the Company.

FINANCIAL EXPENSES, NET

         The net financial expenses decreased by Rmb13.3 or 40% to Rmb19.9 million in 1996 from Rmb33.2 million in 1995. The decrease in net financial expenses was primarily attributable to the reduction in bank interest expenses commencing in the fourth quarter of 1996 following the execution of the Restructuring Agreements effective on October 1, 1996. According to the Restructuring Agreements, all outstanding bank loans of the Operating Subsidiaries were deemed assigned to the Farming Bureau, together with the assignment of certain accounts receivable from the farms and certain affiliates of the Farming Bureau. As a result, all bank interest incurred by the Operating Subsidiaries commencing October 1, 1996, was borne by the Farming Bureau.

OTHER INCOME, NET

         Other income decreased by Rmb22.6 million or 79% to Rmb6.1 million in 1996 from Rmb28.7 million in 1995. This significant reduction in other income was primarily due to the reduction in profit from the trading of commodity futures contracts for non-hedging purposes. A profit on the trading of commodity futures of Rmb10.6 million was recorded for the year 1995, compared to a profit of only Rmb1.4 million for the year 1996. In addition, a service fee of Rmb5 million was paid to the Farming Bureau in accordance with the Agreement on Service and Cooperation entered into between the Farming Bureau and HARC dated November 5, 1994. The agreement stipulates that the Farming Bureau is entitled to a service fee up to a maximum of Rmb5 million, calculated at a rate of 10% of HARC's annual net income before the service fee, as determined in accordance with

U.S. GAAP, provided that the annual net income of HARC exceeds Rmb40 million after deducting such fee. No service fee was paid to the Farming Bureau in 1995 because the financial criteria for such payment was not met.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

For the following discussion and analysis, the results of operations for the year ended December 31, 1995 are compared to the pro forma results of operations for the year ended December 31, 1994.

SALES AND GROSS PROFIT

         For the year ended December 31, 1995, total turnover was Rmb1,957 million compared with Rmb1,754 million for the corresponding period in 1994. This indicates a rise in sales by Rmb203 million, representing an increase of 11.6% as compared with the corresponding period last year.

         The increase in sales was mainly the result of an increase in natural rubber sales of Rmb198 million or 12.5% over last year, while sales of materials and supplies remained approximately unchanged as compared to last year.

         The increase in rubber sales was mainly due to the increase in sales quantity from 130,000 tons in 1994 to 138,000 tons in 1995, which was in line with a general increase in demand for natural rubber in the PRC. In addition, the increase in the average natural rubber selling price from approximately Rmb12,000 per ton in 1994 to Rmb13,000 per ton in 1995 also contributed to the overall increase in rubber sales.

         The proportion of materials and supplies sales to total sales remained low as a result of the sustained effect of the macroeconomic austerity measures introduced by the PRC government in late 1993, which has caused a sharp decrease in sales of production materials since late 1993.

         The increase in gross profit margin was mainly due to the increase in the gross profit margin of natural rubber sales from 3.4% in 1994 to 5.3% in 1995. This increase was mainly the result of purchase discounts of Rmb31.2 million received from farms pursuant to the Agreement on Rubber Purchase Deposits among the Farming Bureau, First Supply, Second Supply and HARC dated March 30, 1995. There were no purchase discounts before March 30, 1995.

SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses consisted mainly of wages and salaries, staff welfare, printing and stationery, pension contributions, entertainment, professional fees, repairs and maintenance, travel expenses and outward freight charges.

         Selling and administrative expenses for the year ended December 31, 1995 were Rmb54.4 million compared with Rmb39.4 million for that of 1994, representing an increase of 38%. The increase was mainly due to increases in salaries and staff welfare expenses, which amounted to Rmb4.3 million, increases in entertainment and office expenses, which amounted to Rmb1.7 million, and other miscellaneous expenses resulting from an increase in the number of employees and inflation. The increase also resulted from an increase in freight expenses due to increased sales volume.

         In addition, more legal and professional expenses and administrative expenses were incurred relating to the Company's headquarters in Hainan and Hong Kong.

INTEREST INCOME/EXPENSES

         Interest expenses were derived from the short term bank loans borrowed by the Operating Subsidiaries which were mainly used to finance the rubber purchase deposits paid to the Hainan State Farms and the working capital needs of the Operating Subsidiaries. Interest income consisted of interest earned on bank deposits and interest on advances to the Hainan State Farms, the Farming Bureau and other related companies.

         Interest expenses increased by Rmb4.9 million, or 10.4%, from Rmb47.5 million for the year ended December 31, 1994, to Rmb52.4 million for the corresponding period in 1995. The increase was due principally to an increase in the bank loan interest rate since mid-1995.

         Interest income decreased by Rmb37.1 million, or 66.6% from Rmb55.6 million for the year ended December 31, 1994, to Rmb18.5 million for the corresponding period in 1995. The decrease was due mainly to the sharp decline in financing to the Hainan State Farms after the Agreement on Rubber Purchase Deposits, pursuant to which 15% purchase deposits have been maintained.

OTHER INCOME

         Other income increased by Rmb20.5 million, from Rmb8.2 million for the year ended December 31, 1994, to Rmb28.7 million for the corresponding period in 1995. The increase was primarily due to an increase in net gains on trading of natural rubber futures contracts and an increase in management fees income.

         The Operating Subsidiaries principally engage in the marketing and distribution of natural rubber, and they engage in the trading of natural rubber commodities futures contracts to hedge the price risk associated with certain firm commitments for the purchase of natural rubber. However, as opportunities arise, the Operating Subsidiaries also enter into natural rubber commodities futures contracts that are not specific hedges, in anticipation of a rise or fall in the price of natural rubber, based on their knowledge of the supply and demand situation with respect to natural rubber in the PRC. For the year ended December 31, 1995, the Operating Subsidiaries realized a net gain on such transactions of Rmb10.6 million, which was classified as Other Income.

         For the year ended December 31, 1995, management fees of Rmb3,000 were charged to two companies owned and controlled by the Farming Bureau for their share of the Operating Subsidiaries' administrative expenses and for the use of the Operating Subsidiaries' office equipment, warehouse and staff.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993

For the following discussion and analysis, the comparison of the results of operations for the years ended December 31, 1993 and 1994 is on a pro forma basis.

SALES AND GROSS PROFIT

         For the year ended December 31, 1994, total turnover was Rmb1,754 million compared with Rmb1,479 million for the corresponding period in 1993. This indicates a rise in sales by Rmb275 million, representing an increase of 18.6% as compared with the corresponding period last year.

         As far as the sales of rubber are concerned, they increased by Rmb558 million or 54.7% as compared with the corresponding period last year. The increase was mainly due to the worldwide contraction in the supply of rubber in 1994 with demand grows continuously. The unit price of rubber has risen to a historical high of Rmb15,000 per ton. The average unit price of domestic rubber for 1994 was Rmb12,000 compared with that of Rmb7,300 in 1993. This accounted for the growth in sales of rubber for the year ended December 31, 1994.

         Turnover for production materials for the year ended December 31, 1994, was Rmb174 million compared with Rmb458 million in the corresponding period last year, representing a decrease of Rmb284 million, or 62% as compared with last year. The decrease was mainly attributed to the drastic fall in the sales of production materials, in particular, the building materials, due to the nationwide contraction in capital investment as a result of the implementation of a series of austerity measures by the central government to combat inflation. The greatest impact of the measures was on the real estate market which was further worsened by the introduction of the new property gain tax system. The effect of decrease in turnover for production materials on total turnover was to a certain extent eliminated by the rise in turnover of rubber.

         In the past, the selling prices of rubber were set by the Farming Bureau in order to allow a pre-determined profit margin. Commencing in 1994, the selling prices were allowed to fluctuate according to market demand and supply, subject to minimum gross profit margin of 3.5% with respect to natural rubber purchased from the Hainan State Farms. In 1994, an overall gross profit margin of 3.8% was generated. In 1993, a higher gross profit margin of 3.9% was generated. The higher gross profit margin was due mainly to a large quantity of rubber inventory which was previously purchased at lower prices and was on hand at the end of 1992. This inventory was then sold in 1993 at the higher prevailing selling price as determined by the Farming Bureau.

SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses for the year ended December 31, 1994 were Rmb39.4 million compared with Rmb25.3 million for that of 1993, representing an increase of 56%. The increase was mainly due to increases in salaries and staff welfare expenses, amounted to Rmb8 million, and increases in miscellaneous expenses due to inflation and increases in the number of divisions of the Operating Subsidiaries, which amounted to Rmb5 million.

INTEREST INCOME/EXPENSES

         Interest expenses were derived from the short term bank loans borrowed by the Operating Subsidiaries which were mainly used to finance the working capital needs of the Hainan State Farms. Interest income was derived from bank deposits and the provision of funds to the Hainan State Farms through the current accounts with the Hainan State Farms.

         Interest expenses increased by Rmb3.3 million, or 7.5%, to Rmb47.5 million for the year ended December 31, 1994, from Rmb44.2 million for the corresponding period in 1993. The increase is due principally to an increase in the interest rate from the second half of 1993 forward and an increase in the bank loan for the financing of the working capital.

         Interest income increased by Rmb11 million, or 24.7% to Rmb55.6 million for the year ended December 31, 1994, from Rmb44.6 million for the corresponding period in 1993. Interest income increased more than the interest expenses because of the bank interest earned on the cash contribution of Rmb56 million from Billion Luck to HARC and the penalty interest charged on overdue accounts receivable balances.


LIQUIDITY AND CAPITAL RESOURCES

         The Operating Subsidiaries' primary liquidity needs are to fund accounts receivable, inventories, rubber purchase deposits and, to a lesser extent, to expand business operations. The Operating Subsidiaries have financed their working capital requirements through a combination of internally generated cash and short term bank borrowing.

         Net cash provided by/(used in) operating activities was (Rmb3.5 million), (Rmb119 million) and Rmb130 million in fiscal 1994, 1995 and 1996, respectively. Net cash flows from the Operating Subsidiaries' operating activities are attributable to the Operating Subsidiaries' income and changes in operating assets and liabilities. The substantial increase in cash used in operating activities in 1995 was mainly due to the increase in purchase deposits paid to Hainan State Farms pursuant to the Agreement on Rubber Purchase Deposits and to the increase in inventory held at the year end in anticipation of a higher selling price for natural rubber during the non-harvest season in early 1996. However, the domestic price of natural rubber continued to be low during the first quarter of 1996 because of the large influx of imported natural rubber and weakened domestic demand.

         The Operating Subsidiaries have outstanding bank loans with Hainan Province Agricultural Bank - Sales Division, and Haikou City Agricultural Bank
- Xiuyin Sub-Branch. These loans amounted to Rmb293 million as at December 31, 1996, bearing a weighted average interest rate of 14.32% per annum. The bank loans are generally secured by a guarantee given by the Farming Bureau and mature not more than one year after such loans are originally made. Prior to mid-1992, the Farming Bureau generally undertook the financing obligations with respect to the Hainan State Farms and, therefore, the bank loans of the Operating Subsidiaries were insignificant. Afterwards, large amounts of funds from bank loans have been borrowed by the Operating Subsidiaries which are used to finance the Hainan State Farms' operation and to finance the sale of production materials to the Hainan State Farms. On March 30, 1995, HARC, First Supply and Second Supply entered into an agreement with the Farming Bureau pursuant to which the Farming Bureau guarantees the supply of a minimum of 120,000 tons (the "Guaranteed Quantity") of natural rubber for each of the following three years. The Operating Subsidiaries are not obligated to purchase the Guaranteed Quantity. In consideration of this guarantee, the Operating Subsidiaries have maintained a purchase deposit on a rolling basis which is equivalent to the Guaranteed Quantity multiplied by the average market price for natural rubber for the previous quarter. In return, a purchase discount is offered to the Operating Subsidiaries for the purchase of natural rubber from the Hainan State Farms.

         The Farming Bureau has guaranteed the availability of alternative financing for the Operating Subsidiaries to meet their liabilities in the event that the banks demand repayment of their outstanding loans, and it has guaranteed the recoverability of current accounts receivable from the Hainan State Farms and other related companies controlled and owned by the Farming Bureau.

         Pursuant to the Restructuring Agreements, HARC and the Operating Subsidiaries agreed to assign to the Farming Bureau the amounts due from the farms and the affiliates of the Farming Bureau as of September 30, 1996, and the Farming Bureau agreed to assume the obligations under the short term bank loans, as part of the corporate restructuring plan. The assignment of amounts due from farms and affiliates of the Farming Bureau was effective on October 1, 1996, and the assumption of short term bank loans will be effective upon approval of such banks, but no later than March 31, 1997. Under the Restructuring Agreements, the Farming Bureau had to obtain the banks' approval of the assumptions. As of September 30, 1996, the aggregate amount due from the farms and affiliates of the Farming Bureau amounted to approximately

Rmb274 million (US$33 million), and the short term bank loans amounted to approximately Rmb293 million (US$35 million). According to the Restructuring Agreements, the Farming Bureau will be responsible for the payment of interest incurred on the bank loans after September 30, 1996. On March 28, 1997, and March 31, 1997, the Operating Subsidiaries obtained approvals from the relevant banks for the assumptions of the bank loans by the Farming Bureau.

         During the year ended December 31, 1996, the Company issued 1,283 shares of Series B Convertible Preferred Stock, par value US$0.001 per share, at a price of US$10,000 per share, resulting in gross proceeds of US$12.83 million. The terms of the Series B Convertible Preferred Stock, and other information concerning the sale of such stock, were set forth in the Company's two Forms 8-K dated March 8, 1996 and July 8, 1996, and are incorporated herein by reference. As of December 31, 1996, all shares of the Series B Convertible Preferred Stock were converted to shares of Common Stock, and no shares of Series B Convertible Preferred Stock are currently authorized or outstanding. (The currently outstanding shares of Series B Preferred Stock have rights, preferences and limitations that are completely different from those of the Series B Convertible Preferred Stock. See Exhibits 4.1 and 4.2 attached hereto and incorporated herein by reference.)

         The Company believes that the net proceeds from its capital raising efforts, together with the internally generated funds, will be sufficient to satisfy its anticipated working capital needs for at least the next 12 months.

INFLATION

         Inflation has historically not had a material effect on the Operating Subsidiaries' operations. When the price of rubber or production materials has increased, these costs historically have been passed on to the customers. Furthermore, because the Operating Subsidiaries do not have either long term supply contracts or long term contracts with customers, prices are quoted based on the prevailing market price determined by supply and demand. Accordingly, the Company does not anticipate any material effect on its future revenues due to inflation; however, such inflation has generally resulted in upward pressure on wages and salary to employees.


[Item 8]       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's Consolidated Financial Statements for the three fiscal years ended December 31, 1996, 1995 and 1994, and the unaudited pro forma consolidated financial statements of the Company and its subsidiaries for the year ended December 31, 1994, are included herewith as Appendix A and incorporated herein by reference.


[Item 9]       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Information regarding the Company's change of accounting firms has been previously reported in the Company's Form 8-K/A dated March 16, 1995.



                                   [PART III]


[Item 10]     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the current directors and executive officers of the Company as of December 31, 1996, and the ages of and positions with the Company held by each of such persons:

Name                      Age                  Position
----                      ---                  --------
Yang Jiangang             35              Chairman of the Board of Directors

Li Shunxing               46              Director and President

Wang Faren                49              Vice Chairman of the Board of Directors

Yiu Yat Hung              45              Vice Chairman of the Board of Directors

Han Jian Zhun             48              Director and Vice President

Tam Cheuk Ho                    34              Director and Chief Financial Officer

Zhang Yibing                    30              Director and Secretary

Wong Wah On                     33              Financial Controller


         Mr. Yang Jiangang has been the Chairman of the Board of Directors of the Company since December, 1994. He is also a Director of HARC. Mr. Yang joined the Bank of China Head Office Beijing in 1983 and worked in the Treasury Division there from 1983 through 1993. He was transferred in January, 1990, to the Head Office to be the Deputy Manager of the Fixed Income Division, where he was in charge of fixed income investment of foreign exchange reserves of the PRC. In June, 1992, Mr. Yang was relocated to the Bank of China London Branch where he was in charge of treasury operations until April, 1993. He resigned from the Bank of China in April, 1993, and joined China Everbright Holdings Company Limited, which is a PRC state-owned enterprise with a number of overseas subsidiaries, as Deputy General Manager of the Finance Department. In October, 1993, Mr. Yang became the Deputy General Manager of Everbright Finance & Investment Co. Limited, a wholly-owned Hong Kong subsidiary of China Everbright Holdings Company Limited and a shareholder of the Company, and is presently the Director and Deputy General Manager. Mr. Yang graduated from Beijing International Relationship Institute with a Bachelor's degree.

         Mr. Li Shunxing has been the President of the Company since December, 1994, and a Director since March 15, 1995. He is also a Director of HARC. He has been the Director and General Manager of Worlder International Company Limited, a shareholder of the Company, and Director and Deputy General Manager of Worlder Shipping Limited, both of which are Hong Kong based, wholly-owned subsidiaries of SINOTRANS GROUP, a PRC state-owned enterprise, since September, 1992. From June, 1990 through August, 1992, Mr. Li was the Director and Executive Deputy General Manager of Cheemimet Finance Ltd. Hong Kong in charge of finance, property development and investment matters. For over 15 years, he has been working with conglomerates in China and their subsidiaries abroad under the Ministry of Foreign Trade and Economic Corporation and has extensive experience in corporate management, finance, investment and foreign trade. Mr. Li graduated from the University of International Business & Economics, Beijing, in 1976 with a Bachelor's degree.

         Mr. Wang Faren has been a Vice Chairman of the Board of Directors of the Company since December, 1994. He is also the Chairman of the Board of Directors of HARC. Mr. Wang joined the Farming Bureau in 1968 and worked for 13 years at the Hainan State Farms. Mr. Wang joined the top management of the Farming Bureau in 1986 as its Deputy Director. He became a Director of the Farming Bureau in October, 1991, and remains in that position today. Mr. Wang graduated from South China Tropical Species Research Institute, an agricultural engineering institute, and received extensive training on agricultural engineering, botany and tropical plantation. Mr. Wang has more than 25 years of experience in agricultural production and management.

         Mr. Yiu Yat Hung has been a Vice Chairman of the Board of Directors of the Company since December, 1994. He is also the Vice-Chairman of the Board of Directors of HARC, and since June, 1988, has been the Chairman of the Board of Directors and Managing Director of Hong Wah Investment Holdings Limited, a Hong Kong incorporated private group of companies and a shareholder of the Company. From January, 1990 through December, 1992, Mr. Yiu was the Chairman of Shenzhen Hong Wah Industrial and Commerce Company, Ltd., a Sino-foreign limited liability joint stock company, and was responsible for the formulation of that entity's investment strategy. Mr. Yiu has more than 12 years of experience in the financial, commerce and industrial fields in both the PRC and Hong Kong. Mr. Yiu is currently a member of the Chinese General Chamber of Commerce Hong Kong and the Federation of Hong Kong Industries. Mr. Yiu is also the Vice Chairman of the Shenzhen Association of Enterprises with Foreign Investment and a standing committee member of the China Association of Enterprises with Foreign Investment.

         Mr. Han Jian Zhun has been a Director of the Company since December, 1994, and the Vice President since March 15, 1995. He is also the President and General Manager of HARC. Mr. Han joined the Farming Bureau in 1968 and has consistently addressed agriculture production and management issues. Mr. Han joined the top management of the Farming Bureau in 1986 and became the Deputy Director in 1991. Mr. Han was also the General Manager of Ba Ye State Rubber Farms from 1990 through 1991. Mr. Han is heavily involved in industrial management of the Farming Bureau.

         Mr. Tam Cheuk Ho has been a Director and the Chief Financial Officer of the Company since December, 1994. Prior to joining the Company, from July, 1984 through January, 1992, he worked as Audit Manager at Ernst & Young, Hong Kong, and from February, 1992 through September, 1992, as Financial Controller at Tack Hsin Holdings Limited, a listed company in Hong Kong, where he was responsible for accounting and financial functions.

From October, 1992, through December, 1994, Mr. Tam was Finance Director of Hong Wah (Holdings) Limited. He is an associate of the Hong Kong Society of Accountants and a fellow of the Chartered Association of Certified Accountants. He is also a certified public accountant in Hong Kong. He holds a Bachelor's degree in Business Administration from the Chinese University of Hong Kong.

         Mr. Zhang Yibing has been a Director and the Secretary of the Company since December, 1994. He is also a Director of HARC. Mr. Zhang joined Bank of China Beijing Head Office in 1987, working in the Treasury and Asset Liability Sector. Mr. Zhang was assigned to Bank of China Sydney Branch in 1988 where he was in charge of foreign exchange and money market areas of the treasury. In March, 1991, Mr. Zhang was transferred to the Bank of China Beijing Head office where he was the Assistant Manager of Fixed Income Division until December, 1992, when he resigned from the Bank and joined China Everbright Holdings Co., Ltd. as Finance Manager. Mr. Zhang became the Corporate Finance Manager of Everbright Finance & Investment Co. Limited, a wholly-owned subsidiary of China Everbright Holdings Co. Ltd. and a shareholder of the Company, in October, 1993, and, in March, 1994, was appointed the Senior Manager of Everbright Finance & Investment Co. Ltd., where he was in charge of investment and lending. In February, 1995, Mr. Zhang became a director of Everbright. Mr. Zhang graduated from Beijing Foreign Languages Institute with a Bachelor's Degree.

         Mr. Wong Wah On is the Financial Controller of the Company and a member of the supervisory committee of HARC. He is responsible for assisting the Chief Finance Officer of the Company's treasury, accounting and secretarial functions. From October, 1992, through December, 1994, Mr. Wong was the Deputy Finance Director of Hong Wah (Holdings) Limited. From July, 1988, through October, 1992, he was the audit supervisor at Ernst & Young, Hong Kong. He received a professional diploma in Company Secretaryship and Administration from the Hong Kong Polytechnic University and is a fellow of the Chartered Association of Certified Accountants, the Hong Kong Society of Accountants, and the Institute of Chartered Secretaries and Administrators. He is also a certified public accountant in Hong Kong.

         As a result of the amendment to the Company's Articles of Incorporation approved by the shareholders of the Company at the annual meeting on December 30, 1996, the Company now has three classes of directors with staggered three-year terms. Each director is elected to hold office until the annual meeting of shareholders held three years after his election and until his successor has been duly elected and qualified. In order to implement the three separate classes and staggered terms for directors, at the annual meeting on December 30, 1996, Messrs. Yiu Yat Hung and Tam Cheuk Ho were elected to serve in Class I until the annual meeting to be held in 1997 and until their successors have been duly elected and qualified; Messrs. Wang Faren and Han Jian Zhun were elected to serve in Class II until the annual meeting to be held in 1998 and until their successors have been duly elected and qualified; and Messrs. Yang Jiangang, Li Shunxing and Zhang Yibing were elected to serve in Class III until the annual meeting to be held in 1999 and until their successors have been duly elected and qualified.

         The officers of the Company are elected annually at the first Board of Directors meeting following the annual meeting of shareholders, and hold office until their respective successors are duly elected and qualified, unless sooner displaced.

IDENTIFICATION OF SIGNIFICANT EMPLOYEES

         The following table sets forth certain significant employees of the Company as of December 31, 1996 and the ages of and positions with the Company held by each of such persons:



    Name                  Age                 Position
    ----                  ---                 --------
    Li Fei Lie             30             Project Manager

         Mr. Li Fei Lie is the Project Manager of the Company. He is also vice president and a director of HARC, where he is responsible for accounting and financial control. In 1987, he obtained a Bachelor's degree in Economics from the Beijing University. In 1990, he obtained a Master's degree in Economics from the same university. From 1990 through April 1991, he was the Vice Chairman of the Beijing Agency of Guangxi Wuzhou Boiler Factory. From April, 1991 through October, 1992, he was the General Manager of the Development Department of Shenzhen Hong Wah Industrial and Commerce Company Ltd., a Sino-foreign limited liability joint stock company. In October, 1992, Mr. Li became Assistant to the General Manager of Hong Wah (Holdings) Limited and was responsible for the preparatory work relative to the incorporation of HARC.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based upon the Company's review of Forms 3 and 4 furnished to the Company during its fiscal year ended December 31, 1996, and Forms 5 furnished to the Company with respect to its fiscal year ended December 31, 1996, the following beneficial owner of more than ten percent (prior to the reported transaction) of the Company's Common Stock reported a transaction on Form 5 which was previously reportable on Form 4: Everbright Finance & Investment Company Limited untimely filed a Form 5 on February 18, 1997, which reported a reportable transaction which occurred as of December 31, 1996.



[Item 11]                   EXECUTIVE COMPENSATION


                           SUMMARY COMPENSATION TABLE

                                                                           -----------------
                                               Annual Compensation              Long Term
                                                                              Compensation
                                       -----------------------------------------------------
                                                                Other          Securities
                                                                Annual         Underlying        All Other
                                        Salary     Bonus     Compensation        Options        Compensation
 Name and Principal Position    Year     (US$)     (US$)         (US$)           (#) (1)           (US$)
--------------------------------------------------------------------------------------------------------------
 Li Shunxing, President         1996      -0-       -0-          -0-                                -0-
                                                                                   -0-
                                1995      -0-       -0-          -0-               -0-              -0-

                                1994      -0-       -0-          -0-               -0-              -0-


 Han Jian Zhun, Vice
 President, President of        1996     1,550      -0-          -0-               600              -0-
 HARC
                                1995      646       -0-          -0-               600              -0-

                                1994      -0-       -0-          -0-               -0-              -0-

Li Fel Lie, Projfect Manager,
Vice President of               1996    31,008     2,584        38,759           10,000             -0-

                                1995    56,363      -0-          -0-             10,000             -0-

                                1994    28,994      -0-          -0-               -0-              -0-
==============================================================================================================


                                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
-------------------------------------------------------------------------------------------------------------
                                                                             Potential Realizable Value at
                                                                             Assumed Annual Rates of Stock
                                    Individual Grants                     Price Appreciation for Option Term
                  --------------------------------------------------------------------------------------------
                                   % of Total
                    Number of        Options
                    Securities     Granted to
                    Underlying      Employees    Exercise
                     Options        in Fiscal    Price (2)   Expiration
     Name           Granted(#)(1)   Year (1)     (US$/Sh)       Date           0%          5%          10%
     ----         --------------------------------------------------------------------------------------------
 Li Shunxing           -0-             N/A          N/A          N/A          N/A         N/A          N/A

 Han Jian Zhun          600           0.25%        4.20       05/20/06        -0-        $1,585       $4,016

 Li Fei Lie           10,000          4.17%        4.20       05/20/06        -0-       $26,414      $66,937
===============================================================================================================

(1) The Company has granted no Stock Appreciation Rights ("SARs"). For information regarding stock options issued pursuant to the Company's Stock Option Plan, see "Stock Options," hereinbelow.

(2) As of December 31, 1996, none of the stock options held by Mr. Han or Mr. Li were exercisable. None of such options was "in-the-money" at such date, as the fair market value (as defined in the Company's Stock Option Plan and adjusted as a result of the one-for-ten reverse stock split) of the Common Stock on December 31, 1996, was US$2.81 per share.


         The Company paid its Chief Executive Officer, Li Shunxing, no annual salary or bonus in 1994, 1995 and 1996. During the fiscal years ended December 31, 1994, 1995 and 1996, no director or executive officer of the Company or any of its subsidiaries was paid a total annual salary and bonus in excess of US$100,000. Han Jian Zhun, the vice president and a director of the Company and the president of HARC, was paid an annual salary and bonus of US$0 for the year ended December 31, 1994, HK$5,000 (US$646) for the year ended December 31, 1995, and HK$12,000 (US$1,550) for the year ended December 31, 1996. As of August 1, 1995, Billion Luck entered into an Employment Agreement with Mr. Han. In accordance with the terms of the Employment Agreement, Mr. Han has been employed by Billion Luck to perform such duties with respect to Billion Luck as Billion Luck's Board of Directors shall from time to time determine. Mr. Han shall receive a base salary of HK$12,000 (US$1,550) annually, which base salary shall be adjusted on each anniversary of the Employment Agreement to reflect a change in the applicable consumer price index or such greater amount as Billion Luck's Board of Directors may determine. The Employment Agreement has a term of three (3) years unless earlier terminated as provided therein. See "Certain Relationships and Related Transactions."

         Li Fie Lie, the Project Manager of the Company and the vice president and a director of HARC, was paid annual compensation of US$28,994 for the year ended December 31, 1994, HK$436,250 (US$56,363) for the year ended December 31, 1995, and HK$560,000 (US$72,351) for the year ended December 31, 1996. Also, as of August 1, 1995, Billion Luck entered into an Employment Agreement with Li Fei Lie. In accordance with the terms of the Employment Agreement, Mr. Li has been employed by Billion Luck to perform such duties with respect to Billion Luck as Billion Luck's Board of Directors shall from time to time determine. Mr. Li shall receive a base salary of HK$240,000 (US$31,008) annually, which base salary shall be adjusted on each anniversary of the Employment Agreement to reflect a change in the applicable consumer price index or such greater amount as Billion Luck's Board of Directors may determine. The Employment Agreement has a term of three (3) years unless earlier terminated as provided therein. See "Certain Relationships and Related Transactions."

         In addition, on February 1, 1994, Billion Luck entered into a consulting agreement with Brender Services Limited, a British Virgin Islands company beneficially owned by Mr. Wong Wah On, the Financial Controller of the Company. In accordance with this consulting agreement, during the year ended December 31, 1994, a consulting fee of HK$880,000 (US$113,695), was paid to Brender Services Limited. On April 30, 1995, the Company entered into another consulting agreement pursuant to which Brender Services Limited agreed to provide consulting services to the Company for a period of five years commencing on May 1, 1995. In consideration of the services to be rendered by Brender Services Limited, the Company agreed to pay a consultancy fee of HK$170,000 (US$21,964) per month during the first two years of the term of the consulting agreement and a fee to be agreed upon by the parties, but not less than HK$170,000 (US$21,964) per month, for the remaining three years of the term. The Company also agreed to reimburse Brender Services Limited for all out-of-pocket costs incurred in connection with rendering services under the agreement. During the year ended December 31, 1996, a consulting fee of HK$2,040,000 (US$263,566), was paid to Brender Services Limited. See "Certain Relationships and Related Transactions."

         Except for the foregoing, the Company has no employment contracts with any of its officers or directors and maintains no retirement, fringe benefit or similar plans for the benefit of its officers or directors. The Company may, however, enter into employment contracts with its officers and key employees, adopt various benefit plans and begin paying compensation to its officers and directors as it deems appropriate to attract and retain the services of such persons.

         The Company does not pay fees to directors for their attendance at meetings of the Board of Directors or of committees; however, the Company may adopt a policy of making such payments in the future. The Company will reimburse out-of-pocket expenses incurred by directors in attending Board and committee meetings.

         During the fiscal year ended December 31, 1996, no holder of stock options exercised such options, and all stock options granted remained outstanding. Also during such fiscal year, no long-term incentive plans or pension plans were in effect with respect to any of the Company's officers, directors or employees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company's Board of Directors did not have a compensation committee or a committee performing similar functions during the year ended December 31, 1996, and on other relationship existed during such year for which disclosure is required pursuant to Item 401(j) of Regulation S-K.


[Item 12]        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                  AND MANAGEMENT

BENEFICIAL OWNERS OF MORE THAN 5%
OF THE COMPANY'S COMMON STOCK

         The following table sets forth, to the knowledge of management, each person or entity who is the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock or Series B Preferred Stock outstanding as of April 14, 1997, the number of shares owned by each such person and the percentage of the outstanding shares represented thereby.

                                                  Amount and
        Name and Address                           Nature of                              Percent of
      of Beneficial Owner                  Beneficial Ownership (1)                       Class (2)
      -------------------                  ------------------------                       ---------
Everbright Finance & Investment               334,800 Common Stock                           5.79%
 Co. Limited (2)
23/F., Office Tower                         3,200,000 Series B Preferred                      100%
Convention Plaza
1 Harbour Road
Wanchai, Hong Kong

Worlder International Company                 486,000 Common Stock                           8.41%
 Limited (3)
21/F., Great Eagle Centre
No. 23 Harbour Road
Hong Kong

(1) The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of these shares.

(2) Of the 334,800 shares of Common Stock indicated, Everbright Finance & Investment Co. Limited ("Everbright") directly owns 199,800 shares, and the remaining 135,000 shares represent one-half of the 270,000 shares of Common Stock owned by Silverich Limited, which is one-half owned by Everbright and one-half owned by Worlder International Company Limited.

(3) Of the 486,000 shares of Common Stock indicated, Worlder International Company Limited ("Worlder") directly owns 351,000 shares, and the remaining 135,000 shares represent one-half of the 270,000 shares of Common Stock owned by Silverich Limited, which is one-half owned by Worlder and one-half owned by Everbright.


SHARE OWNERSHIP OF OFFICERS AND DIRECTORS

         The following table sets forth certain information with respect to the beneficial ownership of Common Stock as of April 14, 1997, by (i) each director of the Company, (ii) each executive officer of the Company named in the summary compensation table, and (iii) all directors and executive officers of the Company as a group. All information with respect to beneficial ownership has been furnished by the respective director or executive officer (in the case of shares beneficially owned by each of them). Unless otherwise indicated in a footnote, each stockholder possesses sole voting and investment power with respect to the shares indicated as beneficially owned.

                                                Amount and
         Name of                                Nature of                              Percent of
     Beneficial Owner                   Beneficial Ownership (1)                         Class
     ----------------                   ------------------------                         -----
       Yang Jiangang                                -0-                                    N/A

       Li Shunxing                                  -0-                                    N/A

       Wang Faren                                   -0-                                    N/A

       Yiu Yat Hung                       216,000 Common Stock (2)                         3.74%

       Han Jian Zhun                                -0- (3)                                N/A

       Tam Cheuk Ho                                 -0- (4)                                N/A

       Zhang Yibing                                 -0-                                    N/A

       Li Fei Lie                                   -0- (5)                                N/A

       Wong Wah On                         43,200 Common Stock(6)                          0.75%

       All executive officers             259,200 Common Stock                             4.49%
       and directors as a group

(1) The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of these shares.

(2) Hong Wah Investment Holdings Limited owns 216,000 shares of Common Stock. Hong Wah Investment Holdings Limited is a Hong Kong company of which Yiu Yat Hung, the Vice Chairman of the Board of Directors of the Company, is a director. Additionally, Hong Wah Investment Holdings Limited is beneficially owned by Yiu Yat On, a brother of Yiu Yat Hung. In addition, Mr. Yiu was granted options to purchase 600 shares of Common Stock under the Company's Stock Option Plan as described under "Stock Options," below.

(3) Han Jian Zhun was granted options to purchase 600 shares of Common Stock under the Company's Stock Option Plan as described under "Stock Options," below.

(4) Tam Cheuk Ho was granted options to purchase 600 shares of Common Stock under the Company's Stock Option Plan as described under "Stock Options," below.

(5) Li Fei Lie was granted options to purchase 10,000 shares of Common Stock under the Company's Stock Option Plan as described under "Stock Options," below.

(6) Brender Services Limited owns 43,200 shares of Common Stock. Brender Services Limited is beneficially owned by Wong Wah On, the Financial Controller of the Company. In addition, Brender was granted options to purchase 10,000 shares of Common Stock under the Company's Stock Option Plan, and Mr. Wong was granted options to purchase 600 shares of Common Stock under the Plan, as described under "Stock Options," below.

STOCK OPTIONS

         The Company adopted a Stock Option Plan (the "Plan") as of March 31, 1995. The Plan allows the Board of Directors, or a committee thereof at the Board's discretion, to grant stock options to officers, directors, key employees, consultants and affiliates of the Company. Initially, 2,400,000 shares of common stock could be issued and sold pursuant to options granted under the Plan. "Incentive Stock Options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), may be granted to employees, including officers, whether or not they are members of the Board of Directors, and nonqualified stock options may be granted to any such employee or officer and to directors, consultants, and affiliates who perform substantial services for or on behalf of the Company or its subsidiaries.

         The Board of Directors, or a committee appointed by the Board (the "Committee"), is vested with authority to (i) select persons to participate in the Plan; (ii) determine the form and substance of grants made under the Plan to each participant, and the conditions and restrictions, if any, subject to which grants will be made; (iii) interpret the Plan; and (iv) adopt, amend, or rescind such rules and regulations for carrying out the Plan as it may deem appropriate. The Board of Directors has the power to modify or terminate the Plan and from time to time may suspend, and if suspended may reinstate, any or all of the provisions of the Plan except that (i) no modification, suspension, or termination of the Plan may, without the consent of the grantee affected, alter or impair any grant previously made under the Plan; and (ii) no modification shall become effective without prior consent of the shareholders of the Company that would (a) increase the maximum number of shares reserved for issuance under the Plan, except for certain adjustments allowed by the Plan; (b) change the classes of employees eligible to participate in the Plan; or (c) materially increase the benefits accruing to participants in the Plan.

         The Plan provides that the price per share deliverable upon the exercise of each Incentive Stock Option shall not be less than 100% of the fair market value of the shares on the date the option is granted, as the Committee determines. In the case of the grant of any Incentive Stock Option to an employee who, at the time of the grant, owns more than 10% of the total combined voting power of all classes of stock of the Company or any of its subsidiaries, such price per share, if required by the Code at the time of grant, shall not be less than 110% of the fair market value of the shares on the date the option is granted. The price per share deliverable upon the exercise of each nonqualified stock option shall not be less than the higher of
(i) the net tangible assets per share of the Company as of the end of the fiscal year immediately preceding the date of such granting; or (ii) 80% of the fair market value of the shares on the date the option is granted, as the Committee determines.

         Options may be exercised in whole or in part upon payment of the exercise price of the shares to be acquired. Payment shall be made in cash or, in the discretion of the Committee, in shares previously acquired by the participant or in a combination of cash and shares of Common Stock. The fair market value of shares of Common Stock tendered on exercise of options shall be determined on the date of exercise.

         As of July 1, 1995, pursuant to the recommendation of a committee of disinterested persons appointed by the board of directors in accordance with the terms of the Plan, the board of directors granted options to the following officers and directors to purchase shares of the Company's Common Stock:

                 Yiu Yat Hung                           6,000 shares
                 Tam Cheuk Ho                           6,000 shares
                 Han Jian Zhun                          6,000 shares
                 Wong Wah On                            6,000 shares
                 Li Fei Lie                           100,000 shares

In addition, the board of directors granted options to the following employees and consultant to purchase shares of the Company's Common Stock:

                 Brender Services Limited             100,000 shares
                 Cheung Yu Shum                       500,000 shares
                 Tse Chi Kai                          300,000 shares
                 Ma Sin Ling                          500,000 shares
                 Cheung Siu Yin                        10,000 shares
                 Woo Pui Yan                           10,000 shares
                 Kwok Kwan Hung                       386,000 shares
                 Fu Yang Guang                        200,000 shares
                 Lin Jia Ping                         270,000 shares

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

         On January 30, 1996, the shareholders of the Company adopted an amendment to the Plan (a) to change the number of shares of Common Stock subject to the Plan to that number of shares which would, in the aggregate and if deemed outstanding, constitute 20% of the Company's then-outstanding shares of Common Stock, as determined at the time of granting stock options, and (b) to allow Nonqualified Stock Options, as defined in the

Plan, to be exercisable in less than one year (no currently outstanding options were changed by such amendment). Also, by virtue of the one-for-ten reverse stock split approved by the shareholders on January 30, 1996, and made effective by the board of directors on December 31, 1996, the number of shares subject to each outstanding option was reduced by a factor of ten, and the exercise price for the outstanding options was increased to US$4.20 per share (the fair market value of the Common Stock as of May 20, 1996, multiplied by ten). Other terms of the outstanding options were not affected, and the following stock options, which have been granted with respect to 240,000 shares of Common Stock, remain outstanding:


                 Yiu Yat Hung                             600 shares
                 Tam Cheuk Ho                             600 shares
                 Han Jian Zhun                            600 shares
                 Wong Wah On                              600 shares
                 Li Fei Lie                            10,000 shares
                 Brender Services Limited              10,000 shares
                 Cheung Yu Shum                        50,000 shares
                 Tse Chi Kai                           30,000 shares
                 Ma Sin Ling                           50,000 shares
                 Cheung Siu Yin                         1,000 shares
                 Woo Pui Yan                            1,000 shares
                 Kwok Kwan Hung                        38,600 shares
                 Fu Yang Guang                         20,000 shares
                 Lin Jia Ping                          27,000 shares


[Item 13]        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following transactions with the management of the Company and others are noted:

         On January 31, 1994, the Farming Bureau, Guilinyang Farm, and Billion Luck entered into a Contract On Investment For The Setting Up Of Hainan Agricultural Resources Company Ltd. pursuant to which such parties agreed to establish HARC as a limited liability joint stock company under the Rules for Standardized Incorporated Companies in the PRC and the regulations of Hainan Province. The agreement provided that HARC's total initial capitalization of Rmb100 million (US$12 million) in assets and cash was to be contributed as follows: the Farming Bureau (39%), Guilinyang Farm (5%) and Billion Luck (56%).

         On July 7, 1994, HARC entered into a Contract of Investment in the Xilian Timber Mill with the Xilian State Rubber Farm, a subsidiary farm owned and controlled by the Farming Bureau, pursuant to which HARC subscribed for a 12.64% equity interest in the Xilian Farm Timber Mill ("Xilian Mill"), a timber factory in Hainan, PRC, for consideration of Rmb5.21 million (US$627,711). According to the agreement, HARC will be entitled to a fixed 20% return on its investment in Xilian Mill for a three-year period from the date of subscription. Thereafter, HARC will be entitled to Xilian Mill's profit in proportion to its percentage ownership of shares therein, subject to a minimum return of 20% on its investment. On December 24, 1994, the parties entered into a supplementary agreement reducing the amount of HARC's investment to Rmb5 million (US$602,410) but keeping unchanged HARC's percentage ownership of Xilian Mill at 12.64%.

         On July 11, 1994, HARC entered into an agreement with Guilinyang Farm pursuant to which Guilinyang Farm agreed to sell and HARC agreed to buy a 6.6% equity interest in Zhong Ya Aluminum Factory (the "Aluminum Factory"), an aluminum processing plant in Hainan, for consideration totalling Rmb5 million (US$602,410). In accordance with the terms of the agreement, HARC will be entitled to a minimum annual return of Rmb1 million ($120,482) in the Aluminum Factory for a two-year period from the date of acquisition. Thereafter, HARC will be entitled to pro rata distributions of the profit obtained from the operation of the Aluminum Factory in proportion to its percentage interest therein.

         On July 15, 1994, the Farming Bureau and HARC entered into a Rental Agreement for the rental of 532 square meters of a building located in Haikou City, PRC, in which HARC's corporate headquarters are located. Such rental agreement is for a period of 10 years at an annual rental of Rmb170,240 (US$20,511) payable in equal semi-annual installments. The rental agreement further provides that HARC shall be responsible for certain costs and expenses in connection with its use of the property.

         On November 5, 1994, the Farming Bureau, HARC, First Supply and Second Supply entered into a Sale and Purchase Agreement, in connection with the Operating Subsidiaries' natural rubber purchases, materials sourcing and procurement activities. With respect to the natural rubber segment, the Farming Bureau agreed to direct the Hainan State Farms to sell to HARC and the Operating Subsidiaries on a priority basis, and HARC and the Operating Subsidiaries have agreed to purchase from the Hainan State Farms under the same terms and conditions as are offered to other purchasers. If HARC or the Operating Subsidiaries are offered the same quantity and same price for natural rubber from a Hainan State Farm and a non-state farm, HARC or the Operating Subsidiaries, as the case may be, must purchase from the Hainan State Farm. If the price offered by the Hainan State Farm is higher than that from a non-state farm, HARC or the Operating Subsidiaries, as the case may be, may purchase from the non-state farm. Otherwise, there is no condition requiring the purchase of any particular quantity of raw natural rubber from the Hainan State Farms.

         With respect to the production materials segment, the Sale and Purchase Agreement provides that the Farming Bureau will direct the Hainan State Farms to purchase all of their production materials and other commodities offered by HARC and the Operating Subsidiaries under the same terms and conditions as are offered by other suppliers. In the case of production material and other commodities, a Hainan State Farm requests a price quote for a specified quantity of a particular item from HARC or the Operating Subsidiaries, and HARC or an Operating Subsidiary provides a quote. Upon receiving the price quote, the Hainan State Farm can obtain quotes from other suppliers based on the same quantity of the requested item. The Hainan State Farm must inform HARC or the Operating Subsidiaries, as the case may be, of the amounts of the other quotes and, if any of the quotes are lower, HARC or the Operating Subsidiaries have the right to lower its quote to the level of the competing quote. If HARC or an Operating Subsidiary matches the competing quote based upon the same quantity of item requested, the Hainan State Farm must purchase the item from HARC or the applicable Operating Subsidiary. Otherwise, the Hainan State Farm can purchase the item from the competing supplier. The Sale and Purchase Agreement has a term of 15 years and, subject to applicable law, may not be terminated earlier except upon the agreement of the parties. The Sale and Purchase Agreement will expire on November 5, 2009. On March 30, 1995, parties entered into a Supplementary Agreement which clarified certain terms of the Sale and Purchase Agreement among the parties dated November 5, 1994, including the definitions of "annual gross profit margin" and "rubber sales revenue." The Supplementary Agreement is effective as long as the Sale and Purchase Agreement remains effective.

         On November 5, 1994, the Farming Bureau and HARC entered into an Agreement on Service and Cooperation, pursuant to which the Farming Bureau has agreed to grant to HARC certain land use and development rights related to the land on which the warehouses, factories, and other industrial and office facilities of HARC and the Operating Facilities are located and to provide certain related services to HARC. In consideration of the foregoing, HARC shall pay to the Farming Bureau an annual service fee equivalent to 10% of the consolidated after-tax profit of HARC up to a maximum of Rmb5 million (US$602,410), provided that HARC's consolidated after-tax profit, as computed in accordance to U.S. GAAP and audited by internationally recognized accountants, shall not be less than Rmb40 million (US$4,819,277). For the two years ended December 31, 1994 and 1995, no such payment was made by HARC under the Agreement because the financial criteria for such payment was not met. For the year ended December 31, 1996, the maximum amount of Rmb5 million (US$602,410) was paid by HARC to the Farming Bureau.

         On March 15, 1995, First Supply entered into an Agreement on Administrative Expenses Apportionment with Jin Long Corporation ("Jin Long"), a PRC company which is owned by the Farming Bureau, pursuant to which First Supply agreed to provide certain capital resources, office equipment, warehouse usage and personnel resources to Jin Long in exchange for a payment from Jin Long to First Supply of Rmb3 million (US$361,446) and Rmb3 million (US$361,446) for each of the year 1995 and 1996, respectively.

         On March 15, 1995, Second Supply entered into an Agreement on Administrative Expenses Apportionment with Jin Huan Corporation ("Jin Huan"), a PRC company which is owned by the Farming Bureau, pursuant to which Second Supply agreed to provide certain capital resources, office equipment, warehouse usage and personnel resources to Jin Huan in exchange for a payment from Jin Huan to Second Supply of Rmb3 million (US$361,446) and Rmb3 million (US$361,446) for each of the year 1995 and 1996, respectively.

         On March 30, 1995, HARC, the Operating Subsidiaries and the Farming Bureau entered into an Agreement on Rubber Purchase Deposits, pursuant to which the Farming Bureau guarantees the supply of a minimum of 120,000 tons (the "Guaranteed Quantity") of natural rubber for each of the next three years. The Operating Subsidiaries are not obligated to purchase the Guaranteed Quantity. In consideration of this guarantee, the Operating Subsidiaries have maintained a purchase deposit on a rolling basis equivalent to 15% of the Guaranteed Quantity multiplied by the average market price of natural rubber for the previous quarter. In return, a purchase discount is offered to the Operating Subsidiaries for the purchase of natural rubber from the Hainan State Farms. The Agreement has a term of 15 years.

         As of March 31, 1995, the Company entered into an Exchange Agreement with several of its shareholders whereby the Company's outstanding indebtedness to those shareholders, in the amount of approximately

US$6,400,000, was exchanged for 6,400,000 shares of Series A Preferred Stock, which was authorized and issued by the Company as of that date. The shares of Series A Preferred Stock were issued pursuant to the Exchange Agreement to the shareholders as follows: Hong Wah Investment Holdings Limited (2,432,000 shares), Everbright Finance & Investment Co. Ltd. (1,184,000 shares), Worlder International Company Limited (1,184,000 shares), and Silverich Limited (1,600,000 shares).

         As of March 31, 1995, the Company adopted a Stock Option Plan (the "Plan") pursuant to which the Company's Board of Directors, or a committee thereof at the Board's discretion, is authorized to grant stock options to officers, directors, key employees, consultants and affiliates of the Company. Initially, 2,400,000 shares of Common Stock were authorized for issuance under the Plan. As of July 1, 1995, the Board, in accordance with the recommendation, with respect to stock options granted to directors and officers, of a committee of disinterested persons appointed by the board of directors in accordance with the terms of the Plan, granted options for all 2,400,000 shares of Common Stock authorized under the Plan to various officers, directors and employees of the Company and to a consultant of the Company. As of May 20, 1996, the Board, in accordance with the recommendation, with respect to stock options granted to directors and officers, of a committee of disinterested persons appointed by the board of directors in accordance with the terms of the Plan, reduced the exercise prices of all of the outstanding options to US$0.42 (the fair market value of the Common Stock as of May 20, 1996). By virtue of this action, the outstanding options became exercisable beginning on May 20, 1997, and until May 20, 2006. On December 30, 1996, the shareholders of the Company adopted an amendment to the Plan (a) to change the number of shares of Common Stock subject to the Plan to that number of shares which would, in the aggregate and if deemed outstanding, constitute 20% of the Company's then-outstanding shares of Common Stock, as determined at the time of granting stock options, and (b) to allow Nonqualified Stock Options, as defined in the Plan, to be exercisable in less than one year (no currently outstanding options were changed by such amendment). Also, by virtue of the one-for-ten reverse stock split approved by the shareholders on December 30, 1996, and made effective by the board of directors on December 31, 1996, the number of shares subject to each outstanding option was reduced by a factor of ten, and the exercise price for the outstanding options was increased to US$4.20 per share (the fair market value of the Common Stock as of May 20, 1996, multiplied by ten). Other terms of the outstanding options were not affected, and all of the outstanding stock options, which have been granted with respect to 240,000 shares of Common Stock, remain outstanding. See "Security Ownership of Certain Beneficial Owners and Management."

         As of April 30, 1995, the Company entered into a consulting agreement with Brender Services Limited pursuant to which Brender Services Limited agreed to provide accounting and consulting services to the Company for a period of five years commencing on May 1, 1995. In consideration of the services to be rendered by Brender Services Limited, the Company agreed to pay a consultancy fee of HK$170,000 (US$21,964) per month during the first two years of the term of the consulting agreement and a fee to be agreed upon by the parties, but not less than HK$170,000 (US$21,964) per month, for the remaining three years of the term. The Company also agreed to reimburse Brender Services Limited for all out-of-pocket costs incurred in connection with rendering services under the agreement. During the year ended December 31, 1996, a consulting fee of HK$2,040,000 (US$263,566) was paid to Brender Services Limited.

         As of August 1, 1995, Billion Luck entered into an Employment Agreement with Han Jian Zhun. Mr. Han Jian Zhun is presently the vice president and a director of the Company and the president of HARC, but, in accordance with the terms of the Employment Agreement, Mr. Han Jian Zhun has been employed by Billion Luck to perform such duties with respect to Billion Luck as Billion Luck's Board of Directors shall from time to time determine. Mr. Han Jian Zhun shall receive a base salary of HK$12,000 (US$1,550) annually, which base salary shall be adjusted on each anniversary of the Employment Agreement to reflect a change in the applicable consumer price index or such greater amount as Billion Luck's Board of Directors may determine. The Employment Agreement has a term of three (3) years unless earlier terminated as provided therein.

         As of August 1, 1995, Billion Luck entered into an Employment Agreement with Li Fei Lie. Mr Li is presently the Project Manager of the Company and the vice president and a director of HARC, but, in accordance with the terms of the Employment Agreement, Mr. Li has been employed by Billion Luck to perform such duties with respect to Billion Luck as Billion Luck's Board of Directors shall from time to time determine. Mr. Li shall receive a base salary of HK$240,000 (US$31,008) annually, which base salary shall be adjusted on each anniversary of the Employment Agreement to reflect a change in the applicable consumer price index or such greater amount as Billion Luck's Board of Directors may determine. The Employment Agreement has a term of three (3) years unless earlier terminated as provided therein.

         During the two fiscal years ended December 31, 1995 and 1996, the Operating Subsidiaries engaged in the trading of natural rubber futures contracts through a broker owned by Jin Huan Corporation ("Jin Huan"), a PRC company which is owned by the Farming Bureau. These transactions resulted in payments of handling fees by the

Operating Subsidiaries to the broker which amounted to Rmb4.4 million (US$530,120) and Rmb3.5 million (US$421,687) in 1995 and 1996, respectively.

         On March 25, 1996, HARC entered into a Loan Agreement with the Farming Bureau by which HARC borrowed Rmb35,867,857 (US$4,321,429) in order to more effectively utilize capital raised and to enable HARC to more effectively plan for its production operations and new investment projects for fiscal year 1996. The loan is interest-free and is to be repaid by conversion of the loan into registered capital of HARC upon the approval for such conversion by relevant government authorities.

         On December 31, 1996, a supplementary agreement was entered into between the same parties by which a new article was created to impose a right of set off against the loan or any additional loan made by the Farming Bureau to HARC against any amounts due to HARC by the Farming Bureau and/or its subsidiary companies and affiliates.

         On March 25, 1996, HARC entered into a Loan Agreement with the Company by which HARC borrowed Rmb45,650,000 (US$5,500,000) in order to more effectively utilize capital raised and to enable HARC to more effectively plan for its production operations and new investment projects for fiscal year 1996. The loan is interest-free, and it is to be repaid by conversion of the loan into registered capital of HARC upon the approval for such conversion by relevant government authorities.

         On July 22, 1996, the Company entered into an Exchange Agreement with Everbright Finance & Investment Co. Limited, pursuant to which all 6,400,000 outstanding shares of the Company's Series A Preferred Stock held by Everbright were exchanged for 32,000,000 shares of Common Stock, which were subject to substantial restrictions. Such restrictions included a waiver for seven years of rights to dividends and distributions upon dissolution and liquidation of the Company, and a waiver for eight years of the ability to have the shares included in any registration statement filed by the Company.

         On August 9, 1996, HARC entered into a rental agreement with the Hainan Farming Bureau Testing Center, an affiliate of the Farming Bureau located on the same floor of the building where HARC's headquarters is located. The term of the lease is for a period of eight years (through September 30, 2004) at an annual rental of Rmb72,000 (US$8,675), and it covers an area of approximately 314 square meters.

         As of October 1, 1996, the Farming Bureau, Guilinyang Farm and Billion Luck entered into a Shareholders' Agreement on Business Restructuring by which the operations of HARC, First Supply and Second Supply were restructured with effect from October 1, 1996. The restructuring was aimed to simplify and streamline the corporate structure of the Operating Subsidiaries by consolidating the various trading and servicing divisions into a few principal trading and servicing divisions. Certain non-core assets, liabilities and surplus employees were transferred to the Farming Bureau.

         As of October 1, 1996, and concurrent with the execution of the Shareholders' Agreement on Business Restructuring, the Farming Bureau, HARC, First Supply and Second Supply entered into an Asset and Staff Transfer Agreement by which certain non-core assets and liabilities with a net liabilities value of Rmb64.6 million (US$7.78 million), as determined by an independent professional valuer in the PRC, as well as certain surplus employees of the Operating Subsidiaries, were transferred to the Farming Bureau.

         As of December 31, 1996, the Company entered into another Exchange Agreement with Everbright Finance & Investment Co. Limited, pursuant to which the 32,000,000 pre-reverse-split shares of restricted Common Stock were exchanged for 3,200,000 post-reverse-split shares of the Company's Series B Preferred stock. The terms of the Series B Preferred stock were amended by the Board of Directors in connection with the new Exchange Agreement, and such Series B Preferred stock is not convertible and has no dividend rights or rights to receive distributions upon dissolution and liquidation of the Company. The Series B Preferred stock also may not be included in any registration statement filed by the Company, and the Company will not take any action to facilitate the registration of the Series B Preferred stock, until after July 22, 2000.

         In addition to these transactions, the following business relationships existed during the fiscal year ended December 31, 1996, for which disclosure is required: As disclosed in "Management and Certain Security Holders," hereinabove, Han Jian Zhun, the Vice President and a director of the Company, also serves as the Deputy Director of the Farming Bureau; and Wang Faren, the Vice Chairman of the Board of Directors of the Company, also serves as the Director of the Farming Bureau. The nature and scope of the relationship between the Company and the Farming Bureau is set forth in "Business" and elsewhere hereinabove.

                                   [PART IV]

[Item 14]          EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K


         The following financial statements are filed as a part of this Form 10-K in Appendix A hereto:


         1. Manually signed, independent auditors' report, together with consolidated financial statements for the Company and subsidiaries, including:

                          a. Consolidated statements of income for the three years ended December 31, 1994, 1995 and 1996

                          b. Consolidated statements of changes in shareholders' equity for the three years ended December 31, 1994, 1995 and 1996

                          c. Consolidated balance sheets as of December 31, 1995 and 1996

                          d. Consolidated statements of cash flows for the three years ended December 31, 1994, 1995 and 1996

                          e.      Notes to consolidated financial statements.


         2. Unaudited pro forma consolidated financial information of the Company and subsidiaries, including:

                          a. Unaudited pro forma consolidated statement of income for the year ended December 31, 1994

        b.      Notes to unaudited pro forma consolidated financial information.


         The following Exhibits are filed as part of this Form 10-K:

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

       3.5 Certificate of Amendment of Articles of Incorporation of the Registrant, effective March 31, 1995, and filed on June 19,
                 1995 (Filed with Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 1995, and with Current Report on Form 8-K dated June 19, 1995, and incorporated herein by reference.)

       3.6 Certificate of Amendment of Articles of Incorporation of the Registrant, effective December 30, 1996 (Filed herewith.)

       3.7 Amended and Restated By-laws of the Registrant, as amended on December 30, 1996 (Filed herewith.)

       4.1       Certificate of Designation of Series B Convertible Preferred
                 Stock, filed on December 13, 1995 (Filed with Current Report on Form 8-K dated March 8, 1996, and incorporated herein by reference.)

       4.2       Certificate of Amendment of Certificate of Designation of
                 Series B Convertible Preferred Stock, effective December 31,
                 1997 (Filed herewith.)

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

       10.27 Exchange Agreement, by and between the Registrant and Everbright Finance & Investment Co. Limited, dated July 22,
                 1996 (Filed with Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996, and incorporated herein by reference.)

       10.28     Loan Agreement between HARC and the Farming Bureau, dated
                 March 25, 1996, and the supplementary agreement dated December
                 31, 1996 (Certified English translation of original Chinese version filed herewith.) (To be filed by Amendment)

       10.29     Loan Agreement between HARC and the Registrant, dated March
                 25, 1996 (Certified English translation of original Chinese version filed herewith.) (To be filed by Amendment)

       10.30     Rental Agreement between HARC and the Hainan Farming Bureau
                 Testing Center, dated August 9, 1996 (Certified English translation of original Chinese version filed herewith.)

       10.31     Shareholders' Agreement on Business Restructuring among the
                 Farming Bureau, Guilinyang Farm and Billion Luck, dated as of
                 October 1, 1996 (Certified English translation of original
                 Chinese version filed herewith.)

       10.32     Assets and Staff Transfer Agreement among the Farming Bureau,
                 HARC, First Supply and Second Supply, dated as of October 1,
                 1996 (Certified English translation of original Chinese version filed herewith.)

       10.33 Exchange Agreement, by and between the Registrant and Everbright Finance & Investment Co. Limited, dated December
                 31, 1996 (Filed herewith.)

       10.34     China Resources Development, Inc., Amended and Restated 1995
                 Stock Option Plan, as amended on December 30, 1996 (Filed herewith.)

       11.3      Computation of Earnings Per Share for Fiscal Year ended
                 December 31, 1996 (To be filed by Amendment)

       16.1      Letter from H.J. Swart & Company, P.A., to Registrant dated
                 March 22, 1995 (Filed with Current Report on Form 8-K/A dated
                 March 16, 1995.)

       21        Subsidiaries of the Registrant (Contained in Financial
                 Statements filed herewith.)

       27.4      Financial Data Schedule (Filed herewith. For SEC use only.)

       99.4 Notice of Annual Meeting, Proxy Statement and Proxy distributed to shareholders in advance of annual meeting held on December 30, 1996 (Filed with Schedule 14A dated December
                 20, 1996, and incorporated herein by reference.)


         During the last quarter of the fiscal year ended December 31, 1996, the Company filed no reports on Form 8-K.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          CHINA RESOURCES DEVELOPMENT, INC.



                                          By: /s/ Li Shunxing
                                              ------------------------------
                                              Li Shunxing, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                                        Title                              Date
        ---------                                        -----                              ----


/s/ Yang Jiangang                              Chairman of the Board of                April 14, 1997
-------------------------------------------    Directors
Yang Jiangang



/s/ Li Shunxing                                President/Director                      April 14, 1997
-------------------------------------------
Li Shunxing



/s/ Wang Faren                                 Vice Chairman of the                    April 14, 1997
-------------------------------------------    Board of Directors
Wang Faren



/s/ Yiu Yat Hung                               Vice Chairman of the                    April 14, 1997
-------------------------------------------    Board of Directors
Yiu Yat Hung



/s/ Han Jian Zhun                              Vice President/Director                 April 14, 1997
-------------------------------------------
Han Jian Zhun



/s/ Tam Cheuk Ho                               Chief Financial Officer/                April 14, 1997
-------------------------------------------    Director
Tam Cheuk Ho



/s/ Zhang Yibing                               Secretary/Director                      April 14, 1997
-------------------------------------------
Zhang Yibing



/s/ Wong Wah On                                Financial Controller                    April 14, 1997
-------------------------------------------
Wong Wah On

                                   APPENDIX A

                              FINANCIAL STATEMENTS



        1. Manually signed, independent auditors' report, together with consolidated financial statements for the Company and subsidiaries, including:

                 a. Consolidated statements of income for the three years ended December 31, 1994, 1995 and 1996

                 b. Consolidated statements of changes in shareholders' equity for the three years ended December 31, 1994, 1995 and 1996

                 c.       Consolidated balance sheets as of December 31, 1995
                          and 1996

                 d. Consolidated statements of cash flows for the three years ended December 31, 1994, 1995 and 1996

                 e.       Notes to consolidated financial statements.


        2. Unaudited pro forma consolidated financial information of the Company and subsidiaries, including:

                 a. Unaudited pro forma consolidated statement of income for the year ended December 31, 1994

   b.       Notes to unaudited pro forma consolidated financial information.

                       Consolidated Financial Statements

                CHINA RESOURCES DEVELOPMENT INC AND SUBSIDIARIES

                        December 31, 1994, 1995 and 1996

CHINA RESOURCES DEVELOPMENT INC AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                       Pages
Report of independent auditors                                                                         F-1

Consolidated statements of income                                                                      F-2

Consolidated statements of changes in

  shareholders' equity                                                                                 F-3

Consolidated balance sheets                                                                            F4 - F5

Consolidated statements of cash flows                                                                  F-6

Notes to consolidated financial statements                                                             F-7 - F-40

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
China Resources Development Inc

We have audited the accompanying consolidated balance sheets of China Resources Development Inc (the "Company") and subsidiaries (collectively the "Group") as of December 31, 1995 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years ended December 31, 1994, 1995 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Group at December 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for the years ended December 31, 1994, 1995 and 1996, in conformity with accounting principles generally accepted in the United States of America.

ERNST & YOUNG
Hong Kong
March 10, 1997, except for
Note 25, as to which the date is March 31, 1997

CHINA RESOURCES DEVELOPMENT INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands except share and per share data)

                                                            Year ended December 31,
                              Notes             1994           1995             1996             1996
                                   ------------------------------------------------------------------
                                                 RMB            RMB           RMB            US$
NET SALES                                    1,308,248      1,957,243      1,827,499        220,181

COST OF SALES                               (1,263,309)    (1,851,186)    (1,677,056)      (202,055)
                                            ----------     ----------     ----------     ----------

GROSS PROFIT                                    44,939        106,057        150,443         18,126

DEPRECIATION OF FIXED

  ASSETS                                        (1,129)        (2,820)        (1,813)          (218)

SELLING AND ADMINISTRATIVE

  EXPENSES                                     (24,627)       (54,442)       (50,488)        (6,083)
                                            ----------     ----------     ----------     ----------

OPERATING INCOME                                19,183         48,795         98,142         11,825

FINANCIAL INCOME/(EXPENSES),

  NET                                 4          2,568        (33,212)       (19,870)        (2,394)

OTHER INCOME, NET                     5          5,612         28,654          6,054            729

REORGANIZATION EXPENSES               6         (3,029)          --             --             --
                                            ----------     ----------     ----------     ----------

INCOME BEFORE INCOME TAXES                      24,334         44,237         84,326         10,160

INCOME TAXES                          7         (3,663)        (6,909)       (13,991)        (1,686)
                                            ----------     ----------     ----------     ----------

INCOME BEFORE MINORITY

  INTERESTS                                     20,671         37,328         70,335          8,474

MINORITY INTERESTS                             (10,389)       (18,153)       (34,513)        (4,158)
                                            ----------     ----------     ----------     ----------

NET INCOME                                      10,282         19,175         35,822          4,316
                                            ==========     ==========     ==========     ==========

EARNINGS PER SHARE                    3(j)        8.57          15.56           9.55           1.15
                                            ==========     ==========     ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RESOURCES DEVELOPMENT INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Amounts in thousands except share and per share data)


                                                                    Series B
                                                            Series  A   convertible  Series B  Additional
                                                 Common      preferred   preferred  preferred  paid-in            Retained
                                                 stock         stock      stock      stock     capital  Reserves  earnings  Total
                                                 ---------------------------------------------------------------------------------
                                     Notes        RMB         RMB        RMB       RMB       RMB       RMB       RMB        RMB
Total
120,000 shares of common
  stock outstanding after a
  reverse stock split of
  6.67 to 1                           13            10           -            -         -       638         -         -       648

Issuance of 1,080,000
  shares of common stock
  pursuant to the Reverse

  Acquisition (as defined
  hereinafter)                        13            91          -             -         -       769         -         -       860
Net income                                           -          -             -         -         -         -    10,282    10,282
Transfer to reserves                  20             -          -             -         -         -     2,657 (   2,657)        -
            -                                 --------     ------      --------    ------   -------    ------    ------   -------

Balance at December 31,
   1994                                            101          -             -         -     1,407     2,657     7,625    11,790

Issuance of 6,400,000
  shares of series A
  preferred stock                     13            -      53,930             -         -         -         -         -    53,930

Issuance of 370 shares of
  series B convertible
  preferred stock, net of
  share offering costs                13            -           -             -         -    19,554         -         -    19,554

Net income                                          -           -             -         -         -         -    19,175    19,175
Transfer to reserves                  20            -           -             -         -         -     6,273   ( 6,273)        -
                                              --------     ------      --------    ------   -------    ------    ------   -------
Balance at December 31,
  1995                                            101      53,930             -         -    20,961     8,930    20,527   104,449

Issuance of 1,283 shares of
  series B convertible
  preferred stock, net of
  share offering costs                13             -          -             -         -    72,520         -         -    72,520

Conversion of 1,653 shares of
  series B convertible preferred
  stock to 4,579,004 shares
  of common stock                     13          383           -             -         -  (    383)        -         -         -

Exchange of 6,400,000
  shares of series A preferred
  stock for 3,200,000 shares
  of common stock with substantial
  restrictions ("Restricted
  Common Stock")                      13           270    (53,930)            -         -    53,660         -         -         -

Exchange of 3,200,000 shares
  of Restricted Common Stock
  for 3,200,000 shares of
  series B preferred stock            13      (    270)         -             -       270         -         -         -         -

Reverse stock split, ten-to-one       13      (    436)         -             -         -       436         -         -         -
Net income                                           -          -             -         -         -         -    35,822    35,822
Transfer to reserves                  20             -          -             -         -         -     8,818  (  8,818)        -
                                              --------     ------      --------    ------   -------    ------    ------   -------
Balance at December 31,
   1996                                             48          -             -       270   147,194    17,748    47,531   212,791
                                    ====      ========     ======      ========    ======   =======    ======    ======   =======

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RESOURCES DEVELOPMENT INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share and per share data)


                                                                                            December 31,
                                                            Notes                1995           1996            1996
                                                                          ------------------------------------------
                                                                            RMB             RMB               US$
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                      56,942        131,006          15,784
Trade receivables (allowances for doubtful accounts
   in 1995 and 1996 - Nil)                                                     31,991          4,212             508
Other receivables, deposits and
  prepayments                                                                  52,871         48,755           5,874
Inventories                                                    8              103,776         55,452           6,681
Amounts due from related companies                            15              288,503        147,221          17,737
Amount due from Farming Bureau                                15               80,427        298,570          35,972
Other current assets                                                           19,448              -               -
                                                                          -----------       --------       ---------

TOTAL CURRENT ASSETS                                                          633,958        685,216          82,556

FIXED ASSETS                                                   9               21,491          6,504             784

INVESTMENTS                                                   10               11,963         12,344           1,487

GOODWILL                                                                        1,076          1,049             126
                                                                         ------------       --------         -------

TOTAL ASSETS                                                                  668,488        705,113          84,953
                                                                              =======        =======         =======

CHINA RESOURCES DEVELOPMENT INC AND SUBSIDIARIES

(Amounts in thousands except share and per share data)

                                                                                              December 31,
                                                                 Notes             1995           1996          1996
                                                                           ---------------------------------------------
                                                                                   RMB             RMB          US$
LIABILITIES AND SHAREHOLDERS'
  EQUITY

CURRENT LIABILITIES
Bank loans                                                         11            293,000          292,560     35,248
Short term advances                                                12             86,917             --         --
Accounts payable                                                                  39,876           25,848      3,114
Other payables and accrued liabilities                                            21,533           43,295      5,216
Amounts due to related companies                                   15             22,654             --         --
Amounts due to shareholders                                        15             15,727            4,976        600
Income taxes payable                                                              10,265           17,063      2,056
                                                                                 -------          -------     ------

TOTAL CURRENT LIABILITIES                                                        489,972          383,742     46,234

MINORITY INTERESTS                                                                74,067          108,580     13,082
                                                                                 -------          -------     ------

TOTAL LIABILITIES AND MINORITY
  INTERESTS                                                                      564,039          492,322     59,316
                                                                                 -------          -------     ------

COMMITMENTS AND CONTINGENCIES                                        21

SHAREHOLDERS' EQUITY
Common stock, US$0.001 par value:
  Authorized - 200,000,000 shares
    in 1996 and 1995
  Issued and outstanding -
    5,779,004 shares in 1996 and
    1,200,000 shares in 1995                                         13              101               48          6
Preferred stock, authorized -
    10,000,000 shares in 1996
      and 1995:
    Series A preferred stock, US$1 par value:
      Authorized, issued and
           outstanding - Nil in 1996 and
           6,400,000 shares in 1995                                   13          53,930             --         --
    Series B convertible preferred
      stock, US$0.001 par value:
        Authorized - Nil in 1996 and
           2,500 shares in 1995
        Issued and outstanding - Nil in
           1996 and 370 shares in 1995                                13            --               --         --
    Series B preferred stock, US$0.001
      par value:
        Authorized - 3,200,000 shares in
           1996 and nil in 1995
        Issued and outstanding - 3,200,000
           shares in 1996 and nil in 1995                                           --                270         32
Additional paid-in capital                                            13          20,961          147,194     17,734
Reserves                                                              20           8,930           17,748      2,138
Retained earnings                                                                 20,527           47,531      5,727
                                                                                 -------          -------     ------

TOTAL SHAREHOLDERS' EQUITY                                                       104,449          212,791     25,637
                                                                                 -------          -------     ------

TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                                                          668,488          705,113     84,953
                                                                                 =======          =======     ======


The accompanying notes are an integral part of these consolidated financial statements.

CHINA RESOURCES DEVELOPMENT INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands except share and per share data)

                                                                             Year ended December 31,
                                                                    1994        1995         1996        1996
                                                                    -----------------------------------------
                                                       Note        RMB       RMB        RMB           US$
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                         10,282      19,175      35,822           4,316
Adjustments to reconcile net income to net cash
  used in operating activities:
    Minority interests                                             10,389      18,153      34,513           4,158
    Depreciation and amortization                                   1,129       2,848       1,840             222
    Reorganization expenses                                           926        --          --              --
    Gain on disposal of fixed assets                                 --        (1,326)       --              --
Decrease/(increase) in assets:
  Trade receivables                                                (7,297)     (9,995)    (64,774)         (7,804)
  Other receivables, deposits and prepayments                     (22,438)     (8,249)    (38,549)         (4,644)
  Inventories                                                     (24,902)    (12,025)     20,338           2,450
  Amount due from Farming Bureau                                     --       (80,427)    (26,061)         (3,140)
  Amounts due from related companies                               76,054     (23,793)    (65,718)         (7,918)
  Other current assets                                               --        (5,054)      5,054             609
Increase/(decrease) in liabilities:
  Amounts due to related companies                                (47,026)       (813)    113,280          13,648
  Accounts payable                                                (35,147)     (2,364)     47,661           5,743
  Income taxes payable                                              3,663       6,602       6,798             819
  Other payables and accrued liabilities                            6,596      (6,647)     59,697           7,192
  Amount due to Farming Bureau                                     24,295     (14,978)       --              --
                                                                  -------    --------    --------         -------
Net cash used in/(provided by) operating activities                (3,476)   (118,893)    129,901          15,651
                                                                  -------    --------    --------         -------

CASH FLOWS PROVIDED BY/(USED IN)
  INVESTING ACTIVITIES
Purchases of fixed assets                                          (1,930)     (4,275)     (2,663)           (321)
Additions to construction in progress                              (5,249)       --          --              --
Purchases of investments                                          (10,003)       --        (2,342)           (282)
Acquisition of subsidiaries                                        (1,104)       --          --              --
Proceeds from sale of construction in progress                       --        19,299        --              --
Proceeds from sale of fixed assets                                     91       1,935          16               2
Proceeds from the sale of investments                                 108          59        --              --
Cash remitted to Farming Bureau                                   (16,966)       --          --              --
Loans to related companies                                        (23,684)     (1,072)    (67,046)         (8,078)
Cash from repayment of loans by related companies                  57,182        --          --              --
                                                                  -------    --------    --------         -------
Net cash used in investing activities                              (1,555)     (4,054)    (72,035)         (8,679)
                                                                  -------    --------    --------         -------

CASH FLOWS PROVIDED BY/(USED IN)
  FINANCING ACTIVITIES
Issue of share capital less share offering costs                      860       9,831      86,914          10,472
Loans from shareholders                                            63,850       5,807        --              --
Repayment of loans from shareholders                                 --          --       (15,727)         (1,895)
Cash injected by minority interests                    16          48,458        --          --              --
Proceeds from bank borrowings                                       8,000     175,000        --              --
Repayments of bank borrowings                                     (46,980)   (170,323)       (440)            (53)
Loan from Farming Bureau                                             --          --        35,868           4,321
Short term advances                                                  --        86,917        --              --
Repayment of short term advances                                     --          --       (86,917)        (10,472)
Loans from related companies                                         --         3,500        --              --
Repayment of loans from related companies                            --          --        (3,500)           (422)
                                                                  -------    --------    --------         -------
Net cash provided by financing activities                          74,188     110,732      16,198           1,951
                                                                  -------    --------    --------         -------
NET INCREASE/(DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                     69,157     (12,215)     74,064           8,923

Cash and cash equivalents, at beginning of year                      --        69,157      56,942           6,861
                                                                  -------    --------    --------         -------

Cash and cash equivalents, at end of year                          69,157      56,942     131,006          15,784
                                                                  =======    ========    ========         =======



The accompanying notes are an integral part of these consolidated financial statements.

CHINA RESOURCES DEVELOPMENT INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

1.       ORGANIZATION AND PRINCIPAL ACTIVITIES

         China Resources Development Inc (the "Company") was formerly known as Magenta Corporation ("Magenta") which was incorporated in the State of Nevada, the United States of America.

         On December 2, 1994, pursuant to an Acquisition Agreement amongst Magenta and the shareholders (the "Billion Luck Shareholders") of Billion Luck Company Limited ("Billion Luck") the following occurred:

         (i)      Magenta changed its name to China Resources Development Inc;

         (ii) a reverse stock split of 6.67 to 1 such that, immediately prior to the closing under the Acquisition Agreement, there were 120,000 issued and outstanding shares of common stock of US$0.001 par value, after adjusting for a reverse stock split in 1996 (note 13), and no other debt or equity securities of Magenta were outstanding; and

         (iii) the issuance to the Billion Luck Shareholders of an aggregate of 1,080,000 shares of common stock of the Company, after adjusting for the reverse stock split in 1996, in exchange for all of the issued and outstanding capital stock of Billion Luck.

         As a result of the closing of the Acquisition Agreement, the Billion Luck Shareholders owned 90% of the resulting outstanding common stock of the Company.

         The above transaction has been treated as a recapitalization of Billion Luck with Billion Luck as the acquirer (the "Reverse Acquisition"). Accordingly, the historical financial statements prior to December 2, 1994 are those of Billion Luck.

         Billion Luck was incorporated in the British Virgin Islands (the "BVI") on December 14, 1993. Billion Luck's principal activity is to conduct activities through its subsidiary companies and its principal asset is a 56% equity interest in Hainan Agricultural Resources Company Limited ("Hainan Agricultural").

         Pursuant to an agreement dated January 31, 1994 between Billion Luck, Guilinyang State Farm, and the Hainan Farming Bureau (the "Farming Bureau"), a division of the Ministry of Agriculture of the People's Republic of China (the "PRC"), Hainan Agricultural was established as a joint stock company in the PRC on June 28, 1994 to act as the holding company of First Goods And Materials Supply And Sales Corporation ("First Supply") and Second Goods And Materials Supply And Sales Corporation ("Second Supply") which are principally engaged in the distribution of natural rubber and the procurement of materials, supplies and other agricultural products.

CHINA RESOURCES DEVELOPMENT INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

1.       ORGANIZATION AND PRINCIPAL ACTIVITIES (continued)

         Hainan Agricultural has a registered capital of RMB100,000. The contributions to the registered capital are as follows:

         Billion Luck                                               56%
         Guilinyang State Farm                                       5%
         Farming Bureau                                             39%


2.       BASIS OF PRESENTATION

         The consolidated financial statements included the accounts of the Company and its subsidiaries (collectively the "Group") as if the Reverse Acquisition as set out in note 1 had been completed on December 14, 1993.

         The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). This basis of accounting differs from that used in the statutory financial statements of the subsidiaries in the PRC which are prepared in accordance with the accounting principles and the relevant financial regulations in the PRC.

         The principal adjustment made to conform with US GAAP was the write-off of pre-operating expenses in the period of occurrence.

3.       SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

         (a)      Basis of consolidation

                  The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. The results of the subsidiaries of Billion Luck are consolidated from their effective dates of acquisition. All material intercompany balances and transactions have been eliminated on consolidation.

         (b)      Cash and cash equivalents

                  The Group considers cash and cash equivalents to include cash on hand and demand deposits with banks with original terms to maturity of three months or less.

                  At December 31, 1995 and 1996, cash and cash equivalents included foreign currency deposits equivalent to RMB17,839 (US$2,003 and HK$1,092) and RMB37,772 (US$3,445 and
                  HK$8,578), respectively.

CHINA RESOURCES DEVELOPMENT INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

3.       SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

         (c)      Inventories

                  Inventories are stated at the lower of cost and market value. Cost is determined using the first-in, first-out method.

         (d)      Fixed assets and depreciation

                  Fixed assets are stated at cost less accumulated depreciation.

                  Depreciation of fixed assets is calculated on the straight-line basis to write off the cost less estimated residual value of each asset over its estimated useful life. The principal annual rates used for this purpose are as follows:

                  Buildings                                                4%
                  Leasehold improvements             Over the term of the lease
                  Machinery, equipment and motor vehicles                 8-10%

         (e)      Investments

                  Investments are stated at cost less provisions for known losses and permanent diminutions in values, if any.

         (f)      Foreign currency translations

                  The subsidiaries' financial records except for Billion Luck are maintained and the statutory financial statements are stated in Renminbi ("RMB"), the national currency of the PRC.

                  Foreign currency transactions and monetary assets and liabilities denominated in foreign currencies are translated into RMB at the respective applicable rates of exchange quoted by the People's Bank of China (the "Unified Exchange Rate"). Monetary assets and liabilities denominated in foreign currencies are translated into RMB at the applicable Unified Exchange Rate at the respective balance sheet dates. The resulting exchange gains or losses are credited or charged to the consolidated statements of income.

                  The books and records of the Company and Billion Luck are maintained in United States dollars ("US$") and Hong Kong dollars ("HK$"), respectively. The records of the Company and Billion Luck are remeasured into RMB using the respective applicable Unified Exchange Rate prevailing at the date of the transactions. Monetary assets and liabilities in HK$ and other foreign currencies are translated using the applicable Unified Exchange Rate at the balance sheet dates. The resulting exchange gains or losses are credited or charged to the consolidated statements of income.

CHINA RESOURCES DEVELOPMENT INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

3.       SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

         (f)      Foreign currency translations (continued)

                  The translation of amounts from RMB into US$ for the convenience of the reader has been made at the Unified Exchange Rate quoted by the People's Bank of China on December 31, 1996 of US$1.00 = RMB8.30, and accordingly, differs from the underlying foreign currency amounts. No representation is made that the RMB amounts could have been, or could be, converted into US$ at that rate on December 31, 1996 or at any other date.

                  The market risks associated with changes in exchange rates and the restrictions over the convertibility of RMB into foreign currencies are discussed in note 22.

         (g)      Revenue recognition

                  Sales represent the invoiced value of goods sold, net of returns. Revenue is recognized upon delivery of goods to customers.

         (h)      Retirement benefits

                  Retirement benefits paid to retired employees are charged to the statements of income as services are provided.

         (i)      Goodwill

                  Goodwill is amortised on the straight-line basis over 40 years.

         (j)      Earnings per share

                  The computation of primary earnings per share and pro forma primary earnings per share for the year ended December 31, 1996 is based on the weighted average number of common stock outstanding after giving effect to dilutive stock options, which are included as common stock equivalents using the treasury stock method and assumed to be converted to common stock. The number of shares used in computing the primary earnings per share was 3,752,682 as if the ten-to-one reverse stock split of the Company's common stock as set out in note 13 ("Reverse Stock Split") had been completed at the beginning of the year. Fully diluted earnings per share is not materially different from primary earnings per share.

                  The computation of primary earnings per share and pro forma primary earnings per share for the year ended December 31, 1995 is based on the weighted average number of common stock outstanding after giving effect to dilutive stock options and series B convertible preferred stock, which are included as common stock equivalents using the treasury stock method and assumed to be converted to common stock, respectively. The number of shares used in computing the primary earnings per share was 1,232,607 as if the Reverse Stock Split had been completed at the beginning of the year. Fully diluted earnings per share is not materially different from primary earnings per share.

CHINA RESOURCES DEVELOPMENT INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

3.       SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

         (j)      Earnings per share (continued)

                  For the year ended December 31, 1994, primary earnings per share is based on an aggregate of 1,200,000 shares of common stock outstanding as if the Reverse Acquisition and the Reverse Stock Split had been completed at the beginning of the year.

         (k)      Income taxes

                  Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

         (l)      Futures contracts

                  The Group enters into natural rubber and coffee bean commodity futures contracts to hedge the price risk associated with existing natural rubber and coffee bean inventories and certain firm commitments for the purchase of natural rubber. Any gains or losses on qualifying hedges are recognized as an adjustment of the carrying amount of the inventories being hedged or are deferred and included as part of the cost of inventories received under the firm purchase commitments.

                  As of December 31, 1996, the Group had deferred gains from such contracts for the hedging of existing inventories of RMB6,715 which was adjusted to the carrying value of the inventories being hedged.

                  As of December 31, 1995, the Group had deferred losses from such contracts for the hedging of firm purchase commitments of RMB5,054 which was recorded as other current assets.

                  The Group also enters into natural rubber commodity futures contracts that are not specific hedges and gains or losses resulting from changes in the market value of these types of futures contracts are recognized as income in the period of the change.

                  For the years ended December 31, 1996 and 1995, the Group realized a net gain of RMB1,374 and RMB10,614, respectively, on such transactions (note 5).

         (m)      Use of estimates

                  The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

CHINA RESOURCES DEVELOPMENT INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

4.       FINANCIAL INCOME/(EXPENSES), NET

         Financial income/(expenses), net represent:

                                                        Year ended December 31,
                                                  ---------------------------------
                                                    1994        1995        1996
                                                    RMB          RMB         RMB
Interest expenses                                 (22,951)    (52,409)    (48,495)
Interest income                                    25,879      18,575      29,602
Foreign exchange gains/(losses), net                 (360)        622        (977)
                                                  -------     -------     -------

                                                    2,568     (33,212)    (19,870)
                                                  =======     =======     =======


5.       OTHER INCOME, NET

         Other income represents:

                                                                                Year ended December 31,
                                                                              1994         1995      1996
                                                                              ----------------------------
                                               Notes                          RMB           RMB       RMB
Income from long term investments                                             1,033      2,000      1,525
Rental income                                                                 1,235      5,297      3,474
Net gains on trading of commodity
  futures contracts                            3(1)                            --       10,614      1,374
Management fees income                        15(k)                            --        6,000      6,000
Service fee to the Farming
  Bureau                                      15(h)                            --         --       (5,000)
Others                                                                        3,344      4,743     (1,319)
                                                                             ------     ------     ------

                                                                              5,612     28,654      6,054
                                                                             ======     ======     ======

CHINA RESOURCES DEVELOPMENT INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

6.       REORGANIZATION EXPENSES

         During the year ended December 31, 1994, concurrent with the issuance to the Billion Luck Shareholders an aggregate of 10,800,000 shares of common stock of the Company in exchange for all of the issued and outstanding capital stock of Billion Luck, reorganization expenses were incurred which reduced net income by RMB3,029. The reorganization expenses included RMB2,103 and a 10% shareholding in the Company valued at RMB648 for the acquisition of the Company and RMB278 of consultancy fees and certain corporate reorganization costs incurred.

7.       INCOME TAXES

         It is management's intention to reinvest all the income attributable to the Company earned by its operations outside the United States of America up to December 31, 1996. Accordingly, no United States corporate income taxes have been provided in these financial statements.

         Under current British Virgin Islands' law, any dividends the Group will distribute in future, and capital gains arising from the Group's investments are not subject to income taxes in the British Virgin Islands.

         Being wholly-owned subsidiaries of Hainan Agricultural, a Sino-foreign joint stock company having 56% of its outstanding shares held by a foreign owner, First Supply and Second Supply are governed by the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the "Income Tax Laws"). Since First Supply and Second Supply are located in Hainan, a Special Economic Zone in the PRC, management expects that these subsidiaries will be entitled, from the date of completion of the corporate restructuring, to a preferential tax rate of 15% on income as reported in their statutory financial statements. Management is still in the process of registering First Supply and Second Supply with the PRC tax authority. A full tax provision at 15% on income of First Supply and Second Supply has been made in the financial statements.

         Hainan Agricultural is subject to a tax rate of 15% on income reported in its statutory financial statements. However, Hainan Agricultural has been granted a tax holiday under the Income Tax Laws with a tax exemption in the first year which is the period from June 28, 1994 (date of registration) to December 1994 (tax saving attributable to the Group of RMB281 or RMB0.23 per share, after adjusting for the Reverse Stock Split in 1996), and a 50% tax deduction in the second year of operation which is the year ended December 31, 1995 (tax saving attributable to the Group of RMB209 or RMB0.17 per share, after adjusting for the Reverse Stock Split in 1996). There will be no tax deduction thereafter.

         Pretax income from continuing operations for the years ended December 31, 1994, 1995 and 1996 was originated in the PRC.

CHINA RESOURCES DEVELOPMENT INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

7.       INCOME TAXES (continued)

         A reconciliation between the actual income tax expenses and income taxes computed by applying the statutory PRC tax rate applicable to foreign investment enterprises operating in Hainan, a Special Economic Zone in the PRC, to the income before income taxes is as follows:


                                                                Year ended December 31,
                                                             1994       1995         1996
                                                             ----------------------------
                                                             RMB        RMB          RMB
Statutory PRC tax rate                                         15%        15%          15%

Computed expected tax expenses                              3,650      6,636       12,649
Impact of tax holiday of Hainan Agricultural                 (502)      (374)        --
Item which gives rise to no tax benefit:

  Net loss of the Company and Billion Luck                    690        669        1,160
Others                                                       (175)       (22)         182
                                                           ------    -------       ------
                                                            3,663      6,909       13,991
                                                           ======    =======       ======

         Undistributed earnings of the Company's foreign subsidiaries amounted to RMB55,190 at December 31, 1996 (1995: RMB22,995). Because those earnings are considered to be indefinitely invested, no provision for United States corporate income taxes on those earnings has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to United States corporate income taxes. Unrecognized deferred United States corporate income tax in respect of these undistributed earnings as at December 31, 1996 was RMB18,765 (1995: RMB7,818).

         No deferred income taxes have been provided based on the liability method prescribed by Statement of Financial Accounting Standards No. 109 because the effect of all temporary differences is considered minimal.

CHINA RESOURCES DEVELOPMENT INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

8.       INVENTORIES

         Inventories comprise:

                                                               December 31,
                                                 Note        1995        1996
                                                             RMB          RMB
Finished goods                                              105,002      62,167
Less: Deferred gains on related hedging
            futures contracts                     3(1)         --        (6,715)
      Provision for diminution in value                      (1,226)       --
                                                           --------     -------


Finished goods, net                                         103,776      55,452
                                                           ========     =======


                                                          Year ended December 31,
                                                           1995          1996
                                                          -------------------
                                                            RMB            RMB
Movement of provision for diminution
  in value:
    Balance at beginning of year                               --         1,226
    Provision for the year                                    1,226        --
    Written-back on disposal during the year                   --        (1,226)
                                                           --------     -------

    Balance at end of year                                    1,226        --
                                                           ========     =======

CHINA RESOURCES DEVELOPMENT INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

9.       FIXED ASSETS

         Fixed assets comprise:

                                                               December 31,
                                                             1995        1996
                                                           --------------------
                                                              RMB         RMB
Cost
  Buildings and leasehold improvements                        5,739       3,806
  Machinery, equipment and motor vehicles                    18,715       5,909
                                                           --------     -------
                                                             24,454       9,715

Accumulated depreciation                                     (2,963)     (3,211)
                                                           --------     -------

Net book value                                               21,491       6,504
                                                           ========     =======
All of the Group's buildings are located in the PRC.


         The rights to use the land on which the buildings were erected were granted by the relevant PRC authorities, for an unspecified expiry period, to two related companies owned and controlled by the Farming Bureau. The Group agreed to assume the payment of the related land use tax in consideration for the granting of a right to occupy the land. The related land use taxes for the year ended December 31, 1996 amounted to RMB430 (1995:

         RMB430 and 1994: RMB201).

10.      INVESTMENTS

         Investments comprise:

                                                               December 31,
                                                             1995         1996
                                                           ---------------------
                                                             RMB         RMB
         At cost:
           Unlisted shares                                    1,310         601
           PRC government bonds                                 653        --
           PRC joint ventures                                10,000      11,743
                                                           --------     -------
                                                             11,963      12,344
                                                           ========     =======

         The PRC joint ventures represent First Supply's and Second Supply's investments in Hainan State-owned Zhong Ya Aluminum Factory ("Zhong Ya") and Xilian Farm Timber Mill ("Xilian Mill"), of RMB5,000 each as at December 31, 1996 and 1995, respectively, and Hainan Agricultural's investment in Hainan Far East Rubber Development Company Limited ("Far East") of RMB1,743 as at December 31, 1996 (1995: Nil). First Supply, Second Supply and Hainan Agricultural, all 56% held subsidiaries of the Group, hold an equity interest of 12.64% (1995: 12.64%) in Xilian Mill, 5.47% (1995: 5.47%) in Zhong Ya and 30% (1995: Nil) in Far East,
         respectively, as at December 31, 1996.

CHINA RESOURCES DEVELOPMENT INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

11.      BANK LOANS

         The Group's short term bank loans are all denominated in Renminbi and are used primarily to finance working capital needs. The short term bank loans are generally secured by guarantees given by the Farming Bureau, with original maturities not more than one year at a weighted average interest rate of 14.32% per annum as at December 31, 1996 (1995: 18.25% per annum).

         The Farming Bureau has agreed to arrange alternative financing for First Supply and Second Supply to meet their liabilities at any time should the banks terminate the bank financing.

         Pursuant to an Asset and Staff Transfer Agreement, all the bank loans will be transferred to the Farming Bureau once the proper approval has been obtained from the relevant banks, and effective from October 1, 1996, interest on the bank loans have been borne by the Farming Bureau until the effective transfer of the bank loans (notes 15(n) and 25).

12.      SHORT TERM ADVANCES

         As of December 31, 1995, the Group had short term advances of RMB86,917 from China Commodity Futures Exchange Inc, a futures exchange in Hainan, the PRC, to finance the Group's working capital needs in the purchase of natural rubber. The amount was unsecured, interest-free and was repaid in full in 1996.

13.      SHARE CAPITAL

         On December 2, 1994, pursuant to the Reverse Acquisition set out in note 1, the Company underwent a reverse stock split such that, immediately prior to the closing of the Acquisition Agreement, there were 1.2 million issued and outstanding shares of common stock of US$0.001 (RMB0.008) par value each. On closing of the Acquisition Agreement, the Company acquired all of the issued and outstanding shares of Billion Luck by the issue of an aggregate of 1,080,000 shares of common stock of US$0.001 (RMB0.008) par value each of the Company, after adjusting for the Reverse Stock Split in 1996. The difference between the nominal value of the Company's shares issued under the Reverse Acquisition and the paid-up value of the shares of Billion Luck was credited as additional paid-in capital.

         The Board of Directors of the Company approved an Action by Written Consent dated as of March 31, 1995 to amend the Company's Articles of Incorporation to authorize 10,000,000 shares of preferred stock, of which 6,400,000 shares were designated as series A preferred stock, par value US$1 (RMB8.32) per share.

CHINA RESOURCES DEVELOPMENT INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

13.      SHARE CAPITAL (continued)

         Pursuant to the above-mentioned Action by Written Consent and an exchange agreement between the Company and certain shareholders of the Company, long term loans from certain shareholders of the Company of US$6,400 (RMB53,930) were exchanged for 6,400,000 shares of series A preferred stock of the Company.

         The series A preferred stock ranks senior to common stock with respect to dividends and other distribution rights and rights upon liquidation, winding up and dissolution. Each holder of the series A preferred stock shall have that number of votes on all matters submitted to shareholders equal to the number of shares of series A preferred stock held by such holder. The holders of series A preferred stock are entitled to receive noncumulative annual dividends payable starting from January 1, 1997 at a rate of 4% per annum prior to the payment of dividends on the common stock. The Board of Directors of the Company has the option to redeem the series A preferred stock in whole or in part at any date on or after January 1, 1997 on not less than 10 days' notice to the holders.

         Pursuant to an exchange agreement dated as of July 22, 1996 between the Company and the holder of series A preferred stock at that date (the "Holder"), all the 6,400,000 outstanding shares of series A preferred stock of the Company were exchanged on a five-for-one basis to 3,200,000 shares of common stock of the Company (the "Restricted Common Stock"), after adjusting for the Reverse Stock Split in 1996, and the Holder waived its rights to participate in dividends and distributions on dissolution or liquidation in connection with the Restricted Common Stock for a period of seven years and accepted limitations on future registration . According to a valuation of the Restricted Common Stock and series A preferred stock performed by an independent professional valuer in the United States of America, the exchange ratio of five Restricted Common Stock for one series A preferred stock of the Company represents an exchange at fair market values.

         On December 9, 1995, the Company designated a series of 2,500 shares of the Company's authorized preferred stock as series B convertible preferred stock, par value US$0.001 (RMB0.008) per share.

CHINA RESOURCES DEVELOPMENT INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

13.      SHARE CAPITAL (continued)

         The Company issued a Confidential Offshore Offering Memorandum on October 20, 1995 and a Supplementary Memorandum on December 7, 1995 to offer for sale to certain non-residents of the United States of America in an offshore offering in reliance upon Regulation S promulgated under the Securities Act of 1933, as amended, series B convertible preferred stock of the Company (the "First Share Offering"). As of December 31, 1995, gross proceeds of US$3,700 (RMB30,825) were received on the issuance of 370 shares of series B convertible preferred stock at a price of US$10,000 (RMB83,311) per share. As of March 8, 1996, the closing date of the First Share Offering, further gross proceeds of US$8,830 (RMB73,511) were received upon the issuance of 883 shares of series B convertible preferred stock at a price of US$10,000 (RMB83,251) per share. On June 30, 1996, the Company issued another Confidential Offshore Offering Memorandum in another offshore offering (the "Second Share Offering"), with terms similar to the First Share Offering. As of July 8, 1996, the closing date of the Second Share Offering, gross proceeds of US$4,000 (RMB33,300) were received on the issuance of 400 shares of series B convertible preferred stock at a price of US$10,000 (RMB83,251) per share. After deduction of share offering costs, net proceeds of RMB19,554 and RMB72,520 were received on the issuance of 370 shares and 1,283 shares of series B convertible preferred stock for the years ended December 31, 1995 and 1996, respectively.

         Each share of series B convertible preferred stock is convertible at the holder's option into the Company's common stock at any time during the two-year period commencing on the 45th day following the date of the closing of the sale of such shares (the "Conversion Period"), based on a conversion formula set out in the terms of the series B convertible preferred stock.

         During the year ended December 31, 1996, all the 1,653 shares of series B convertible preferred stock were converted into 4,579,004 shares of common stock of the Company, after adjusting for the Reverse Stock Split in 1996, in accordance with the terms of the share offerings.

         On December 30, 1996, the Company's shareholders approved a ten-to-one Reverse Stock Split of the Company's Common Stock, which was made effective by the Board of Directors on December 31, 1996. With the par value unchanged at US$0.001 per share, the Reverse Stock Split was effected by a transfer to the additional paid-in capital account. All references in the consolidated financial statements referring to share and per share amounts of the common stock of the Company have been adjusted retroactively for the ten-to-one Reverse Stock Split.

CHINA RESOURCES DEVELOPMENT INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

13.      SHARE CAPITAL (continued)

         On December 31, 1996, the Board of Directors adopted a resolution providing for the amendment to the designation and terms of its 2,500 shares of authorized preferred stock previously designated as series B convertible preferred stock. The certificate of designation of the series B convertible preferred stock was amended and the stock was redesignated as series B preferred stock, which is no longer convertible. The authorized number of series B preferred stock has also been increased to 3,200,000 shares. Immediate before the redesignation, no shares of the series B convertible preferred stock were outstanding.

         The series B preferred stock entitles the holder to voting rights which are the same as the common stock of the Company. The shares of series B preferred stock have no rights to dividends or to distributions upon liquidation or dissolution of the Company and have limitations as to future registration.

         On December 31, 1996, the Company entered into another exchange agreement with the holder of the Restricted Common Stock whereby 3,200,000 shares of the Restricted Common Stock, after adjusting for the Reverse Stock Split in 1996, were exchanged on an one-for-one basis to 3,200,000 shares of series B preferred stock which have restrictions that are the same or more stringent than the Restricted Common Stock. Unlike the Restricted Common Stock, the restrictions on participation of dividends and distributions on dissolution will not lapse through the passage of time.

14.      STOCK OPTIONS

         The Company adopted a stock option plan (the "Plan") as of March 31, 1995. The Plan allows the Board of Directors, or a committee thereof at the Board's discretion, to grant stock options to officers, directors, key employees, consultants and affiliates of the Company. Initially, 240,000 shares of common stock of the Company, after adjusting for the Reverse Stock Split in 1996, were permitted to be issued and sold pursuant to options granted under the Plan. All of the stock options were issued in accordance with the terms of the Plan on July 1, 1995 to certain officers, directors, employees and consultants of the Group at an exercise price of US$37.8 (RMB314.50) per share (the fair market value of the common stock as of July 1, 1995), after adjusting for the Reverse Stock Split in 1996, and are exercisable from July 1, 1996 to July 1, 2005. On May 20, 1996, pursuant to an Unanimous Written Consent of the committee appointed pursuant to the Plan and a resolution of a special meeting of the Board of Directors of the Company, the exercise price was changed to US$4.20 (RMB34.86) per share (the fair market value of the common stock as of May 20, 1996), after adjusting for the Reserve Stock Split in 1996. By virtue of that action, the outstanding options are now exercisable beginning on May 20, 1997 and until May 20, 2006. All stock options remained outstanding at the date of preparation of these financial statements.

         On December 30, 1996, a shareholders' meeting was held authorizing an amendment of the Plan increasing the number of common stock issuable under the Plan to 20% of the Company's outstanding common stock, as determined at the time of granting the stock options. Such shares may represent authorized but unissued shares as well as repurchased or forfeited shares for any grant under the Plan that was expired or unexercised. Further amendments were made to give the Board of Directors the ability to set a holding period of less than one year for non-qualified stock options.

CHINA RESOURCES DEVELOPMENT INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

14.      STOCK OPTIONS (continued)

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FASB 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         Pro forma information regarding net income and earnings per share is required by FASB 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rates of 6.50% and 6.78%; no dividend yield; volatility factors of the expected market price of the Company's common stock of 141.38% and 42.13%; and a weighted-average expected life of the option of 6 years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

         For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                       Year ended December 31,
                                                     Note             1995                 1996
                                                                      -------------------------
                                                                       RMB                  RMB
  Pro forma net income                                              15,669               28,566
  Pro forma earnings per share - Primary            3(j)             12.71                 7.61

CHINA RESOURCES DEVELOPMENT INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

15.      RELATED PARTY BALANCES AND TRANSACTIONS

         The Group's amounts due from/to Farming Bureau and farms (the "Farms") and other related companies owned and/or controlled by the Farming Bureau comprise:

                                                                December 31,
                                                          1995               1996
                                                       ------------------------------
                                                        RMB                   RMB
 Due from related companies:
   Deposits paid to Farms and other related

     companies for the purchase of natural

     rubber (note 15(b))                               262,104                    -
   Farms                                                 9,395               52,300
   Jin Long Corporation ("Jin Long")                     5,657               50,562
   Jin Huan Corporation ("Jin Huan")                     5,134               44,359
   Other related companies                               6,213                    -
                                                       -------              -------

                                                       288,503              147,221
                                                       =======              =======
 Due to related companies:

   Farms                                                13,634                    -
   Other related companies                               9,020                    -
                                                       -------              -------

                                                        22,654                    -
                                                       =======              =======

 Due from Farming Bureau:

   Deposits for the purchase of natural rubber

     (note 15(b))                                            -              229,372
   Others                                               80,427               58,589
                                                       -------              -------

                                                        80,427              287,961
                                                       =======              =======

In 1996, pursuant to a restructuring defined hereinafter, deposits paid to Farms and other related companies for the purchase of natural rubber were transferred to the Farming Bureau.

CHINA RESOURCES DEVELOPMENT INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

15.      RELATED PARTY BALANCES AND TRANSACTIONS (continued)

         The weighted average interest rates per annum charged on the balances with the above related companies, the Farming Bureau and the shareholders of the Company at the balance sheet date were summarized as follows:

                                                                                           December 31,
                                                                                    1995                     1996
                                                                              ------------------------------------------
                                                                                    RMB                       RMB
         Due from related companies:
           Deposits paid to Farms and other
             related companies for the
             purchase of natural rubber                                            Interest-free        Interest-free
           Farms                                                                          18.25%        Interest-free
           Jin Long                                                                       18.25%        Interest-free
           Jin Huan                                                           18.25% plus rental        Interest-free
                                                                                    income from
                                                                                        certain
                                                                               properties owned
                                                                                    by Jin Huan

           Other related companies                                               Interest-free,                  N/A
                                                                                     except for
                                                                                    RMB3,350 at

         Due to related companies:
           Farms                                                                  Interest-free                  N/A
                                                                                     except for
                                                                             RMB3,500 at 18.00%
           Other related companies                                                Interest-free                  N/A

         Due from Farming Bureau:
           Deposits for the purchase of natural rubber                                      N/A        Interest-free
           Others                                                                        18.25%        Interest-free

         Due to shareholders                                                             10.23%        Interest-free


         In connection with a restructuring defined hereinafter and effective from October 1, 1996, amounts due from the Farming Bureau and related companies have become interest-free (note 15(n)).

         The deposits paid for the purchase of natural rubber will be set off against the future receipt of natural rubber.

CHINA RESOURCES DEVELOPMENT INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

15.      RELATED PARTY BALANCES AND TRANSACTIONS (continued)

         All of the amounts due from related companies are secured by a guarantee given by the Farming Bureau. The balances with the Farming Bureau and the shareholders of the Company are unsecured. A significant portion of transactions undertaken by the Group has been effected with the Farming Bureau and companies owned and/or controlled by the Farming Bureau, as well as with shareholders of the Company, which were summarized as follows:

         (a) Sales of rubber products and procurement of materials and supplies

                  Pursuant to a sales and purchase agreement dated November 5, 1994 amongst the Farming Bureau, Hainan Agricultural, First Supply and Second Supply, the Farming Bureau agreed to guarantee the supply of natural rubber to Hainan Agricultural, First Supply and Second Supply for a period of 15 years from November 5, 1994 under the same terms and conditions as are offered to other purchasers of natural rubber with a first right of refusal to First Supply and Second Supply. First Supply and Second Supply also, from time to time, sourced natural rubber from other farms not owned or controlled by the Farming Bureau. The Farming Bureau also agreed to purchase certain products sourced by First Supply and Second Supply for a period of 15 years from November 5, 1994 at prices acceptable to all parties with a first right of refusal to First Supply and Second Supply.

         (b)      Sales and purchases of natural rubber

                  The Farming Bureau allows First Supply and Second Supply to set the selling price of natural rubber according to market conditions, and guarantees a minimum gross profit margin of 3.5% (before purchase discounts set out below) earned by First Supply and Second Supply on natural rubber purchased from the Farms.

                  On March 30, 1995, the Group entered into an agreement with the Farming Bureau pursuant to which, with effect from March 30, 1995, the Farming Bureau guarantees the supply of a minimum of 120,000 tonnes (the "Guaranteed Quantity") of natural rubber for each of the next 3 years. The Group is not obligated to purchase the Guaranteed Quantity. In consideration for this, the Group has maintained a purchase deposit with related companies or the Farming Bureau on a rolling basis equivalent to 15% of the Guaranteed Quantity multiplied by the average market price of natural rubber for the previous quarter. In return, a purchase discount is offered to the Group for the purchase of natural rubber from the Farms.

CHINA RESOURCES DEVELOPMENT INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

15.      RELATED PARTY BALANCES AND TRANSACTIONS (continued)

         (b)      Sales and purchases of natural rubber (continued)

                  Purchase and sales transactions with the Farms and other related companies were as follows:

                                                           Year ended December 31,
                                                       1994          1995        1996
                                                     ------------------------------------
                                                        RMB          RMB         RMB
                  Purchases of natural rubber from
                  the Farms and other related          855,805     1,652,707     1,438,420
                  companies Sales of goods to the       28,893        88,564        12,876
                  Farms

                  Sales of goods to other related
                  companies                             31,474        19,158        46,302
                                                       =======     =========     =========

         (c)      Interest income and expenses

                                                            Year ended December 31,
                                                      1994          1995           1996
                                                      ---------------------------------
                                                       RMB           RMB            RMB
                  Interest income and rental in
                    lieu of interest received from:
                      Farming Bureau                     --           5,596        12,382
                      Related companies                20,311         8,953        12,920
                                                      -------     ---------     ---------

                                                       20,311        14,549        25,302
                                                      =======     =========     =========

                  Interest expenses paid to:

                    Farming Bureau                         69           679          --
                    Shareholders of the Company           167         1,378           271
                                                      -------     ---------     ---------

                                                          236         2,057           271
                                                      =======     =========     =========



         (d)      Retirement plans

                  First Supply and Second Supply participate in a defined contribution retirement plan administered by a State-owned insurance company controlled by the Farming Bureau. Contributions made to the retirement plan during the year ended December 31, 1996 were RMB1,580 (1995: RMB1,591 and 1994: RMB975).

CHINA RESOURCES DEVELOPMENT INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

15.      RELATED PARTY BALANCES AND TRANSACTIONS (continued)

         (e)      Transfers of assets

                                                           Year ended December 31,
                                                       1994          1995         1996
                                                       -------------------------------
                                                       RMB           RMB          RMB
                  Disposal of construction in
                    progress to Jin Long                 --          19,299          --
                  Disposal of fixed assets and
                    construction in progress to
                    Jin Huan                            1,927          --            --
                  Disposal of fixed assets to
                    Jin Long                             --           1,773          --
                  Transfer of assets and
                    liabilities to the Farming
                    Bureau pursuant to the
                    Restructuring (as defined in
                    note 15(n) hereinafter), net         --            --         227,950
                                                      =======     =========     =========

         (f)      Acquisition agreements

                  Pursuant to an agreement dated July 11, 1994 entered into between Hainan Agricultural and Guilinyang State Farm, Hainan Agricultural acquired from Guilinyang State Farm a 6.6% equity interest in Zhong Ya for a cash consideration of RMB5,000.

                  Pursuant to the agreement, Hainan Agricultural is entitled to a minimum annual return of RMB1,000 in Zhong Ya for a two year period from the date of acquisition. Thereafter, Hainan Agricultural will be entitled to Zhong Ya's profit in proportion to its shareholding therein.

         (g)      Assignment agreement

                  Pursuant to an assignment agreement dated January 21, 1994 between Billion Luck and Hong Wah (Holdings) Limited ("Hong Wah Holdings"), which is owned by the shareholders of Hong Wah Investment Holdings Limited, a shareholder of the Company, Billion Luck paid a sum of HK$1,000 (RMB1,091) to Hong Wah Holdings in consideration for the assignment of the right for the formation of Hainan Agricultural to Billion Luck.

CHINA RESOURCES DEVELOPMENT INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

15.      RELATED PARTY BALANCES AND TRANSACTIONS (continued)

         (h)      Service fee payable to the Farming Bureau

                  Pursuant to an agreement dated November 5, 1994 between the Farming Bureau and Hainan Agricultural, the Farming Bureau has agreed to grant Hainan Agricultural certain land use and development rights to the land on which the warehouse, factories, and other industrial and office facilities of Hainan Agriculatural, First Supply and Second Supply are located and to provide certain related services to Hainan Agricultural. In consideration for this, the Farming Bureau is entitled to an annual service fee to a maximum of RMB5,000, calculated at 10% of Hainan Agricultural's annual consolidated net income before the service fee as determined in accordance with US GAAP, provided that the annual consolidated net income exceeds RMB40,000 after deducting such service fee. For the year ended December 31, 1996, RMB5,000, being the maximum amount under the agreement, was payable to the Farming Bureau. For the year ended December 31, 1994 and 1995 no service fee was paid to the Farming Bureau as the above-mentioned condition was not met in both periods.

         (i) Rental agreements with the Farming Bureau and a related company

                  On July 15, 1994, Hainan Agricultural entered into a rental agreement with the Farming Bureau for the leasing of a portion of a building located in Hainan, the PRC commencing on October 1, 1994. The rental agreement is for a period of 10 years at an annual rental of RMB170 payable in equal semi-annual instalments.

                  On August 9, 1996, Hainan Agricultural entered into another rental agreement with a company controlled by the Farming Bureau for the lease of a portion of a building located in Hainan, the PRC commencing on October 1, 1996. The rental agreement is for a period of 8 years at an annual rental of RMB72 for the first 4 years and to be negotiated by the two parties for the remaining 4 years. Rental is payable in equal semi-annual instalments.

                  For the year ended December 31, 1996, rental charges of RMB188 were paid to the Farming Bureau and the related company (1995: RMB170 and 1994: RMB43).

         (j)      Consultancy fees

                  Pursuant to a mandate letter dated February 1, 1994, which was amended on November 1, 1994, between Billion Luck and Brender Services Limited ("Brender"), a shareholder of the Company, Billion Luck agreed to pay Brender consultancy fees of HK$80 (RMB89) per month and pursuant to a revised consulting agreement dated April 30, 1995, Brender agreed to provide accountancy and consulting services to the Company for a period of 5 years commencing on May 1, 1995. In consideration of the services to be rendered, the monthly consultancy fees paid by Billion Luck were increased to HK$170 (RMB184) per month during May 1, 1995 to April 30, 1997. For the remaining three years starting from May 1, 1997 onwards, the consultancy fees are to be agreed upon by Billion Luck and Brender, but not less than HK$170 (RMB184) per month. For the years ended December 31, 1994, 1995 and 1996, consultancy fees of HK$880 (RMB979), HK$1,680 (RMB1,815) and HK$2,040 (RMB2,193) were paid to Brender, respectively.

CHINA RESOURCES DEVELOPMENT INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

15.      RELATED PARTY BALANCES AND TRANSACTIONS (continued)

         (k)      Management fees income from Jin Long and Jin Huan
                  For the year ended December 31, 1996, management fees of RMB3,000 (1995: RMB3,000 and 1994: Nil) were charged to each of Jin Long and Jin Huan for their share of the Group's administrative expenses and for their use of the Group's office equipment, warehouses and staff.

         (l)      Handling fees paid on trading of natural rubber futures
                  The Group engaged in the trading of natural rubber futures through a broker owned by Jin Huan and paid handling fees to the broker amounting to RMB3,451 for the year ended December 31, 1996 (1995: RMB4,424 and 1994: Nil).

         (m)      Set-off of trade receivables
                  Pursuant to a set-off agreement dated November 5, 1994 (the "Agreement") amongst the Farming Bureau, Billion Luck, Guilinyang State Farm, Hainan Agricultural, First Supply and Second Supply, First Supply and Second Supply's trade receivables outstanding as of June 28, 1994, the date of the establishment of Hainan Agricultural, that had remained unsettled as at September 30, 1994 were set off against the respective current account balances payable to the Farming Bureau. The total amount set-off under the Agreement was RMB100,947.

         (n)      Restructuring of operations
                  In the third quarter of 1996, the Group initiated a plan to restructure its operations in Hainan, the PRC (the "Restructuring"). Pursuant to a Shareholders' Agreement on Business Restructuring (the "Restructuring Agreement"), the operations of Hainan Agricultural, First Supply and Second Supply (collectively, the "Operating Subsidiaries") were restructured effective from October 1, 1996. The Restructuring has resulted in the simplification of corporate structure by consolidating the operations of several trading and servicing divisions and the transfer of certain assets, liabilities, including certain amounts due from the Farms and other related companies of the Farming Bureau, and surplus employees to the Farming Bureau, a 39% shareholder of Hainan Agricultural. In addition, as part of the Restructuring, bank loans of the Operating Subsidiaries will be transferred to the Farming Bureau once the proper approval has been obtained from the relevant banks (note 25). Despite the downsizing of several operations, the Restructuring has not resulted in the discontinuance of any line of businesses as all the operations have been taken up by the remaining divisions.

                  Pursuant to an Asset and Staff Transfer Agreement (the "Transfer Agreement"), the value of the assets and liabilities transferred was determined based on their fair value at the effective date of transfer as determined by a professional independent valuer in the PRC. Based on their valuation, there are no material differences between the fair value and the carrying values (as determined under US GAAP) of those assets and liabilities transferred. The Farming Bureau has endeavored to take over all the transferred employees and arrangements have been made with an insurance company controlled by the Farming Bureau to transfer the retirement plan (note 23) of those employees to the Farming Bureau.

CHINA RESOURCES DEVELOPMENT INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

15.      RELATED PARTY BALANCES AND TRANSACTIONS (continued)

         (n)      Restructuring of operations (continued)

                  Based on the valuation by the independent valuer, the fair value of assets/liabilities of the Operating Subsidiaries, excluding bank loans of RMB292,560, that were transferred to the Farming Bureau are as follows:

                                                                       RMB
  Trade receivables                                                  92,553
  Other receivables, prepayments and other current assets            42,665
  Inventories                                                        27,986
  Amounts due from related companies                                274,046
  Fixed assets                                                       15,821
  Investments                                                         1,961
  Amounts due to related companies                                ( 127,458)
  Accounts payable                                                (  61,689)
  Other payables and accrued liabilities                          (  37,935)
                                                                  ---------
                                                                    227,950
                                                                  =========

                  Pursuant to the Transfer Agreement, a net liability of RMB64,610, including short-term bank loans of the Group of RMB292,560 will be transferred to the Farming Bureau upon the effective transfer of the bank loans and the amount would be used to reduce the amount due from the Farming Bureau and other related companies. As at December 31, 1996 and before the transfer of bank loans, assets and liabilities with a net asset value of RMB227,950 were transferred to the Farming Bureau.

                  In connection with the Restructuring and effective from October 1, 1996, amounts due from the Farming Bureau and other related companies owned and/or controlled by the Farming Bureau have become interest-free. Starting from October 1, 1996, interest expense on bank loans of the Group have been borne by the Farming Bureau until the effective transfer of the bank loans to the Farming Bureau.

         (o) Exchange of series A preferred stock to Restricted Common Stock and exchange of Restricted Common Stock to series B preferred stock

                  As at the dates of the respective exchanges, two directors of the Company are also directors of the holder of series A preferred stock and Restricted Common Stock, respectively.

CHINA RESOURCES DEVELOPMENT INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

15.      RELATED PARTY BALANCES AND TRANSACTIONS (continued)

         (p)      Loan from the Farming Bureau

                  On March 25, 1996, Hainan Agricultural entered into a loan agreement with the Farming Bureau by which Hainan Agricultural by which Hainan Agricultural borrowed RMB35,868. The loan is unsecured, interest-free and it is expected to be repaid by conversion of the loan into registered capital of Hainan Agricultural upon the approval for such conversion by relevant government authorities.

                  On December 31, 1996, a supplementary agreement was entered into between Hainan Agricultural and the Farming Bureau by which a new article was added to impose a right of set-off against the loan or any additional loan made by the Farming Bureau to Hainan Agricultural against any amounts due to Hainan Agricultural, its subsidiary companies and/or affiliates.

16.      ACQUISITION OF HAINAN AGRICULTURAL

         The fair value of assets/liabilities of First Supply and Second Supply as at June 28, 1994 contributed by the Farming Bureau for the subscription of the 39% equity interest in Hainan Agricultural, as set out in note 1, are as follows:

                                                           RMB
         Cash and cash equivalents                      48,458
         Trade receivables                             115,646
         Other receivables and prepayments              31,255
         Inventories                                    66,849
         Amounts due from related companies            353,190
         Fixed assets                                   16,661
         Construction in progress                       14,050
         Investments                                     2,148
         Bank loans                                  ( 327,303)
         Amount due to Farming Bureau                ( 111,868)
         Amounts due to related companies            (  66,993)
         Accounts payable                            (  77,109)
         Accrued liabilities                         (  25,984)
                                                     ---------

         Fair value of net assets contributed           39,000
                                                     =========

         Billion Luck acquired its 56% interest in Hainan Agricultural on June 28, 1994 for a consideration of RMB56,000. The purchase method was used to account for this acquisition. The results of Hainan Agricultural are consolidated from the date of acquisition.

CHINA RESOURCES DEVELOPMENT INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

16.      ACQUISITION OF HAINAN AGRICULTURAL (continued)

         The unaudited consolidated results of operations on a pro forma basis as if First Supply and Second Supply had been acquired as of January 1, 1994 are as follows:

                                                                      Year ended
                                                                       December 31,
                                                                         1994
                                                                          RMB

                                                                     (Unaudited)
         Sales                                                         1,754,288
         Sales taxes                                                           -
                                                                   -------------
         Net sales                                                     1,754,288

         Cost of sales                                             (   1,686,944)
         Depreciation of fixed assets                              (       1,981)
         Selling and administrative expenses                       (      39,403)
                                                                   -------------
         Operating income                                                 25,960

         Financial income, net                                             9,613
         Other income                                                      8,216
         Reorganization expenses                                               -
                                                                   -------------
         Income before income taxes                                       43,789

         Income taxes                                              (       6,564)
                                                                   -------------
         Income before minority interests                                 37,225

         Minority interests                                        (      16,341)
                                                                   -------------

         Net income                                                       20,884
                                                                   =============

         Pro forma earnings per share, based on 1,200,000
           shares of the Company's common stock as adjusted
           for the ten-to-one Reverse Stock Split                          17.40
                                                                   =============

CHINA RESOURCES DEVELOPMENT INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

17.      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                              Year ended December 31,
                                                             1994     1995        1996
                                                           -----------------------------
                                                              RMB     RMB          RMB
Cash paid during the year for:
  Interest expenses                                        25,321     49,963      28,258
  Income tax                                                 --          307       7,193
                                                           ======     ======     =======

Non-cash investing and financing activities:
  Series A preferred stock issued for
    conversion of long term loans
    from shareholders                                        --       53,930        --
  Conversion of 1,653 shares of
    series B convertible preferred stock
    to 4,579,052 shares of common stock                      --         --           383
  Exchange of 6,400,000 shares of
    Series A preferred stock for
    3,200,000 shares of Restricted
    Common Stock                                             --         --        53,930
  Exchange of 3,200,000 shares of
    Restricted Common Stock for
    3,200,000 shares of Series B
    preferred stock                                          --         --           270
  Transfer of assets and liabilities to the
    Farming Bureau pursuant to the
    Restructuring (note 15(n)), net                          --         --       227,950
                                                           ======     ======     =======

CHINA RESOURCES DEVELOPMENT INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

18.      CONCENTRATION OF RISK

         Concentration of credit risk:

         Financial instruments that potentially subject the Group to significant concentration of credit risk consist principally of cash deposits, trade receivables and amounts due from the Farming Bureau and related companies.

         (i)      Cash deposits

                  The Group places its cash deposits with an international bank and various PRC Stated-owned financial institutions.

         (ii)     Trade receivables

                  The Group sells to customers located throughout the PRC. Concentration of credit risk with respect to trade receivables is limited due to the large number of entities comprising the Group's customer base. The Group carefully assesses the financial strength of its customers and generally does not require collateral.

         (iii)    Amounts due from the Farming Bureau and related companies

                  The Farming Bureau has guaranteed the recoverability of all the amounts due from related companies, all of which are State-owned entities owned and/or controlled by the Farming Bureau.

         The Farming Bureau is a division of the Ministry of Agriculture of the People's Republic of China.

         Current vulnerability due to certain concentrations:

         The Group's operating assets and primary source of income and cash flows are its interests in its subsidiaries in the PRC. The value of the Group's interests in these subsidiaries may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for the past 18 years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC's political, economic and social life. There is also no guarantee that the PRC government's pursuit of economic reforms will be consistent or effective.

CHINA RESOURCES DEVELOPMENT INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

18.      CONCENTRATION OF RISK (continued)

         The Group is dependent on the Farming Bureau for providing substantially all of the supply of natural rubber. While Hainan Agricultural, First Supply and Second Supply have entered into an agreement with the Farming Bureau which requires the Farming Bureau to prioritize allocation of natural rubber in favor of First Supply and Second Supply (the "Operating Subsidiaries"), there can be no assurances that this agreement will result in continued allocations of satisfactory supplies of natural rubber.

         Additionally, the Operating Subsidiaries are dependent upon the Farming Bureau to purchase a significant portion of the materials and supplies sold by the Operating Subsidiaries in their current procurement operations. Although the Group and the Farming Bureau have entered into a Long-Term Sale and Purchase Agreement dated November 5, 1994 (the "Sale and Purchase Agreement"), which requires the Farming Bureau to purchase on a priority basis from the Operating Subsidiaries the types of materials and supplies currently procured for it, there can be no assurances that the Farming Bureau will actually purchase such materials or supplies or that market terms will be sufficient to allow the Operating Subsidiaries to sell any such materials or supplies to the Farming Bureau on terms which are profitable to the Company. The Sale and Purchase Agreement has a 15 year term; however, its enforceability in the PRC would be subject to broad discretion and interpretive powers of the courts and equitable terms which allow either party to terminate the agreement if the other materially defaults. Damages for actual losses may be awarded to the non-defaulting party.

         Currently, a large proportion of the Group's revenue comes from the sale of natural rubber and the procurement of materials and supplies in the PRC, which is vulnerable to the increase in the level of competition from overseas suppliers of natural rubber and the change in the supply and demand relationship with companies owned and/or controlled by the Farming Bureau.

19.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used by the Group in estimating its fair value disclosures for financial instruments:

         (i)      Cash and cash equivalents

                  The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate their fair value.

         (ii) Amounts due to/from the Farming Bureau, related companies and shareholders

                  The carrying amounts are reasonable estimates of the fair values due to the short maturity of these assets and liabilities.

CHINA RESOURCES DEVELOPMENT INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

19.      FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

         (iii)    Investments

                  Investments in PRC government bonds are stated at cost which approximate their fair values.

                  It was not practicable to estimate the fair values of the Group's investments in non-traded investments because of the lack of quoted market prices and the inability to estimate fair values without incurring excessive costs. The carrying amounts of RMB11,963 and RMB12,344 at December 31, 1995 and 1996, respectively, represent the Group's best estimates of current economic values of these investments.

         (iv)     Short-term bank loans

                  The carrying amounts of the Group's short-term bank loans approximate their fair values due to their short maturity.

20.      RESERVES AND DISTRIBUTION OF PROFITS

         In accordance with the relevant PRC regulations and the articles of association of Hainan Agricultural (the "Articles of Association"), appropriations representing 10% of the net income as reflected in its statutory financial statements will be allocated to each of surplus reserve and collective welfare fund.

         Subject to certain restrictions set out in the relevant PRC regulations and the Articles of Association, the surplus reserve may be distributed to Billion Luck, the Farming Bureau and Guilinyang State Farm in the form of share bonus issues. The Group's share of the amounts transferred to the surplus reserve for the years ended December 31, 1994, 1995 and 1996 were RMB1,328, RMB3,137 and RMB4,409, respectively.

         In accordance with the relevant PRC regulations and the Articles of Association, the collective welfare fund must be used for capital expenditure on staff welfare facilities. Such facilities are for the use of the staff and are owned by Hainan Agricultural. The Group's share of the amounts transferred to the collective welfare fund for the years ended December 31, 1994, 1995 and 1996 were RMB1,329, RMB3,136 and RMB4,409, respectively.

         According to relevant laws and regulations in the PRC, distributable reserves of Hainan Agricultural and its subsidiaries are determined in accordance with the relevant PRC accounting rules and regulations. The amounts of retained earnings of Hainan Agricultural and its subsidiaries that are included on the consolidated balance sheets as of December 31, 1994, 1995 and 1996 that are available for distribution are RMB10,626, RMB27,844 and RMB62,951, respectively.

CHINA RESOURCES DEVELOPMENT INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

21.      COMMITMENTS AND CONTINGENCIES

         (a)      Lease commitments

                  Future minimum payments under operating leases for the leasing of buildings at December 31, 1996 were as follows:

                                                        RMB
                  1997                                  242
                  1998                                  242
                  1999                                  242
                  2000                                  242
                  2001                                  242
                  Thereafter                            684
                                                      -----
                  Total minimum lease payments        1,894
                                                      =====

                  Rental expenses under operating leases for the years ended December 31, 1994, 1995 and 1996 amounted to RMB43, RMB170 and RMB188, respectively.

         (b)      Futures contracts

                  As of December 31, 1996, the Group had open short positions in respect of its natural rubber commodity futures contracts, maturing through 1997, with a notional value of RMB30,497 (1995: RMB119,670).

CHINA RESOURCES DEVELOPMENT INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

22.      FOREIGN CURRENCY EXCHANGE

         The Renminbi ("RMB") is not freely convertible into foreign currencies.

         Effective from January 1, 1994, a single rate of exchange is quoted daily by the People's Bank of China (the "Unified Exchange Rate"). However, the unification of the exchange rates does not imply convertibility of RMB into United States dollars ("US$") or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with suppliers' invoices, shipping documents and signed contracts.

         The Unified Exchange Rates at December 31, 1994, 1995 and 1996 were US$1 : RMB8.45, US$1 : RMB8.32 and US$1 : RMB8.30, respectively.

23.      RETIREMENT BENEFITS

         As stipulated by the PRC regulations, First Supply and Second Supply participate in a defined contribution retirement plan administered by a State-owned insurance company controlled by the Farming Bureau (the "Retirement Plan"). First Supply and Second Supply are required to make contributions to the Retirement Plan at a rate of 21% of the aggregate of basic salaries, allowances and bonus of its existing staff. All staff of First Supply and Second Supply are covered under the Retirement Plan and upon retirement, the retired staff are entitled to a monthly pension payment borne by the above-mentioned insurance company under the Retirement Plan. First Supply and Second Supply are not responsible for any payments beyond the contributions to the Retirement Plan as noted above.

         The amounts of contributions paid by First Supply and Second Supply, which were charged to the consolidated statements of income, amounted to RMB975, RMB1,591 and RMB1,588 for the years ended December 31, 1994, 1995 and 1996, respectively.

CHINA RESOURCES DEVELOPMENT INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

24.      SEGMENT FINANCIAL INFORMATION

         The Group is principally engaged in the distribution of natural rubber and the procurement of materials, supplies and other agricultural products in the PRC.

         The Group did not engage in any export sales during the years ended December 31, 1994, 1995 and 1996.

         Business segment

         Reportable information on the Group's segments are as follows:

                                                              Year ended December 31,
                                                        1994          1995            1996
                                                      -------------------------------------
                                                         RMB           RMB            RMB
Net sales:

Distribution of natural rubber:
  Net sales to unaffiliated customers                 1,199,691     1,776,641     1,519,060
  Net sales to affiliates                                27,366         1,630          --
                                                      ---------     ---------     ---------
                                                      1,227,057     1,778,271     1,519,060
                                                      ---------     ---------     ---------

Procurement of materials, supplies
   and other agricultural products:
    Net sales to unaffiliated customers                  48,190        72,880       102,745
    Net sales to affiliates                              33,001       106,092       205,694
                                                      ---------     ---------     ---------
                                                         81,191       178,972       308,439
                                                      ---------     ---------     ---------

Total net sales                                       1,308,248     1,957,243     1,827,499
                                                      =========     =========     =========

CHINA RESOURCES DEVELOPMENT INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

24.      SEGMENT FINANCIAL INFORMATION (continued)

         Business segment (continued)

                                                             Year ended December 31,
                                                          1994         1995           1996
                                                        -------------------------------------
                                                          RMB           RMB           RMB
Operating income:
  Distribution of natural rubber                         17,538        47,188        40,460
  Procurement of materials, supplies and
    other agricultural products                           1,645         1,607        57,682
                                                        -------        ------        ------

Total operating income                                   19,183        48,795        98,142
                                                        =======        ======        ======
Depreciation:

  Distribution of natural rubber                            841         2,562         1,066
  Procurement of materials, supplies and
    other agricultural products                             288           258           747
                                                        -------        ------        ------

Total depreciation expenses                               1,129         2,820         1,813
                                                        =======        ======        ======
Capital expenditures:

  Distribution of natural rubber                           --            --            --
  Procurement of materials, supplies and
    other agricultural products                           7,179         4,275         2,663
                                                        -------        ------        ------

Total capital expenditures                                7,179         4,275         2,663
                                                        =======        ======        ======


                                                             Year ended December 31,
                                                          1994         1995           1996
                                                        -------------------------------------
                                                          RMB           RMB           RMB
Identifiable assets:

  Distribution of natural rubber                        223,203       435,664       552,606
  Procurement of materials, supplies and
    other agricultural products                         308,998       231,748       151,458
                                                        -------       -------       -------

Total identifiable assets                               532,201       667,412       704,064
Goodwill                                                  1,104         1,076         1,049
                                                        -------       -------       -------

Total assets                                            533,305       668,488       705,113
                                                        =======       =======       =======

CHINA RESOURCES DEVELOPMENT INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

25.      SUBSEQUENT EVENT

         On March 28, 1997 and March 31, 1997, the Operating Subsidiaries obtained approvals from the relevant banks for the transfer of bank loans with a total amount of RMB292,560 to the Farming Bureau pursuant to the Restructuring.

26.      COMPARATIVE AMOUNTS

         Certain comparative amounts have been reclassified to conform with the current year's presentation.

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

        3.5 Certificate of Amendment of Articles of Incorporation of the Registrant, effective March 31, 1995, and filed on June 19,
                 1995 (Filed with Quarterly Report on Form 10- Q/A for the fiscal quarter ended March 31, 1995, and with Current Report on Form 8-K dated June 19, 1995, and incorporated herein by reference.)

        3.6      Certificate of Amendment of Articles of Incorporation of the
                 Registrant, effective December 30, 1996  (Filed herewith.)                           97

        3.7      Amended and Restated By-laws of the Registrant, as amended on
                 December 30, 1996 (Filed herewith.)                                                 101

        4.1      Certificate of Designation of Series B Convertible Preferred
                 Stock, filed on December 13, 1995 (Filed with Current Report on Form 8-K dated March 8, 1996, and incorporated herein by reference.)

        4.2      Certificate of Amendment of Certificate of Designation of
                 Series B Convertible Preferred Stock, effective December 31,
                 1996  (Filed herewith.)                                                             110

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

                                     48A



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

                                     48B

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


                                     48C

                                                                                          Page No.
                                                                                          --------
       10.22     Agreement on Administrative Expenses Apportionment between
                 Second Supply and Jin Huan Corporation, dated March 15, 1995
                 (Original Chinese version with English translation filed with
                 Annual Report on Form 10-K for the fiscal year ended December
                 31, 1995, and incorporated herein by reference.)

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

       10.27 Exchange Agreement, by and between the Registrant and Everbright Finance & Investment Co. Limited, dated July 22,
                 1996 (Filed with Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996, and incorporated herein by reference.)

       10.28     Loan Agreement between HARC and the Farming Bureau, dated
                 March 25, 1996, and the supplementary agreement dated December
                 31, 1996 (Certified English translation of original Chinese
                 version filed herewith.) (To be filed by Amendment)                                                    114

       10.29     Loan Agreement between HARC and the Registrant, dated March
                 25, 1996 (Certified English translation of original Chinese version filed herewith.) (To be filed by Amendment)

       10.30     Rental Agreement between HARC and the Hainan Farming Bureau
                 Testing Center, dated August 9, 1996 (Certified English translation of original Chinese version filed herewith.)

       10.31     Shareholders' Agreement on Business Restructuring among the
                 Farming Bureau, Guilinyang Farm and Billion Luck, dated as of
                 October 1, 1996 (Certified English translation of original Chinese version filed herewith.)

       10.32     Assets and Staff Transfer Agreement among the Farming Bureau,
                 HARC, First Supply and Second Supply, dated as of October 1,
                 1996 (Certified English translation of original Chinese version filed herewith.)

       10.33 Exchange Agreement, by and between the Registrant and Everbright Finance & Investment Co. Limited, dated December
                 31, 1996 (Filed herewith.)

       10.34     China Resources Development, Inc., Amended and Restated 1995
                 Stock Option Plan, as amended on December 30, 1996 (Filed herewith.)

       11.3      Computation of Earnings Per Share for Fiscal Year ended
                 December 31, 1996 (To be filed by Amendment)

       16.1      Letter from H.J. Swart & Company, P.A., to Registrant dated
                 March 22, 1995 (Filed with Current Report on Form 8-K/A dated
                 March 16, 1995.)




                                     48D

       21        Subsidiaries of the Registrant (Contained in Financial
                 Statements filed herewith.)

       27.4      Financial Data Schedule (Filed herewith.  For SEC use only.)

       99.4 Notice of Annual Meeting, Proxy Statement and Proxy distributed to shareholders in advance of annual meeting held on December 30, 1996 (Filed with Schedule 14A dated December
                 20, 1996, and incorporated herein by reference.)









                                     48E