Form 10-Q
period 1997-03-31
CHINA RESOURCES DEVELOPMENT INC
filed 1997-05-20
CIK 793628

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                         ------------------------------

                                   FORM 10-Q


(MARK ONE)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997 OR
                                      --------------

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


                      23/F Office Tower, Convention Plaza
                                 1 Harbour Road
                               Wanchai, Hong Kong
                    (Address of principal executive offices)

     Registrant's telephone number, including area code:  011-852-2810-7205


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  x     No
   -----     ------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,779,004 shares of common stock, $.001 par value, as of May 15, 1997.

Page 1 of 29 pages                                     Exhibit Index on Page 20

                                  CONVENTIONS


     Unless otherwise specified, all references in this report to "U.S. Dollars," "Dollars," "U.S.$," or "$" are to United States dollars; and all references to "Renminbi" or "Rmb" or "yuan" are to Renminbi yuan, which is the lawful currency of the People's Republic of China ("China" or "PRC"). The Company and Billion Luck maintain their accounts in U.S. Dollars and Hong Kong Dollars, respectively. HARC and the Operating Subsidiaries maintain their accounts in Renminbi yuan. The financial statements of the Company and its subsidiaries are prepared in Renminbi. Translations of amounts from Renminbi to U.S. Dollars are for the convenience of the reader. Unless otherwise indicated, any translations from Renminbi to U.S. Dollars or from U.S. Dollars to Renminbi have been made at the single rate of exchange as quoted by the People's Bank of China (the "PBOC Rate") on March 31, 1997, which was U.S.$1.00 = Rmb8.30. The Renminbi is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of Renminbi into U.S. Dollars or other currencies. All foreign exchange transactions take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. No representation is made that the Renminbi or U.S. Dollar amounts referred to herein could have been or could be converted into U.S. Dollars or Renminbi, as the case may be, at the PBOC Rate or at all.

     References to "Billion Luck" refer to Billion Luck Company Ltd., a British Virgin Islands company, which is a wholly-owned subsidiary of the Company.

     References to "Company" and "Registrant" are to China Resources Development, Inc., and include, unless the context requires otherwise, the operations of Billion Luck, HARC, First Supply, and Second Supply (all as hereinafter defined).

     References to "Farming Bureau" are to the Hainan Zhongwei Agricultural Reclamation General Company, a division of the Ministry of Agriculture, the PRC government agency responsible for matters relating to agriculture.

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

     References to "HARC" are to Hainan Zhongwei Agricultural Resources Company Limited, a company organized in the PRC, whose capital is owned 56% by Billion Luck, 39% by the Farming Bureau and 5% by Guilinyang Farm.

     References to "Operating Subsidiaries" are to the consolidated operations, assets and/or activities, as the context indicates, of First Supply and Second Supply.

     References to the "PRC" or "China" are to the People's Republic of China and include all territory claimed by or under the control of the Central Government, except Hong Kong, Macau, and Taiwan.

     References to "Restructuring Agreement" are to the Shareholders' Agreement on Business Restructuring among Billion Luck, the Farming Bureau and Guilinyang Farm, and the Assets and Staff Transfer Agreement among HARC, First Supply, Second Supply and the Farming Bureau, both of which were effective as of October 1, 1996.

     References to "Second Supply" are to Second Goods And Materials Supply And Sales Corporation, a company organized in the PRC and a wholly-owned subsidiary of HARC.

     References to "Tons"  are to metric tons.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

              CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
            (Amounts in thousands, except share and per share data)


                                                   Three Months Ended
                                      Note             March 31,
                                            --------------------------------
                                              1997        1996        1997
                                               RMB         RMB        US$
                                                       (unaudited)
SALES                                        109,398      255,120    13,181
COST OF SALES                               (101,118)    (241,021)  (12,183)
                                            --------    ---------   -------
GROSS PROFIT                                   8,280       14,099       998
DEPRECIATION OF FIXED ASSETS                    (334)        (595)      (40)
SELLING AND ADMINISTRATIVE EXPENSES           (7,459)      (9,986)     (899)
                                            --------    ---------   -------
OPERATING INCOME                                 487        3,518        59
FINANCIAL INCOME/ (EXPENSES), NET                647       (5,189)       78
OTHER INCOME                                   8,810        9,338     1,061
                                            --------    ---------   -------
INCOME BEFORE INCOME TAXES                     9,944        7,667     1,198
INCOME TAXES                                  (2,126)      (1,991)     (256)
                                            --------    ---------   -------
NET INCOME BEFORE MINORITY INTERESTS           7,818        5,676       942
MINORITY INTERESTS                            (4,437)      (3,180)     (535)
                                            --------    ---------   -------
NET INCOME FOR THE PERIOD                      3,381        2,496       407
                                            ========    =========   =======
EARNINGS PER SHARE                    2         0.60         1.73      0.07
                                            ========    =========   =======

        The accompanying notes are an integral part of these condensed consolidated financial statements.

              CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                  AS OF MARCH 31, 1997, AND DECEMBER 31, 1996
                             (Amounts in thousands)

                                         MARCH 31, 1997  DECEMBER 31, 1996  MARCH 31, 1997
                                         --------------  -----------------  --------------
                                  NOTES       RMB               RMB              US$
                                  -----   (UNAUDITED)        (AUDITED)       (UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                       126,372            131,006          15,226
Trade receivables (allowance for doubtful
 accounts in 1996 and 1997 - nil)                32,195              4,212           3,879
Other receivables, deposits and
 prepayments                                     70,372             48,755           8,478
Inventories                         3            71,181             55,452           8,576
Amounts due from related
 companies                                      136,796            147,221          16,481
Amount due from Farming
 Bureau                                           2,280            298,570             275
                                         --------------  -----------------  --------------
TOTAL CURRENT ASSETS                            439,196            685,216          52,915
FIXED ASSETS                        4             6,931              6,504             835
INVESTMENTS                                      11,044             12,344           1,331
GOODWILL                                          1,042              1,049             126
                                         --------------  -----------------  --------------
TOTAL ASSETS                                    458,213            705,113          55,206
                                         ==============  =================  ==============
LIABILITIES AND
SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Bank loans                                          ---            292,560             ---
Amounts due to related companies                  3,025                ---             364
Amounts due to shareholders                         ---              4,976             ---
Accounts payable                                 86,524             25,848          10,425
Income taxes payable                             19,181             17,063           2,311
Other payables and accrued
 liabilities                                     20,294             43,295           2,445
                                         --------------  -----------------  --------------
TOTAL CURRENT
 LIABILITIES                                    129,024            383,742          15,545

MINORITY INTERESTS                              113,017            108,580          13,617
                                         --------------  -----------------  --------------
TOTAL LIABILITIES AND
 MINORITY INTERESTS                             242,041            492,322          29,162
                                         ==============  =================  ==============

                                      -5-


                                         MARCH 31, 1997  DECEMBER 31, 1996  MARCH 31, 1997
                                         --------------  -----------------  --------------
                                  NOTES       RMB               RMB              US$
                                  -----   (UNAUDITED)        (AUDITED)       (UNAUDITED)

SHAREHOLDERS' EQUITY
Common Stock, US$0.001 par
value: Authorized - 200,000,000
shares in 1997 and 1996;
Issued and outstanding -
5,779,004 shares in 1997 and
1996                                                 48                 48               6
Preferred stock, authorized -
10,000,000 shares in 1997 and
1996:
Series B preferred stock,
US$0.001 par value: Authorized
- 3,200,000 shares in 1997 and
1996; Issued and outstanding -
3,220,000 shares in 1997 and
1996                                                270                270              33
Additional paid-in capital                      147,194            147,194          17,734
Reserves                                         17,748             17,748           2,138
Retained earnings                                50,912             47,531           6,134
                                         --------------  -----------------  --------------
TOTAL SHAREHOLDERS' EQUITY                      216,172            212,791          26,045
                                         --------------  -----------------  --------------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                            458,213            795,113          55,207
                                         ==============  =================  ==============

        The accompanying notes are an integral part of these condensed consolidated financial statements.

     CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

     (Amounts in thousands, except share and per share data)


                                          Series B                Addi-
                              Series A   Convertible  Series B    tional             Retained
                      Common  Preferred   Preferred   Preferred  Paid-In              Earn-
                      Stock     Stock       Stock       Stock    Capital   Reserves    ings     Total
                       RMB       RMB         RMB         RMB       RMB       RMB       RMB       RMB

Balance at December     101     53,930            --         --   20,961      8,930   20,527   104,449
31, 1995

Issuance of 1,283        --         --            --         --   72,520         --       --    72,520
shares of Series B
convertible
preferred stock,
net of shares
issuance costs

Conversion of 1,653     383         --            --         --     (383)        --       --        --
shares of Series B
convertible
preferred stock to
4,579,004 shares of
common stock

Exchange of             270    (53,930)           --         --   53,660         --       --        --
6,400,000 shares of
Series A preferred
stock for
3,200,000 shares of
common stock with
substantial
restrictions
("Restricted Common
Stock")

Exchange of            (270)        --            --        270       --         --       --        --
3,200,000 shares of
Restricted Common
Stock for 3,200,000
shares of Series B
preferred stock

Reverse stock          (436)        --            --         --      436         --       --        --
split, ten-to-one

Net income               --         --            --         --       --         --   35,822    35,822

Transfer to reserves     --         --            --         --       --      8,818   (8,818)       --
                      -----   --------   -----------  ---------  -------   --------  -------   -------

Balance at December      48         --            --        270  147,194     17,748   47,531   212,791
31, 1996

Net income for the       --         --            --         --       --         --    3,381     3,381
period                -----   --------   -----------  ---------  -------   --------  -------   -------

Balance at March         48         --            --        270  147,194     17,748   50,912   216,272
31, 1997              =====   ========   ===========  =========  =======   ========  =======   =======


              CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                             (Amounts in thousands)




                                                                          THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------------------------------
                                                               1997                1996                1997
                                                               RMB                 RMB                 US$
                                                            (UNAUDITED)         (UNAUDITED)         (UNAUDITED)
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income                                                    3,381               2,496                 407
Adjustments to reconcile net income to net
 cash provided by/(used in) operating activities:
   Minority interests                                         4,437               3,180                 535
   Depreciation and amortization                                341                 602                  41
   Loss on disposal of fixed assets                              --                   5                  --
Decrease/(increase) in assets:
 Trade receivables                                          (27,984)            (37,411)             (3,371)
 Other receivables, deposits and prepayments                (21,616)            (79,830)             (2,604)
 Inventories                                                (15,729)             43,263              (1,895)
 Amount due from Farming Bureau                               3,730              48,138                 449
 Amounts due from related companies                          10,425                 369               1,256
 Other current assets                                            --              19,448                  --
Increase/(decrease) in liabilities:
 Amounts due to related companies                             3,025              (7,021)                364
 Accounts payable                                            60,676               4,775               7,310
 Income taxes payable                                         2,118               1,806                 255
 Other payables and accrued liabilities                     (23,001)             14,425              (2,771)
                                                           --------             -------             -------
Net cash provided by / (used in) operating
 activities                                                    (197)             14,245                 (24)
                                                           --------             -------             -------

CASH FLOWS PROVIDED BY/(USED IN)
 INVESTING ACTIVITIES:
Purchases of fixed assets                                      (761)             (1,207)                (92)
Additions to construction in progress                            --                  --                  --
Proceeds from sale of investments                             1,300                 300                 157
                                                           --------             -------             -------
Net cash provided by/(used in) investing activities             539                (907)                 65
                                                           --------             -------             -------

CASH FLOWS PROVIDED BY/(USED IN)
 FINANCING ACTIVITIES
Issue of share capital less share offering costs                 --              45,934                  --
Loans from shareholders                                          --                  --                  --
Repayment of loans to shareholders                           (4,976)            (15,426)               (599)
Repayment of bank borrowings                                     --                  --                  --
Cash remitted to Farming Bureau                                  --                  --                  --
Short term advances                                              --                 362                  --
Loans to related companies                                       --                  --                  --
Cash from repayment of loans by related companies                --                  --                  --
Net cash provided by/(used in) financing activities          (4,976)             30,870                (599)
                                                           ========             =======             =======

NET INCREASE/(DECREASE) IN CASH AND
CASH EQUIVALENTS                                             (4,634)             44,208                (558)

Cash and cash equivalents, at beginning of period           131,006              56,942              15,784
                                                           --------             -------             -------

Cash and cash equivalents, at end of period                 126,372             101,150              15,226
                                                           ========             =======             =======


        The accompanying notes are an integral part of these condensed consolidated financial statements.

              CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                             (Amounts in thousands)

1. BASIS OF PRESENTATION:

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2. EARNINGS PER SHARE:

   The computation of primary earnings per share for the three months ended March 31, 1997, is based on the weighted average number of shares of common stock outstanding after giving effect to dilutive stock options, which are included as common share equivalents using the treasury stock method and assumed to be converted to common stock. The number of shares used in computing the primary earnings per share was 5,673,186. Fully diluted earnings per share is not materially different from primary earnings per share.

   The computation of primary earnings per share for the three months ended March 31, 1996, is based on the weighted average number of common stock outstanding after giving effect to dilutive stock options and Series B convertible preferred stock, which are included as common share equivalents using the treasury stock method and assumed to be converted to common stock, respectively. The number of shares used in computing the primary earnings per share was 1,439,683 as if the one-for-ten reverse stock split had been completed at the beginning of the period. Fully diluted earnings per share is not materially different from primary earnings per share.


3. INVENTORIES:

                                 MARCH 31,      DECEMBER 31,
                                      1997              1996
                                 ---------      ------------
                                     RMB               RMB
                               (unaudited)        (audited)
    Finished goods                71,181             55,452
                                  ======             ======


     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.


4.   FIXED ASSETS:

                                          MARCH 31,     DECEMBER 31,
                                             1997              1996
                                           ------            ------
                                             RMB              RMB
                                         (unaudited)       (audited)
   Cost:
    Buildings                               3,806             3,806
    Plant, machinery and equipment          1,656             1,645
    Transportation vehicles and equipment   5,014             4,264
                                           ------             -----

                                           10,476             9,715
                                           ------             -----

   Accumulated depreciation:
    Buildings                               1,925             1,711
    Plant, machinery and equipment            278               238
    Transportation vehicles and equipment   1,342             1,262
                                           ------             -----
                                            3,545             3,211
                                           ------             -----

   Net book value                           6,931             6,504
                                           ======             =====



5.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:



                                                   THREE MONTHS ENDED MARCH 31,
                                                   --------------------------------
                                                        1997               1996
                                                        RMB                RMB
                                                     (UNAUDITED)        (UNAUDITED)
Cash paid during the period for interest expenses        651               28,258
                                                        ====               ======


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     The following table shows the selected unaudited condensed consolidated income statements data of the Company and its subsidiaries for the three months ended March 31, 1996 and 1997. The data should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and related Notes thereto.

     The discussions below are presented in the Company's primary operating currency which is the Renminbi Yuan ("Rmb"). For information purposes the amounts have been translated into U.S. dollars at an exchange rate of $1.00 = Rmb8.30 which represents the single rate of exchange as quoted by the People's Bank of China on March 31, 1997. No representation is made that Rmb amounts could have been, or could be, converted into U.S. dollars at that rate or any other rate.


(Amounts in thousands)                                             Three months ended
                                                                        March 31,
                                                                        ---------
                                                                     1997        1996
                                                                  (unaudited) (unaudited)
                                                                      RMB         RMB
Sales:
  Distribution of natural rubber                                      96,082   233,351
  Procurement of materials and supplies                               13,316    21,769
                                                                     -------   -------
                                                                     109,398   255,120
                                                                     =======   =======
  Gross profit                                                         8,280    14,099
  Gross profit margin (%)                                               7.57      5.53
  Income before income taxes                                           9,944     7,667
  Income taxes                                                        (2,126)   (1,991)
                                                                     -------   -------
  Net income                                                           7,818     5,676
  Minority interests                                                  (4,437)   (3,180)
                                                                     -------   -------
  Net income after minority interests                                  3,381     2,496
                                                                     =======   =======

     SALES AND GROSS PROFIT

     Total net sales for the quarter ended March 31, 1997 decreased by approximately Rmb146 million (US$17.5 million) or 57.1% to approximately Rmb109 million (US$13.1 million), compared to approximately Rmb255 million (US$30.7 million) for the corresponding period in 1996. Net sales of natural rubber declined by approximately Rmb137 million (US$16.5 million) or 58.8% to approximately Rmb96 million (US$11.6 million), compared to approximately Rmb233 million (US$28.1 million) for the corresponding period in 1996. Net sales revenue from the procurement of materials and supplies also decreased by approximately Rmb8.5 million (US$1.0 million) or 38.8% to Rmb13.3 million (US$1.6 million), compared to approximately Rmb21.8 million (US$2.6 million) for the corresponding period in 1996.

     The domestic natural rubber consumption market remained rather weak for the first quarter of fiscal 1997. There is an over supply of natural rubber in the domestic market as a result of excess backlog of natural rubber inventory in the market brought forward from fiscal 1996, an influx of imported natural rubber and a drop in worldwide rubber prices. The domestic natural rubber price further plummeted to approximately Rmb10,800 (US$1,301) per ton at the quarter end compared to approximately Rmb12,000 (US$1,446)per ton at the beginning of the quarter and approximately Rmb14,500 (US$1,747) per ton for the comparable period in 1996.

     In protecting the Company against the decline in domestic natural rubber price, management has made a strategic move at the beginning of the quarter to divert a portion of the natural rubber distribution under a non-exclusive agency arrangement with an affiliate of the Farming Bureau (the "Affiliate"). Under this agency arrangement, the Company, by making use of its sales network, receives a fixed percentage of commission income for every dollar of natural rubber sales made by the Affiliate that was arranged through the sales network of the Company. Sales of natural rubber under agency arrangement were not recorded by the Company as sales revenue but only the commission earned from such sales was included under other income. By adopting this strategy, the Company successfully reduced the price risk associated with holding natural rubber inventory as well as other stock holding costs. This change in sales strategy, together with the drop in sales quantity and domestic natural rubber price, mainly account for the decrease in the Company's sales revenue from the distribution of natural rubber.

     Net sales from procurement of materials and supplies remained low at the first quarter of fiscal 1997 because of the weak consumption market. The Company also reduced in scope on those procurement segments with unsatisfactory net margin contribution. This accounts for the drop in the net sales revenue from procurement of materials and supplies.

     Gross profit decreased by Rmb5,819,000 (US$701,084) or 41.3% to Rmb8,280,000 (US$997,590), compared to Rmb14,099,000 (US$1,698,675) for the corresponding period in 1996. The drop in gross profit was mainly due to the reduction in net sales revenue. Gross profit margin increased by 2.1 percentage points to 7.6% for the first quarter of fiscal 1997, compared to 5.5% for the corresponding period in 1996. The gross profit margin on natural rubber distribution increased by 1.9 percentage points to 7.1% for the first quarter ended March 31, 1997, compared with 5.2% for the corresponding period in 1996. The improved gross margin was mainly a result of contribution from rubber futures gain on specific hedges of natural rubber inventory held and natural rubber purchase commitment, which was used to reduce the carrying cost of the natural rubber inventory. Gross profit margin from procurement of materials supplies also increased by 2 percentage points to 11% for the first quarter of fiscal 1997, compared to 9% for the corresponding period in 1996. The improved gross margin was mainly a result of the management's decision to reduce those procurements with low gross margin contribution and focus on those segments with relatively higher gross margin contribution, such as fuels and chemicals and fertilizers and pesticides.

     SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses decreased by Rmb2,527,000 (US$304,458) or 25.3% to Rmb7,459,000 (US$898,675) for the first quarter of fiscal 1997, compared with Rmb9,986,000 (US$1,203,133) for the corresponding period in 1996. The reduction is primarily a result of the restructuring of operations implemented with effect from the last quarter of fiscal 1996. The restructuring has resulted in reduced administrative overheads, staff costs and the related welfare expenses. The reduction in operating expenses achieved through the restructuring of operations was partially offset by the increase in legal and professional fees associated with regulatory compliance and public relations costs incurred as a result of the NASDAQ listing status of the Company.

     NET FINANCIAL INCOME(EXPENSES)

     The Company recorded net financial income of Rmb647,000 (US$77,952) for the first quarter of fiscal 1997 compared to net financial expenses of Rmb5,189,000 (US$625,181) for the corresponding period in 1996. This was primarily attributable to the reduction in bank interest expenses following the execution of the Restructuring Agreement effective on October 1, 1996. Pursuant to the Restructuring Agreement, all outstanding bank loans of the Company were deemed assigned to the Farming Bureau, together with certain accounts receivable from the farms and certain affiliates of the Farming Bureau. As a result, all bank interest incurred by the Company commencing October 1, 1996 was recovered from the Farming Bureau. The net financial income for the quarter ended March 31, 1997 represented mainly the bank interest income and the foreign exchange gain.

     OTHER INCOME, NET

     Other income decreased by Rmb528,000 (US$63,614) or 5.7% to Rmb8,810,000 (US$1,061,446) for the quarter ended March 31, 1997, compared with Rmb9,338,000 (US$1,125,060) for the corresponding period in 1997. The decrease was mainly due to less income from trading of rubber futures contracts was earned during fiscal quarter of 1997 as compared to that of 1996.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary liquidity needs are to fund accounts receivable, inventories and to expand business operations. The Company has financed its working capital requirements mainly through a combination of internally generated cash and proceeds from the offshore private placements completed in the year 1996. Net cash used in operating activities was Rmb197,000 (US$24,000) for the three months ended March 31, 1997. Net cash provided by operating activities was Rmb14,245,000 (US$1,716,265) for the three months ended March 31, 1996. The Company had a working capital surplus of approximately Rmb310 million (US$37.3 million) as of March 31, 1997.

     On March 28, 1997 and March 31, 1997, the Company completed formal assignments, in the aggregate, of approximately Rmb293 million (US$35.3 million) in bank loans to the Farming Bureau.

     There has been no other significant change in financial condition and liquidity since the fiscal year ended December 31, 1996. The Company believes that the net proceeds retained from its capital raising efforts, together with internally generated funds, will be sufficient to satisfy its anticipated working capital needs for at least the next 12 months.

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

     3.6 Certificate of Amendment of Articles of Incorporation of the Registrant, effective December 30, 1996 (Filed with annual report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.)

     3.7 Amended and Restated By-laws of the Registrant, as amended on December 30, 1996 (Filed with annual report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.)

     4.1  Certificate of Designation of Series B Convertible Preferred
          Stock, filed on December 13, 1995 (Filed with Current Report on Form 8-K dated March 8, 1996, and incorporated herein by reference.)

     4.2  Certificate of Amendment of Certificate of Designation of
          Series B Convertible Preferred Stock, effective December 31, 1997 (Filed with annual report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.)

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

    10.20 Letter dated June 1, 1995 extending the repayment date to December 31, 1995, for loans extended to Billion Luck by Everbright Finance & Investment Co. Limited, Worlder International Company Limited and Hong Wah Investment Holdings Limited, pursuant to Credit Agreement dated June 1, 1994 (Filed with Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995, and incorporated herein by reference.)

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

    10.28 Loan Agreement between HARC and the Farming Bureau, dated March
          25, 1996, and the supplementary agreement dated December 31, 1996 (Certified English translation of original Chinese version filed with annual report on Form 10-K/A for the fiscal year ended December 31, 1996.)

    10.29 Loan Agreement between HARC and the Registrant, dated March 25,
          1996 (Certified English translation of original Chinese version filed with annual report on Form 10-K/A for the fiscal year ended December 31, 1996.)

    10.30 Rental Agreement between HARC and the Hainan Farming Bureau
          Testing Center, dated August 9, 1996 (Certified English translation of original Chinese version filed with annual report on Form 10-K for the fiscal year ended December 31, 1996.)

    10.31 Shareholders' Agreement on Business Restructuring among the
          Farming Bureau, Guilinyang Farm and Billion Luck, dated as of October 1, 1996 (Certified English translation of original Chinese version filed with annual report on Form 10-K for the fiscal year ended December 31, 1996.)

    10.32 Assets and Staff Transfer Agreement among the Farming Bureau,
          HARC, First Supply and Second Supply, dated as of October 1, 1996 (Certified English translation of original Chinese version filed with annual report on Form 10-K for the fiscal year ended December 31, 1996.)

    10.33 Exchange Agreement, by and between the Registrant and Everbright Finance & Investment Co. Limited, dated December 31, 1996 (Filed with annual report on Form 10-K for the fiscal year ended December 31, 1996.)

    10.34 China Resources Development, Inc., Amended and Restated 1995
          Stock Option Plan, as amended on December 30, 1996 (Filed with annual report on Form 10-K for the fiscal year ended December 31, 1996.)

    10.35 Agency Agreement on Natural Rubber Distribution between Hainan General Bureau Jin Huan Materials Supply General Company and HARC, dated January 2, 1997 (certified English translation of original Chinese version filed herewith.)

    11 Computation of Earnings (Loss) Per Share (Contained in Financial Statements in Part I, Item 1, hereof.)

    27.1  Financial Data Schedule (Filed herewith. For SEC use only.)

   (b) During the three months ended March 31, 1997, the Company filed no Current Reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CHINA RESOURCES DEVELOPMENT, INC.




May 19, 1997                       By:/s/ Li Shunxing
                                      -------------------------------
                                      Li Shunxing, President



                                   By:/s/ Tam Cheuk Ho
                                      -------------------------------
                                      Tam Cheuk Ho, Chief Financial Officer

                                 EXHIBITS INDEX


Exhibit No.          Exhibit Description                             Page No.
----------           -------------------                             --------

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

     3.6  Certificate of Amendment of Articles of
          Incorporation of the Registrant, effective December 30,
          1996 (Filed with annual report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.)

     3.7 Amended and Restated By-laws of the Registrant, as amended on December 30, 1996 (Filed with annual report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.)

     4.1  Certificate of Designation of Series B Convertible
          Preferred Stock, filed on December 13, 1995 (Filed with Current Report on Form 8-K dated March 8, 1996, and incorporated herein by reference.)

     4.2  Certificate of Amendment of Certificate of
          Designation of Series B Convertible Preferred Stock, effective December 31, 1997 (Filed with annual report on Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.)

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

    10.28 Loan Agreement between HARC and the Farming Bureau, dated March 25, 1996, and the supplementary agreement dated December 31, 1996 (Certified English translation of original Chinese version filed with annual report on Form 10-K/A for the fiscal year ended December 31, 1996.)

    10.29 Loan Agreement between HARC and the Registrant, dated March 25, 1996 (Certified English translation of original Chinese version filed with annual report on Form 10-K/A for the fiscal year ended December 31, 1996.)

    10.30 Rental Agreement between HARC and the Hainan
          Farming Bureau Testing Center, dated August 9, 1996
          (Certified English translation of original Chinese version filed with annual report on Form 10-K for the fiscal year ended December 31, 1996.)

    10.31 Shareholders' Agreement on Business Restructuring among the Farming Bureau, Guilinyang Farm and Billion Luck, dated as of October 1, 1996 (Certified English translation of original Chinese version filed with annual report on Form 10-K for the fiscal year ended December 31, 1996.)

    10.32 Assets and Staff Transfer Agreement among the
          Farming Bureau, HARC, First Supply and Second Supply, dated as of October 1, 1996 (Certified English translation of original Chinese version filed with annual report on Form 10-K for the fiscal year ended December
          31, 1996.)

    10.33 Exchange Agreement, by and between the Registrant and Everbright Finance & Investment Co. Limited, dated
          December 31, 1996 (Filed with annual report on Form 10-K for the fiscal year ended December 31, 1996.)

    10.34 China Resources Development, Inc., Amended and
          Restated 1995 Stock Option Plan, as amended on December
          30, 1996 (Filed with annual report on Form 10-K for the fiscal year ended December 31, 1996.)

    10.35 Agency Agreement on Natural Rubber Distribution between Hainan     26
          General Bureau Jin Huan Materials Supply General Company and HARC, dated January 2, 1997 (certified English translation of original Chinese version filed herewith.)

    11 Computation of Earnings (Loss) Per Share (Contained in Financial Statements in Part I, Item 1, hereof.)

    27.1  Financial Data Schedule (Filed herewith. For SEC use only.)        29