Form 10-K/A
period 1996-12-31
CHINA RESOURCES DEVELOPMENT INC
filed 1997-07-28
CIK 793628

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K/A
                               (AMENDMENT NO. 1)

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

Page 1 of 166 pages                                  Exhibit Index on Page 90

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

                                                  Amount and
        Name and Address                           Nature of                              Percent of
      of Beneficial Owner                  Beneficial Ownership (1)                       Class (2)
      -------------------                  ------------------------                       ---------
Everbright Finance & Investment               334,800 Common Stock                           5.79%
 Co. Limited (2)
23/F., Office Tower                         3,200,000 Series B Preferred                      100%
Convention Plaza
1 Harbour Road
Wanchai, Hong Kong

Worlder International Company                 486,000 Common Stock                           8.41%
 Limited (3)
21/F., Great Eagle Centre
No. 23 Harbour Road
Hong Kong

Lowrey Capital Management                     290,574 Common Stock                           5.03%
 International, L.L.C.
10 Mill Pond Lane
Simsbury, CT 06070


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

       10.33 Exchange Agreement, by and between the Registrant and Everbright Finance & Investment Co. Limited, dated December
                 31, 1996 (Filed herewith.)

       10.34     China Resources Development, Inc., Amended and Restated 1995
                 Stock Option Plan, as amended on December 30, 1996 (Filed herewith.)

       11.3      Computation of Earnings Per Share for Fiscal Year ended
                 December 31, 1996 (Filed herewith.)

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

                                          Date: April 14, 1997


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

13.      SHARE CAPITAL

         On December 2, 1994, pursuant to the Reverse Acquisition set out in note 1, the Company underwent a reverse stock split such that, immediately prior to the closing of the Acquisition Agreement, there were 120,000 issued and outstanding shares of common stock of US$0.001 (RMB0.008) par value each. On closing of the Acquisition Agreement, the Company acquired all of the issued and outstanding shares of Billion Luck by the issue of an aggregate of 1,080,000 shares of common stock of US$0.001 (RMB0.008) par value each of the Company, after adjusting for the Reverse Stock Split in 1996. The difference between the nominal value of the Company's shares issued under the Reverse Acquisition and the paid-up value of the shares of Billion Luck was credited as additional paid-in capital.

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

         Pursuant to an exchange agreement dated as of July 22, 1996 between the Company and the holder of series A preferred stock at that date (the "Holder"), all the 6,400,000 outstanding shares of series A preferred stock of the Company were exchanged on a five-for-one basis to 3,200,000 shares of common stock of the Company (the "Restricted Common Stock"), after adjusting for the Reverse Stock Split in 1996, and the Holder waived its rights to participate in dividends and distributions on dissolution or liquidation in connection with the Restricted Common Stock for a period of seven years and accepted limitations on future registration. According to a valuation of the Restricted Common Stock and series A preferred stock performed by an independent professional valuer in the United States of America, the exchange ratio of five Restricted Common Stock for one series A preferred stock of the Company represents an exchange at fair market values.

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

16.      ACQUISITION OF HAINAN AGRICULTURAL

         The fair value of assets/liabilities of First Supply and Second Supply as at June 28, 1994 contributed by the Farming Bureau for the subscription of the 39% equity interest in Hainan Agricultural, as set out in note 1, are as follows:

                                                           RMB
         Cash and cash equivalents                      48,458
         Trade receivables                             115,646
         Other receivables and prepayments              31,255
         Inventories                                    66,849
         Amounts due from related companies            353,190
         Fixed assets                                   16,661
         Construction in progress                       14,050
         Investments                                     2,148
         Bank loans                                   (327,303)
         Amount due to Farming Bureau                 (111,868)
         Amounts due to related companies              (66,993)
         Accounts payable                              (77,109)
         Accrued liabilities                           (25,984)
                                                     ---------

         Fair value of net assets contributed           39,000
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

                                 EXHIBITS INDEX


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

       10.33 Exchange Agreement, by and between the Registrant and Everbright Finance & Investment Co. Limited, dated December
                 31, 1996 (Filed herewith.)

       10.34     China Resources Development, Inc., Amended and Restated 1995
                 Stock Option Plan, as amended on December 30, 1996 (Filed herewith.)

       11.3      Computation of Earnings Per Share for Fiscal Year ended
                 December 31, 1996 (Filed herewith.)

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