Form 10-Q
period 1997-06-30
CHINA RESOURCES DEVELOPMENT INC
filed 1997-08-19
CIK 793628

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                         ------------------------------


                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended June 30, 1997 or

| | Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from ___________ to ____________


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,029,004 shares of common stock, $.001 par value, as of August 15, 1997.

Page 1 of 46 pages                                     Exhibit Index on Page 22

                                   CONVENTIONS


         Unless otherwise specified, all references in this report to "U.S. Dollars," "Dollars," "U.S.$," or "$" are to United States dollars; and all references to "Renminbi" or "Rmb" or "yuan" are to Renminbi yuan, which is the lawful currency of the People's Republic of China ("China" or "PRC"). The Company and Billion Luck maintain their accounts in U.S. Dollars and Hong Kong Dollars, respectively. HARC and the Operating Subsidiaries maintain their accounts in Renminbi yuan. The financial statements of the Company and its subsidiaries are prepared in Renminbi. Translations of amounts from Renminbi to U.S. Dollars are for the convenience of the reader. Unless otherwise indicated, any translations from Renminbi to U.S. Dollars or from U.S. Dollars to Renminbi have been made at the single rate of exchange as quoted by the People's Bank of China (the "PBOC Rate") on June 30, 1997, which was U.S.$1.00 = Rmb8.30. The Renminbi is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of Renminbi into U.S. Dollars or other currencies. All foreign exchange transactions take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. No representation is made that the Renminbi or U.S. Dollar amounts referred to herein could have been or could be converted into U.S. Dollars or Renminbi, as the case may be, at the PBOC Rate or at all.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

             CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
             (Amounts in thousands, except share and per share data)




                                           Note              Three months ended                        Six months ended
                                                                    June 30,                                  June 30,
                                                      -----------------------------------        ----------------------------------
                                                         1997         1996         1997          1997         1996           1997
                                                         RMB           RMB          USD           RMB          RMB            USD
                                                                   (unaudited)                              (Unaudited)

SALES                                                  365,069        540,599       43,984        474,467       795,719     57,165

COST OF SALES                                         (348,557)      (478,773)     (41,995)      (449,675)     (719,794)   (54,178)
                                                      --------       --------      -------       --------      --------    -------

GROSS PROFIT                                            16,512         61,826        1,989         24,792        75,925      2,987

DEPRECIATION OF FIXED ASSETS                              (510)          (613)         (61)          (844)       (1,208)      (102)

SELLING AND ADMINISTRATIVE EXPENSES                     (8,258)       (15,187)        (995)       (15,717)      (25,173)    (1,893)
                                                      --------       --------      -------       --------      --------    -------

OPERATING INCOME                                         7,744         46,026          933          8,231        49,544        992

FINANCIAL INCOME/(EXPENSES), NET                           243        (16,487)          29            890       (21,676)       107

OTHER INCOME                                             9,936         (5,095)       1,197         18,745         4,243      2,258
                                                      --------       --------      -------       --------      --------    -------

INCOME BEFORE INCOME TAXES                              17,923         24,444        2,159         27,866        32,111      3,357

INCOME TAXES                                            (4,027)        (3,586)        (485)        (6,153)       (5,577)      (741)
                                                      --------       --------      -------       --------      --------    -------

NET INCOME BEFORE MINORITY INTERESTS                    13,896         20,858        1,674         21,713        26,534      2,616


MINORITY INTERESTS                                      (7,161)       (10,221)        (863)       (11,598)      (13,401)    (1,397)
                                                      --------       --------      -------       --------      --------    -------

NET INCOME FOR THE PERIOD                                6,735         10,637          811         10,115        13,133      1,219
                                                      ========       ========      =======       ========      ========    =======

EARNINGS PER SHARE                           2            1.12           4.79         0.13           1.70          5.92       0.20
                                                      ========       ========      =======       ========      ========    =======




The accompanying notes are an integra2l part of these condensed cconsolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                   AS OF JUNE 30, 1997, AND DECEMBER 31, 1996
                             (Amounts in thousands)


                                                       JUNE 30, 1997         December 31,            June 30, 1997
                                                       -------------         ------------            -------------
                                                            RMB                  1996                     US$
                                                                                 ----
                                           NOTE          (UNAUDITED)              RMB                 (unaudited)
                                           ----                                (audited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents                                     85,423               131,006                 10,292

Trade receivables                                             21,191                 4,212                  2,553

Other receivables, deposits and                              106,644                48,755                 12,849
   prepayments

Inventories                                   3               60,626                55,452                  7,305

Amounts due from related                                     164,380               147,221                 19,805
   companies

Amount due from Farming                                        4,528               298,570                    546
   Bureau

TOTAL CURRENT ASSETS                                         442,792               685,216                 53,349

FIXED ASSETS                                  4                7,264                 6,504                    875

INVESTMENTS                                                   11,159                12,344                  1,344

GOODWILL                                                       1,034                 1,049                    125
                                                             --------              -------                 ------
TOTAL ASSETS                                                 462,249               705,113                 55,693
                                                             =======               =======                 ======

LIABILITIES AND
SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Bank loans                                                        --               292,560                     --

Amounts due to related companies                               3,963                    --                    478

Amounts due to shareholders                                      299                 4,976                     36

Accounts payable                                              78,694                25,848                  9,481

Income taxes payable                                          19,830                17,063                  2,389

Other payables and accrued liabilities                        10,080                43,295                  1,215

TOTAL CURRENT                                                112,866               383,742                 13,599
   LIABILITIES

MINORITY INTERESTS                                           120,178               108,580                 14,479
                                                             -------               -------                 ------

TOTAL LIABILITIES                                            233,044               492,322                 28,078
                                                             =======               =======                 ======

                                                       JUNE 30, 1997         December 31,            June 30, 1997
                                                       -------------         ------------            -------------
                                                            RMB                  1996                     US$
                                                                                 ----
                                           NOTE          (UNAUDITED)              RMB                 (unaudited)
                                           ----                                (audited)
SHAREHOLDERS' EQUITY
Common Stock, US$0.001 par
value: Authorized - 200,000,000
shares in 1997 and 1996;
Issued and outstanding -
6,029,004 and 5,779,004 shares
in 1997 and 1996 respectively                                     48                   48                       6

Preferred stock, authorized -
10,000,000 shares in 1997 and
1996: Series B preferred stock,
US$0.001 par value: Authorized -
3,200,000 shares in 1997 and
1996; Issued and outstanding -
3,200,000 shares in 1997 and
1996                                                             270                  270                      33

Additional paid-in capital                                   153,493              147,194                  18,493

Reserves                                                      17,748               17,748                   2,138

Retained earnings                                             57,646               47,531                   6,945
                                                             -------              -------                  ------

TOTAL SHAREHOLDERS' EQUITY                                   229,205              212,791                  27,615
                                                             -------              -------                  ------

TOTAL LIABILITIES AND                                        462,249              705,113                  55,693
SHAREHOLDERS' EQUITY                                         =======              =======                  ======




The accompanying notes are an integral part of these condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                             (Amounts in thousands)


                                                                                SIX MONTHS ENDED JUNE 30,
                                                                            ------------------------------
                                                                             1997         1996        1997
                                                                             RMB          RMB          USD
                                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  10,115        13,133      1,219
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Minority interests                                                    11,598        13,401      1,397
      Depreciation and amortization                                            844         1,208        102
      (Gain)/loss on disposal of fixed assets                                  405                     5 49
Decrease/(increase) in assets:
   Trade receivables                                                       (16,979)      (20,684)    (2,046)
   Other receivables, deposits and prepayments                             (51,590)      (70,965)    (6,216)
   Inventories                                                              (5,174)       38,745       (623)
   Amount due from Farming Bureau                                            1,482        56,076        179
   Amounts due from related companies                                      (17,159)      (41,891)    (2,067)
   Other current assets                                                         --        19,448         --
Increase/(decrease) in liabilities:
   Amounts due to related companies                                          3,963        (4,688)       477
   Accounts payable                                                         52,846        50,306      6,367
   Income taxes payable                                                      2,767         4,002        334
   Other payables and accrued liabilities                                  (33,215)       36,547     (4,002)
                                                                          --------       -------    -------
Net cash provided by/(used in) operating activities                        (40,097)       94,643     (4,830)
                                                                          --------       -------    -------

CASH FLOWS PROVIDED BY/(USED IN)
 INVESTING ACTIVITIES:
Purchases of fixed assets                                                   (1,997)       (1,504)      (241)
Purchases of investments                                                        --          (200)        --
Reduction of minority interests                                                 --          (164)        --
Additions to construction in progress                                           --            --         --
Proceeds from disposal of fixed assets                                           3            --         --
Proceeds from sale of investments                                            1,185            --        143
                                                                          --------       -------    -------
Net cash used in investing activities                                         (809)       (1,868)       (98)
                                                                          --------       -------    -------

CASH FLOWS PROVIDED BY/(USED IN)
 FINANCING ACTIVITIES
Issue of share capital less share offering costs                                --        45,223         --
Loans from shareholders                                                         --            --         --
Repayment of loans to shareholders                                          (4,677)      (15,427)      (563)
Repayment of bank borrowings                                                    --          (440)        --
Cash remitted to Farming Bureau                                                 --            --         --
Short term advances                                                             --       (86,917)        --
Loans to related companies                                                      --            --         --
Cash from repayment of loans by related companies                               --            --         --
                                                                          --------       -------    -------
Net cash used in financing activities                                       (4,677)      (57,561)      (563)
                                                                          ========       =======    =======

NET INCREASE/(DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                          (45,583)       35,214     (5,491)
Cash and cash equivalents, at beginning of period                          131,006        56,942     15,783
                                                                          --------       -------    -------
Cash and cash equivalents, at end of period                                 85,423        92,156     10,292
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

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

             (Amounts in thousands, except share and per share data)


                                                             Series B        Additional
                                            Common          Preferred         Paid-In                        Retained
                                             Stock            Stock           Capital        Reserves        Earnings     Total
                                              RMB              RMB              RMB             RMB             RMB         RMB

Balance at December 31, 1996                    48              270            147,194           17,748      47,531      212,791

Issuance of 250,000 shares of common            --               --              6,299               --          --        6,299
stock as compensation for public relations
and consulting services received

Net income for the period                       --               --                 --               --      10,115       10,115
                                             -----            -----            -------           ------      ------      -------

Balance at June 30, 1997                        48              270            153,493           17,748      57,646      229,205
                                             =====            =====            =======           ======      ======      =======



               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Amounts in thousands)

1.   BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2.   EARNINGS PER SHARE:

     The computation of primary earnings per share for the three months and six months ended June 30, 1997, are based on the weighted average number of shares of common stock outstanding after giving effect to dilutive stock options, which are included as common share equivalents using the treasury stock method and assumed to be converted to common stock. The number of shares used in computing the primary earnings per share for the three months and six months ended June 30, 1997, were 6,029,004 and 5,945,671 respectively. Fully diluted earnings per share is not materially different from primary earnings per share.

     The computation of primary earnings per share for the three months and six months ended June 30, 1996, is based on the weighted average number of common stock outstanding after giving effect to dilutive stock options and Series B convertible preferred stock, which are included as common share equivalents using the treasury stock method and assumed to be converted to common stock, respectively. The number of shares used in computing the primary earnings per share was 2,219,285 as if the one-for-ten reverse stock split had been completed at the beginning of the period. Fully diluted earnings per share is not materially different from primary earnings per share.


3.   INVENTORIES:

                                                      JUNE 30,                    DECEMBER 31,
                                                          1997                            1996
                                                  ------------                     -----------
                                                           RMB                             RMB
                                                    (Unaudited)                     (Unaudited)
     Finished goods                                     60,626                          55,452
                                                       =======                        ========


Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

4.   FIXED ASSETS:

                                                    JUNE 30,                DECEMBER 31,
                                                        1997                        1996
                                                 ------------               ------------
                                                         RMB                         RMB
                                                 (unaudited)                   (audited)
Cost:
  Buildings                                            4,418                       3,806
  Plant, machinery and equipment                       1,854                       1,645
  Transportation vehicles and equipment                5,560                       4,264
                                                      ------                       -----
                                                      11,832                       9,715
                                                      ------                       -----

Accumulated depreciation:
  Buildings                                            2,305                       1,711
  Plant, machinery and equipment                         444                         238
  Transportation vehicles and equipment                1,819                       1,262
                                                     -------                     -------
                                                       4,568                       3,211
                                                     -------                     -------

Net book value                                         7,264                       6,504
                                                     =======                     =======

5.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


                                                          SIX MONTHS ENDED JUNE 30,
                                                    -------------------------------------
                                                       1997                         1996
                                                        RMB                          RMB
                                                    (UNAUDITED)                 (UNAUDITED)
Cash paid during the period for interest expenses      2,958                       12,801
                                                     =======                      =======



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         The following table shows the selected unaudited condensed consolidated income statements data of the Company and its subsidiaries for the three months and six months ended June 30, 1996 and 1997. The data should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and related Notes thereto.

         The discussions below are presented in the Company's primary operating currency which is the Renminbi Yuan ("Rmb"). For information purposes the amounts have been translated into U.S. dollars at an exchange rate of $1.00 = Rmb8.30 which represents the single rate of exchange as quoted by the People's Bank of China on June 30, 1997. No representation is made that Rmb amounts could have been, or could be, converted into U.S. dollars at that rate or any other rate.

         (Amounts in thousands)


                                                 Three months                   Six months
                                                     ended                        ended
                                                   June 30,                      June 30,
                                                   --------                      --------
                                               1997          1996           1997           1996
                                                RMB           RMB            RMB           RMB
Sales:

  Distribution of natural rubber
  Procurement of materials and                353,067       354,069        449,149        587,420
    supplies                                   12,002       186,530         25,318        208,299
                                             --------      --------       --------       --------

                                              365,069       540,599        474,467        795,719
                                             --------      --------       --------       --------

  Gross profit                                 16,512        61,826         24,792         75,925
  Gross profit margin (%)                        4.52         11.44           5.23           9.54

  Income before income taxes                   17,923        24,444         27,866         32,111
  Income taxes                                 (4,027)       (3,586)        (6,153)        (5,577)
                                             --------      --------       --------       --------

  Net income                                   13,896        20,858         21,713         26,534
  Minority interests                           (7,161)      (10,221)       (11,598)       (13,401)
                                             --------      --------       --------       --------

  Net income after minority                     6,735        10,637         10,115         13,133
    interests                                ========      ========       ========       ========


         SALES AND GROSS PROFIT

         Total net sales for the second quarter of fiscal 1997 decreased by approximately Rmb176 million (US$21 million) or 32.5% to approximately Rmb365 million (US$44 million), compared to approximately Rmb541 million (US$65 million) for the corresponding period in 1996. This decrease was mainly due to the decrease in net sales from procurement of materials and supplies by approximately Rmb175 million (US$21 million) or 93.6% to approximately Rmb12 million (US$1.4 million), compared to approximately Rmb187 million (US$22 million) for the corresponding period in 1996.

         For the first half year of 1997, the Company's total net sales decreased by Rmb321 million (US$39 million) or 40.4%. The net sales of natural rubber, and materials and supplies, decreased by Rmb138 million (US$17 million) or 23.5%, and Rmb183 million (US$22 million) or 88%, respectively, as compared to the corresponding period in 1996.

         The domestic natural rubber consumption market remained sluggish for the first half of fiscal 1997. There is an excess supply of natural rubber in the domestic market as a result of an influx of imported natural rubber and a drop in worldwide rubber prices. The domestic natural rubber price further dropped to approximately Rmb10,400 per ton at the end of the period, compared to approximately Rmb12,000 per ton at the beginning of the period and approximately Rmb13,000 per ton for the comparable period in 1996.

         Net sales from procurement of materials and supplies remained low in the first half of fiscal 1997 because of the weak consumption market. The Company also reduced the scope of those procurement segments with unsatisfactory net margin contribution. There was a high margin contribution from trading of agricultural products in 1996. However, this market was not as favorable in 1997 as compared to 1996, which accounted for the drop in net sales and gross profit margin.

         For the first half of fiscal 1997, gross profit decreased by Rmb51,133,000 (US$6,161,000) or 67% to Rmb24,792,000 (US$2,987,000), compared to
Rmb75,925,000 (US$9,148,000) for the corresponding period in 1996. The overall gross profit margin also decreased from 9.54% to 5.23% due to the unsatisfactory profit margin contribution from the procurement business.

         SELLING AND ADMINISTRATIVE EXPENSES

         For the first half of fiscal 1997, selling and administrative expenses decreased by Rmb9,456,000 (US$1,139,000) or 37.6% to Rmb15,717,000
(US$1,894,000) compared to the corresponding period in fiscal 1996. The reduction is primarily a result of the restructuring of operations implemented effective from the last quarter of fiscal 1996. The restructuring has resulted in reduced administrative overheads, staff costs and related welfare expenses. The reduction in operating expenses achieved through the restructuring of operations was partially offset by an increase in legal and professional fees associated with regulatory compliance and public relations costs incurred as a result of the NASDAQ listing status of the Company.

         NET FINANCIAL INCOME/(EXPENSES)

         The Company recorded net financial income of Rmb890,000 (US$107,000) for the first half of fiscal 1997 compared to net financial expenses of Rmb21,676,000 (US$2,612,000) for the corresponding period in fiscal 1996. This was primarily attributable to the reduction in bank interest expenses following the execution of the Restructuring Agreement effective on October 1, 1996. Pursuant to the Restructuring Agreement, all outstanding bank loans of the Company were deemed assigned to the Farming Bureau. As a result, all bank interest incurred by the Company commencing October 1, 1996, was recovered from the Farming Bureau. The net financial income for the first half of fiscal 1997 represented mainly bank interest income and foreign exchange gain.

         OTHER INCOME, NET

         Other income increased by Rmb14,502,000 (US$1,747,000) or 342% to Rmb18,745,000 (US$2,258,000) for the first half of fiscal 1997, compared with Rmb4,243,000 (US$511,000) for the corresponding period in 1996. The increase was mainly due to increased income from the trading of rubber futures contracts during the first half of fiscal 1997, as compared to such income in the corresponding period in 1996.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary liquidity needs are to fund accounts receivable and inventories and to expand business operations. The Company has financed its working capital requirements mainly through a combination of internally generated cash and proceeds from the offshore private placements completed in the year 1996. Net cash used in operating activities was Rmb40 million (US$4.8 million) for the first half of fiscal 1997. Net cash provided by the operating activities was Rmb94.6 million (US$11.4 million) for the corresponding period in 1996. The Company had a working capital surplus of approximately Rmb330 million (US$39.8 million) as of June 30, 1997.

         On March 28, 1997 and March 31, 1997, the Company completed formal assignments, in the aggregate, of approximately Rmb293 million (US$35.3 million) in bank loans to the Farming Bureau.

         There has been no other significant change in financial condition and liquidity since the fiscal year ended December 31, 1996. The Company believes that the net proceeds retained from its capital raising efforts, together with internally generated funds, will be sufficient to satisfy its anticipated working capital needs for at least the next twelve months.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

         None.

ITEM 2.  CHANGES IN SECURITIES:

         On April 1, 1997, the Company entered into an Advertising and Media Agreement with Marketing Direct Concepts, Inc., a Nevada corporation ("MDC"), a copy of which is filed with this report as Exhibit 10.36 and incorporated herein by reference. In consideration of the public relations services to be performed by MDC, the Company issued to MDC 150,000 unregistered shares of common stock, par value $0.001 per share (the "Common Stock"), as well as stock purchase warrants with terms of three years (the "Warrants"). The Warrants entitle MDC to purchase 125,000 shares of Common Stock at a price of $2.50 per share, 125,000 shares of Common Stock at a price of $4.50 per share, and 100,000 shares of Common Stock at a price of $5.50 per share. The Warrants may be exercised, and the Common Stock purchased, at any time during the three-year term. Neither the Warrants nor the shares of Common Stock underlying them have been registered, but such shares are subject to "piggyback" registration rights in the event that that the Company files a registration statement.

         On May 1, 1997, the Company entered into a Financial Consulting Agreement with Integrated Capital Development Group, Ltd., a British Virgin Islands company ("ICD"), a copy of which is filed with this report as Exhibit
10.37 and incorporated herein by reference. In consideration of the acquisition target identification and public relations services to be performed by ICD, the Company issued to ICD 100,000 unregistered shares of Common Stock.

         Both of the transactions disclosed above were effected in reliance upon the exemption from registration for transactions not involving any public offering, which is set forth in Section 4(2) of the Securities Act of 1933.

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

                  Reclamation No. 2 Materials Supply & Marketing Company (Second Supply) (Original Chinese version with English translation filed with Annual Report on Form 10- K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)

       10.13 Agreement on Assignment of Accounts Receivable dated November 5, 1994, by and among Hainan Province Agricultural Reclamation General Company (the Farming Bureau), Billion Luck Company Ltd., Hainan Province Guilinyang State Farm, Hainan Agricultural Resources Company Ltd., Hainan Province Agricultural Reclamation No. 1 Materials Supply & Marketing Company (First Supply), and Hainan Province Agricultural Reclamation No. 2 Materials Supply & Marketing Company (Second Supply) (Original Chinese version with English translation filed with Annual Report on Form 10- K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)

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

       10.28 Loan Agreement between HARC and the Farming Bureau, dated March 25, 1996, and the supplementary agreement dated December 31, 1996 (Certified English translation of original Chinese version filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996, and incorporated herein by reference.)

       10.29 Loan Agreement between HARC and the Registrant, dated March 25, 1996 (Certified English translation of original Chinese version filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996, and incorporated herein by reference.)

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

       10.35 Agency Agreement on Natural Rubber Distribution between Hainan General Bureau Jin Huan Materials Supply General Company and HARC, dated January 2, 1997 (Certified English translation of original Chinese version filed with Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997, and incorporated herein by reference.)

       10.36 Advertising and Media Agreement by and between the Registrant and Marketing Direct Concepts, Inc., dated April 1, 1997 (Filed herewith.)

       10.37 Financial Consulting Agreement by and between the Registrant and Integrated Capital Development Group, Inc., dated May 1, 1997 (Filed herewith.)

       11 Computation of Earnings (Loss) Per Share (Contained in Financial Statements in Part I, Item 1, hereof.)

       27.2       Financial Data Schedule (Filed herewith. For SEC use only.)


         (b) During the three months ended June 30, 1997, the Company filed no Current Reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CHINA RESOURCES DEVELOPMENT, INC.



August 18, 1997                           By: /s/  Li Shunxing
                                             ---------------------------------
                                          Li Shunxing, President



                                          By:  /s/  Tam Cheuk Ho
                                             ----------------------------------
                                          Tam Cheuk Ho, Chief Financial Officer

                                 EXHIBITS INDEX
                                 --------------


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

       10.28      Loan Agreement between HARC and the Farming Bureau, dated
                  March 25, 1996, and the supplementary agreement dated December
                  31, 1996 (Certified English translation of original Chinese version filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996, and incorporated herein by reference.)

       10.29      Loan Agreement between HARC and the Registrant, dated March
                  25, 1996 (Certified English translation of original Chinese version filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996, and incorporated herein by reference.)

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

       10.35      Agency Agreement on Natural Rubber Distribution between Hainan
                  General Bureau Jin Huan Materials Supply General Company and
                  HARC, dated January 2, 1997 (Certified English translation of original Chinese version filed with Quarterly Report on Form
                  10-Q for the fiscal quarter ended March 31, 1997, and incorporated herein by reference.)

       10.36 Advertising and Media Agreement by and between the Registrant and Marketing Direct Concepts, Inc., dated April 1, 1997
                  (Filed herewith.)

       10.37 Financial Consulting Agreement by and between the Registrant and Integrated Capital Development Group, Inc., dated May 1,
                  1997 (Filed herewith.)

       11         Computation of Earnings (Loss) Per Share  (Contained in
                  Financial Statements in Part I, Item 1, hereof.)

       27.2       Financial Data Schedule (Filed herewith. For SEC use only.)
