Form 10-Q
period 1997-09-30
CHINA RESOURCES DEVELOPMENT INC
filed 1997-11-14
CIK 793628

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                         ------------------------------


                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ______ TO_______

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/ No / /

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,029,004 shares of common stock, $.001 par value, as of November 13, 1997.

Page 1 of 29 pages                                     Exhibit Index on Page 23

                                 CONVENTIONS

        Unless otherwise specified, all references in this report to "U.S. Dollars," "Dollars," "U.S.$," or "$" are to United States dollars; and all references to "Renminbi" or "Rmb" or "yuan" are to Renminbi yuan, which is the lawful currency of the People's Republic of China ("China" or "PRC"). The Company and Billion Luck maintain their accounts in U.S. Dollars and Hong Kong Dollars, respectively. HARC and the Operating Subsidiaries maintain their accounts in Renminbi yuan. The financial statements of the Company and its subsidiaries are prepared in Renminbi. Translations of amounts from Renminbi to U.S. Dollars are for the convenience of the reader. Unless otherwise indicated, any translations from Renminbi to U.S. Dollars or from U.S. Dollars to Renminbi have been made at the single rate of exchange as quoted by the People's Bank of China (the "PBOC Rate") on September 30, 1997, which was U.S.$1.00 = Rmb8.30. The Renminbi is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of Renminbi into U.S. Dollars or other currencies. All foreign exchange transactions take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. No representation is made that the Renminbi or U.S. Dollar amounts referred to herein could have been or could be converted into U.S. Dollars or Renminbi, as the case may be, at the PBOC Rate or at all.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
             (Amounts in thousands, except share and per share data)


                                                      Three Months Ended                               Nine Months Ended
                                Note                     September 30,                                   September 30,
                                         -----------------------------------------       ------------------------------------------
                                            1997           1996            1997            1997             1996          1997
                                            RMB             RMB             USD             RMB              RMB           USD
                                                         (unaudited)                                     (unaudited)
SALES                                     419,295         486,788          50,517         893,762         1,282,507       107,682

COST OF SALES                            (410,396)       (445,430)        (49,445)       (860,071)       (1,165,224)     (103,623)
                                         ---------       ---------        --------       ---------      -----------     ---------

GROSS PROFIT                                8,899          41,358           1,072          33,691           117,283         4,059

DEPRECIATION OF                            (1,195)           (484)           (144)         (2,039)           (1,692)         (246)
FIXED ASSETS

SELLING AND                                (6,263)        (14,132)           (755)        (21,979)          (39,305)       (2,648)
ADMINISTRATIVE                           ---------       ---------        --------       ---------        ---------      --------
EXPENSES

OPERATING INCOME                            1,441          26,742             173           9,673            76,286         1,165

FINANCIAL INCOME/                            (859)        (10,122)           (103)             31           (31,798)            4
(EXPENSES), NET

OTHER INCOME                               19,981          11,127           2,407          38,726            15,370         4,666
                                         ---------       ---------        --------       ---------        ---------      --------

INCOME BEFORE                              20,563          27,747           2,477          48,430            59,858         5,835
INCOME TAXES

INCOME TAXES                               (1,806)         (2,335)           (217)         (7,959)           (7,912)         (959)
                                         ---------       ---------        --------       ---------        ---------      --------

NET INCOME BEFORE                          18,757          25,412           2,260          40,471            51,946         4,876
MINORITY INTERESTS

MINORITY INTERESTS                         (9,979)         (9,807)         (1,202)        (21,577)          (23,208)       (2,600)
                                         ---------       ---------        --------       ---------        ---------      --------

NET INCOME FOR THE                          8,778          15,605           1,058          18,894            28,738         2,276
PERIOD                                   =========       =========        ========       =========        =========      ========


EARNINGS PER SHARE             2             1.46            5.31            0.18            3.19              9.78          0.38
                                         =========       =========        ========       =========        =========      ========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                             (Amounts in thousands)

                                                    SEPTEMBER 30, 1997        DECEMBER 31, 1996       SEPTEMBER 30, 1997
                                                    ------------------        -----------------       ------------------
                                                            RMB                      RMB                      USD
                                        NOTES            (UNAUDITED)              (AUDITED)               (UNAUDITED)
                                      --------
ASSETS

CURRENT ASSETS

Cash and cash equivalents                                         127,852                 131,006                    15,404

Trade receivables                                                  10,130                   4,212                     1,220

Other receivables, deposits and                                    59,323                  48,755                     7,147
   prepayments

Inventories                               3                        69,874                  55,452                     8,419

Amounts due from related                                          143,216                 147,221                    17,255
   companies

Amount due from Farming                                             6,187                 298,570                       745
   Bureau                                                         -------                 -------                   -------


TOTAL CURRENT ASSETS                                              416,582                 685,216                    50,190

FIXED ASSETS                              4                         6,484                   6,504                       781

INVESTMENTS                                                        11,128                  12,344                     1,341

GOODWILL                                                            1,028                   1,049                       124
                                                                  -------                 -------                   -------

TOTAL ASSETS                                                      435,222                 705,113                    52,436
                                                                  =======                 =======                   =======

LIABILITIES AND
SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Bank loans                                                              -                 292,560                         -

Amounts due to related companies                                    8,929                       -                     1,076

Amounts due to shareholders                                           299                   4,976                        36

Accounts payable                                                   19,594                  25,848                     2,361

Income taxes payable                                               21,636                  17,063                     2,607

Other payables and accrued                                         16,623                  43,295                     2,002
  liabilities                                                     -------                 -------                   -------


TOTAL CURRENT                                                      67,081                 383,742                     8,082
   LIABILITIES

MINORITY INTERESTS                                                130,157                 108,580                    15,681
                                                                  -------                 -------                   -------

TOTAL LIABILITIES                                                 197,238                 492,322                    23,763
                                                                  =======                 =======                   =======


                                                         SEPTEMBER 30, 1997        DECEMBER 31, 1996       SEPTEMBER 30, 1997
                                                         ------------------        -----------------       ------------------
                                                                 RMB                      RMB                      USD
                                          NOTES              (UNAUDITED)              (AUDITED)               (UNAUDITED)
SHAREHOLDERS' EQUITY Common Stock,
US$0.001 par value: Authorized -
200,000,000 shares in 1997 and 1996
Issued and outstanding  - 6,029,004
shares in 1997 and 5,779,004 shares
in 1996                                                      48                      48                         6


Preferred stock, authorized -
10,000,000 shares in 1997 and 1996:
Series B preferred stock, US$0.001 par
value: Authorized 3,200,000 shares in
1997 and 1996 Issued and outstanding -
3,200,000 shares in 1997 and 1996                           270                     270                        33

Additional paid-in capital                              153,493                 147,194                    18,493

Reserves                                                 17,748                  17,748                     2,138

Retained earnings                                        66,425                  47,531                     8,003
                                                        -------                 -------                   -------

TOTAL SHAREHOLDERS' EQUITY                              237,984                 212,791                    28,673
                                                        -------                 -------                   -------

TOTAL LIABILITIES AND                                   435,222                 705,113                    52,436
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

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

             (Amounts in thousands, except share and per share data)

                                                             Series B
                                             Series A       Convertible       Series B
                               Common        Preferred       Preferred       Preferred
                                Stock          Stock           Stock           Stock
                                 RMB            RMB             RMB             RMB
Balance at December               48               --              --            270
31, 1996

Issuance of 250,000               --               --              --             --
shares of common
stock as compensation
for consulting services
received

Net income for the
period
                              ------        ---------      ----------         ------


Balance at September
30, 1997                          48               --              --            270
                              ======        =========      ==========         ======


                                   Additional
                                    Paid-In                       Retained
                                    Capital         Reserves      Earnings      Total
                                      RMB             RMB            RMB         RMB
Balance at December                  147,194         17,748        47,531     212,791
31, 1996

Issuance of 250,000                    6,299          --           --           6,299
shares of common
stock as compensation
for consulting services
received

Net income for the
period                                                             18,894      18,894
                                    --------       --------      --------     -------


Balance at September
30, 1997                             153,493         17,748        66,425     237,984
                                    ========       ========      ========     =======

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                             (Amounts in thousands)

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                               --------------------------------------------------
                                                               1997                  1996                  1997
                                                                RMB                   RMB                   USD
                                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING
   ACTIVITIES:
Net income                                                     18,894                28,738                 2,276
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Minority interests                                       21,577                23,208                 2,600
      Depreciation and amortization                             2,060                 1,713                   248
      Loss on disposal of fixed assets                            799                     5                    96
Decrease/(increase) in assets:
   Trade receivables                                           (5,918)             (103,484)                 (713)
   Other receivables, deposits and prepayments                 (4,269)              (82,800)                 (515)
   Inventories                                                (14,422)              (81,574)               (1,738)
   Amount due from Farming Bureau                                (177)               31,879                   (21)
   Amounts due from related companies                           4,005                34,632                   483
   Other current assets                                           --                 19,448                    --
Increase/(decrease) in liabilities:
   Amounts due to related companies                             8,929                13,055                 1,076
   Accounts payable                                            (6,254)              109,291                  (753)
   Income taxes payable                                         4,573                 3,608                   551
   Other payables and accrued liabilities                     (26,672)               57,215                (3,213)
                                                            ---------              ---------             ---------
Net cash provided by operating activities                       3,125                54,934                   377
                                                            ---------              ---------             --------


CASH FLOWS PROVIDED BY/(USED IN)
   INVESTING ACTIVITIES:
Purchases of fixed assets                                      (2,821)               (1,994)                 (340)
Purchases of investments                                         --                    (200)                  --
Reduction of minority interests                                  --                    (164)                  --
Proceeds from disposal of fixed assets                              3                   --                    --
Proceeds from sale of investments                               1,216                   --                    147
                                                             --------             ---------              --------
Net cash used in investing activities                          (1,602)               (2,358)                 (193)
                                                             --------             ---------              --------

                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                             -----------------------------------------------------
                                                               1997                  1996                  1997
                                                                RMB                   RMB                   USD
                                                                               (UNAUDITED)
CASH FLOWS PROVIDED BY/(USED IN)
   FINANCING ACTIVITIES:
Issue of share capital less share offering costs                   --                73,937                    --
Repayment of loans to shareholders                             (4,677)              (15,428)                 (564)
Repayments of bank borrowings                                     --                   (440)                   --
Short term advances                                               --                (86,917)                   --
                                                             --------              --------              --------
Net cash used in financing activities                          (4,677)              (28,848)                 (564)
                                                             --------              --------              --------
NET INCREASE/(DECREASE) IN CASH
   AND CASH EQUIVALENTS:                                       (3,154)               23,728                  (380)
Cash and cash equivalents, at beginning of period             131,006                56,942                15,784
                                                             --------             ---------              --------
Cash and cash equivalents, at end of period                   127,852                80,670                15,404
                                                             ========             =========              ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Amounts in thousands)

1.      BASIS OF PRESENTATION:

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2.      EARNINGS PER SHARE:

        The computation of primary earnings per share for the three months and nine months ended September 30, 1997, are based on the weighted average number of common stock outstanding after giving effect to dilutive stock options, which are included as common share equivalents using the treasury stock method and assumed to be converted to common stock. The number of shares used in computing the primary earnings per share for the three months and nine months ended September 30, 1997, were 6,029,004 and 5,917,893 respectively. Fully diluted earnings per share is not materially different from primary earnings per share.

        The computation of primary earnings per share for the three months and nine months ended September 30, 1996, is based on the weighted average number of common stock outstanding after giving effect to dilutive stock options and Series B convertible preferred stock, which are included as common share equivalents using the treasury stock method and assumed to be converted to common stock, respectively. The number of shares used in computing the primary earnings per share was 2,939,589 as if the one-for-ten reverse stock split had been completed at the beginning of the period. Fully diluted earnings per share is not materially different from primary earnings per share.

3.      INVENTORIES:

                                                                               SEPTEMBER 30,          DECEMBER 31,
                                                                                        1997                  1996
                                                                               -------------          ------------
                                                                                         RMB                   RMB
                                                                                 (unaudited)             (audited)

         Finished goods                                                              69,874                 55,452
                                                                                  =========              =========

        Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

4.      FIXED ASSETS:

                                                                               SEPTEMBER 30,          DECEMBER 31,
                                                                                        1997                  1996
                                                                               -------------          ------------
                                                                                         RMB                   RMB
                                                                                 (unaudited)             (audited)
         Cost:
            Buildings                                                                  3,876                 3,806
            Plant, machinery and equipment                                             1,883                 1,645
            Transportation vehicles and equipment                                      5,560                 4,264
                                                                                     -------               -------

                                                                                      11,319                 9,715
                                                                                     -------               -------
         Accumulated depreciation:
            Buildings                                                                  2,374                 1,711
            Plant, machinery and equipment                                               451                   238
            Transportation vehicles and equipment                                      2,010                 1,262
                                                                                     -------              --------
                                                                                       4,835                 3,211
                                                                                     -------              --------
         Net book value                                                                6,484                 6,504
                                                                                     =======              ========

5.       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  -------------------------------
                                                                                    1997                   1996
                                                                                     RMB                    RMB
                                                                                 (UNAUDITED)           (UNAUDITED)
         Cash paid during the period for interest expenses                            3,561               19,959
                                                                                     ======               ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

        RESULTS OF OPERATIONS

        The following table shows the selected unaudited condensed consolidated income statements data of the Company and its subsidiaries for the three months and nine months ended September 30, 1996 and 1997. The data should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and related Notes thereto:

        The discussions below are presented in the Company's primary operating currency which is the Renminbi Yuan ("Rmb"). For information purposes the amounts have been translated into U.S. dollars at an exchange rate of $1.00 = Rmb8.30 which represents the approximate single rate of exchange as quoted by the People's Bank of China on September 30, 1997. No representation is made that Rmb amounts could have been, or could be, converted into U.S. dollars at that rate or any other rate.

        (Amounts in thousands)

                                                                  Three months                         Nine months
                                                                      ended                               ended
                                                                   September 30,                       September 30,
                                                               ----------------------             --------------------------
                                                                1997            1996               1997               1996
                                                                RMB             RMB                RMB                RMB
Sales:

  Distribution of natural rubber
  Procurement of materials and                                 408,073         390,544            857,222            977,964
    supplies                                                    11,222          96,244             36,540            304,543
                                                               -------         -------            -------          ---------
                                                               419,295         486,788            893,762          1,282,507
                                                               -------         -------            -------          ---------
  Gross profit                                                   8,899          41,358             33,691            117,283
  Gross profit margin (%)                                         2.12            8.50               3.77               9.14

  Income before income taxes                                    20,563          27,747             48,430             59,858
  Income taxes                                                  (1,806)         (2,335)            (7,959)            (7,912)
                                                               -------          -------           -------           --------
  Net income                                                    18,757          25,412             40,471             51,946
  Minority interests                                            (9,979)         (9,807)           (21,577)           (23,208)
                                                               -------         -------            -------           --------
  Net income after minority
   interests                                                     8,778          15,605             18,894             28,738
                                                               =======         =======            =======            =======

        SALES AND GROSS PROFIT

        Total net sales for the third quarter of fiscal 1997 decreased by approximately Rmb68 million (US$8 million) or 13.9% to approximately Rmb419 million (US$50 million), compared to approximately Rmb487 million (US$59 million) for the corresponding period in 1996. It was mainly due to the decrease in net sales from procurement of materials and supplies by approximately Rmb85 million (US$10 million) or 88.3% to approximately Rmb11 million (US$1.3 million) compared to approximately Rmb96 million (US$12 million) for the corresponding period in 1996.

        For the nine months ended September 30, 1997, the Company's total net sales decreased by Rmb389 million (US$47 million) or 30.3%. The net sales of natural rubber and materials and supplies decreased by Rmb121 million (US$15 million) or 12.3% and Rmb268 million (US$32 million) or 88%, respectively, as compared to the corresponding period in 1996.

        The domestic natural rubber consumption market remained sluggish for the first half of fiscal 1997 and was worse in the third quarter due to the currency crisis in Southeast Asia. Asian currencies have in recent months weakened against the U.S. dollar, while the yuan remains relatively stable. The currency deflation of most of the largest natural rubber producing countries like Thailand, Indonesia and Malaysia caused a significant drop in the international natural rubber price from approximately Rmb10,400 per ton in the first half of fiscal 1997 to approximately Rmb9,000 per ton in the third quarter of 1997. The average domestic natural rubber price for the nine months ended September 30, 1997, was approximately Rmb10,000 per ton compared to approximately Rmb12,000 per ton for the comparable period in 1996. Management expects that the international rubber price will continue to drop in the next quarter and will only become stable in early 1998.

        Net sales from procurement of materials and supplies remained low in the first half of fiscal 1997 because of the weak consumption market. The Company also reduced the scope of those procurement segments with unsatisfactory net margin contribution. There was a high margin contribution from trading of agricultural products in 1996. However, this market was not favorable in 1997 as compared to 1996. This accounted for the drop in net sales and gross profit margin.

        For the nine months ended September 30, 1997, gross profit decreased by Rmb84 million (US$10 million) or 71% to Rmb34 million (US$4 million), compared to Rmb117 million (US$14 million) for the corresponding period in 1996. The overall gross profit margin also decreased from 9.14% to 3.77% due to the unsatisfactory profit margin contribution from the procurement business and the significant drop in natural rubber price during the period.

        SELLING AND ADMINISTRATIVE EXPENSES

        For the nine months ended September 30, 1997, selling and administrative expenses decreased by Rmb17,326,000 (US$2,087,000) or 44.1% to Rmb21,979,000
(US$2,648,000) compared to the corresponding period in fiscal 1996. The reduction was primarily a result of the restructuring of operations implemented effective the last quarter of fiscal 1996. The restructuring has resulted in reduced administrative overheads, staff costs and the related welfare expenses. Also, management exercised tighter control on the selling and administrative expenses in view of the continued worsening of market conditions. The reduction in operating expenses achieved through the restructuring of operations was partially offset by the increase in legal and professional fees associated with regulatory compliance and public relations costs incurred as a result of the NASDAQ listing status of the Company.

        NET FINANCIAL INCOME/(EXPENSES)

        The Company recorded net financial income of Rmb31,000 (US$4,000) for the nine months ended September 30, 1997, compared to net financial expenses of Rmb31,798,000 (US$3,831,000) for the corresponding period in fiscal 1996. This was primarily attributable to the reduction in bank interest expenses following the execution of the Restructuring Agreement effective on October 1, 1996. Pursuant to the Restructuring Agreement, all outstanding bank loans of the Company were deemed assigned to the Farming Bureau. As a result, all bank interest incurred by the Company commencing October 1, 1996 was recovered from the Farming Bureau. The net financial income for the nine months ended September 30, 1997, represented mainly the bank interest income and foreign exchange gain.

        OTHER INCOME/NET

        Other income increased by Rmb23,356,000 (US$2,814,000) or 152% to Rmb38,726,000 (US$4,666,000) for the nine months ended September 30, 1997, compared with Rmb15,370,000 (US$1,852,000) for the corresponding period in 1996. The increase was mainly due to more income earned from trading of rubber futures contracts during the nine months ended September 30, 1997, as compared to that of 1996.

        LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary liquidity needs are to fund accounts receivable, inventories and to expand business operations. The Company has financed its working capital requirements through a combination of internally generated cash and proceeds from the offshore private placements completed in the year 1996. Net cash provided by the operating activities was Rmb3.1 million (US$377,000) for the nine months ended September 30, 1997, compared to that of Rmb54.9 million (US$6.6 million) for the corresponding period in 1996. The Company had a working capital surplus of approximately Rmb350 million (US$42.1 million) as of September 30, 1997, compared to that of Rmb301 million (US$36.3 million) as of December 31, 1996.

        On March 28, 1997 and March 31, 1997, the Company completed formal assignments, in the aggregate of approximately Rmb293 million (US$35.3 million), of bank loans to the Farming Bureau.

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

       10.36 Advertising and Media Agreement by and between the Registrant and Marketing Direct Concepts, Inc., dated April 1, 1997
                  (Filed with Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997, and incorporated herein by reference.)

       10.37 Financial Consulting Agreement by and between the Registrant and Integrated Capital Development Group, Inc., dated May 1,
                  1997 (Filed with Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997, and incorporated herein by reference.)

       11         Computation of Earnings (Loss) Per Share (Contained in
                  Financial Statements in Part I, Item 1, hereof.)

       27.3       Financial Data Schedule (Filed herewith. For SEC use only.)

         (b) During the three months ended September 30, 1997, the Company filed no Current Reports on Form 8-K.

                                      -20-

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CHINA RESOURCES DEVELOPMENT, INC.



November 13, 1997              By:/s/ Li Shunxing
                                ---------------------------------------------
                                  Li Shunxing, President

                               By:/s/ Tam Cheuk Ho
                                  -------------------------------------------
                                  Tam Cheuk Ho, Chief Financial Officer

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

       10.36 Advertising and Media Agreement by and between the Registrant and Marketing Direct Concepts, Inc., dated April 1, 1997 (Filed with Quarterly Report on Form 10-Q for the fiscal quarter ended
                June 30, 1997, and incorporated herein by reference.)

       10.37 Financial Consulting Agreement by and between the Registrant and Integrated Capital Development Group, Inc., dated May 1,
                1997 (Filed with Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997, and incorporated herein by reference.)

       11       Computation of Earnings (Loss) Per Share  (Contained in Financial
                Statements in Part I, Item 1, hereof.)

       27.3     Financial Data Schedule (Filed herewith. For SEC use only.)                        29