Form 10-K
period 1997-12-31
CHINA RESOURCES DEVELOPMENT INC
filed 1998-04-15
CIK 793628

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the fiscal year ended December 31, 1997

                        CHINA RESOURCES DEVELOPMENT, INC.
             (Exact name of Registrant as specified in its Charter)


           Nevada                       33-5628-NY               87-02623643
----------------------------       ---------------------        -------------
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

      Securities registered under Section 12(b) of the Exchange Act: None
                                                                     ----

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ----    ----

         Indicate by check mark if disclosure of delinquent filers in pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                             ----
         State the aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.): $10,209,795 as of March 31, 1998.

         Note: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 6,029,004 shares of Common Stock, $.001 par value (as of March 31, 1998).

         DOCUMENTS INCORPORATED BY REFERENCE: Definitive Proxy Statement for 1997 Annual Meeting of Shareholders (Schedule 14A) is incorporated by reference in Part I, Item 4, hereof.


================================================================================

                                   CONVENTIONS


         Unless otherwise specified, all references in this report to "U.S. Dollars," "Dollars," "US$," or "$" are to United States dollars; all references to "Hong Kong Dollars" or "HK$" are to Hong Kong dollars; and all references to "Renminbi" or "Rmb" or "yuan" are to Renminbi yuan, which is the lawful currency of the People's Republic of China ("China" or "PRC"). The Company and Billion Luck maintain their accounts in U.S. Dollars and Hong Kong Dollars, respectively. HARC and the Operating Subsidiaries maintain their accounts in Renminbi. The financial statements of the Company and its subsidiaries are prepared in Renminbi. Translations of amounts from Renminbi to U.S. Dollars and from Hong Kong Dollars to U.S. Dollars are for the convenience of the reader. Unless otherwise indicated, any translations from Renminbi to U.S. Dollars or from U.S. Dollars to Renminbi have been made at the single rate of exchange as quoted by the People's Bank of China (the "PBOC Rate") on December 31, 1997, which was U.S.$1.00 = Rmb8.28. Translations from Hong Kong Dollars to U.S. Dollars have been made at the single rate of exchange as quoted by the Hongkong and Shanghai Banking Corporation Limited on December 31, 1997, which was US$1.00 = HK$7.75. The Renminbi is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of Renminbi into U.S. Dollars or other currencies. All foreign exchange transactions take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. No representation is made that the Renminbi or U.S. Dollar amounts referred to herein could have been or could be converted into U.S. Dollars or Renminbi, as the case may be, at the PBOC Rate or at all.

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

         References to "GAAP" or "U.S. GAAP" are to generally accepted accounting principles of the United States.

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

         References to "HARC" are to Hainan Zhongwei Agricultural Resources

Company Limited (formerly known as Hainan Agricultural Resources Company Limited), a Sino-foreign joint stock company organized in the PRC, whose capital is owned 56% by Billion Luck, 39% by the Farming Bureau and 5% by Guilinyang Farm.

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

                                     PART I

[Item 1]                            BUSINESS

GENERAL

         The Company was incorporated as Magenta Corp. on January 15, 1986, in the State of Nevada. The Company was formed to acquire businesses that would provide a profit to the Company. The Company had no operating business until control of it was acquired in December, 1994, by the former shareholders of Billion Luck, who exchanged all of the issued and outstanding shares of capital stock of Billion Luck for 10,800,000 shares of the Company's Common Stock (which would now be 1,080,000 shares). As a result of the acquisition, the former shareholders of Billion Luck acquired 90% of the issued and outstanding shares of the then outstanding Common Stock of the Company and the Company became the owner of all the outstanding shares of capital stock of Billion Luck.

         Billion Luck was incorporated in the British Virgin Islands on December 14, 1993. It conducts its activities through the Operating Subsidiaries, which it controls through its 56% interest in HARC. HARC was established in Hainan Province, the People's Republic of China, by Billion Luck, Guilinyang Farm, and the Farming Bureau. Pursuant to an approval document dated March 16, 1997, issued by the Hainan Provincial Securities Management Office, the name of HARC was approved to be changed from "Hainan Agricultural Resources Company Limited" to "Hainan Zhongwei Agricultural Resources Company Limited." A new business license, valid until June 28, 2000, and dated March 26, 1997, effecting the new name was obtained from the Hainan Provincial Industrial and Commercial Administration Bureau.

         HARC is a Chinese company incorporated on June 28, 1994, with a registered capital of Rmb100 million (US$12.08 million). Billion Luck made a cash contribution of Rmb56 million (US$6.76 million) to purchase a 56% interest in HARC. The remaining interests in HARC were acquired by Guilinyang Farm (5%) for a cash contribution of Rmb5 million (US$0.60 million) and by the Farming Bureau (39%) through the contribution of its interests in two of its subsidiaries, First Supply and Second Supply, which were valued at Rmb39 million (US$4.71 million). Pursuant to an agreement dated January 31, 1994, between Billion Luck, Guilinyang Farm, and the Farming Bureau, the parties thereto agreed to establish HARC to act as the holding company of First Supply and Second Supply.

         The Company, through HARC and the Operating Subsidiaries, First Supply and Second Supply, purchases natural rubber produced by the 92 farms on the island of Hainan in the PRC, which are controlled by the Farming Bureau. In 1996, according to data published in China Statistical Yearbook 1997 and Statistical Yearbook of Hainan 1997, Hainan Province accounted for approximately 56% of the domestic production of natural rubber in the PRC, of which approximately 80% of that 56% is from the Hainan State Farms and approximately 20% is from non-state farms. Accordingly, the Hainan State Farms control 45% of the PRC's domestic output of natural rubber. The Operating Subsidiaries market and distribute the rubber to customers throughout the PRC, such as tire manufacturers, rubber processing plants, and import and export companies. These customers include state-owned and non-state-owned enterprises. Because of the price risk associated with certain firm commitments for the purchase of natural rubber, the Company, through HARC and the Operating Subsidiaries, enters into natural rubber commodities futures contracts to hedge the risk. As opportunities arise, HARC and the Operating Subsidiaries also have a team of futures experts to manage and enter into natural rubber commodities futures contracts that are not specific hedges, in anticipation of a rise or fall in the price of natural rubber, based on their knowledge of the supply and demand situation with respect to natural rubber in the PRC. In addition, the Operating Subsidiaries procure, for the Farming Bureau, the Hainan State Farms and other affiliated customers, many types of production materials, such as automobiles, farm equipment, fuel, and chemicals, as well as for other customers unaffiliated with the Farming Bureau. First Supply and Second Supply were originally established as state-owned enterprises in the PRC by the Farming Bureau.

         The following chart illustrates the equity ownership by percentage of each of the Company's subsidiaries as of December 31, 1997:




                                           --------------------------------
                                                   CHINA RESOURCES
                                                 DEVELOPMENT, INC.,
                                                a Nevada corporation
                                           --------------------------------
                                                        |
                                                        |
                                                      100%
                                           --------------------------------
                                                BILLION LUCK COMPANY
                                                        LTD.,
                                              a British Virgin Islands
                                                       company
                                           --------------------------------
                                                        |
                                                        |
-----------------------------                           |                                ----------------------------
      GUILINYANG FARM,        5%                        |                           39%        FARMING BUREAU,
 a PRC entity controlled by                             |                                   a division of the PRC
     the Farming Bureau                                 |                                  Ministry of Agriculture
-----------------------------                           |                                ----------------------------
                                                       56%
                                                        |
                                           --------------------------------
                                              HAINAN ZHONGWEI AGRICULT-
                                              URAL RESOURCES CO. LTD.,
                                                    a PRC company
                                         --------------------------------
                                         |                              |
                                         |                              |
                                         |                              |
                                             100%                   100%
                              ------------------------          ------------------------
                                   FIRST SUPPLY,                    SECOND SUPPLY,
                                   a PRC company                     a PRC company
                                  (an "Operating                    (an "Operating
                                   Subsidiary")                      Subsidiary")
                              ------------------------          ------------------------





         Organizational and Management Structure of HARC

         The assets of HARC consist primarily of the Operating Subsidiaries, First Supply and Second Supply, which together are divided into thirteen trading and servicing divisions. During the fourth quarter of 1996, HARC undertook a restructuring plan in order to rationalize and streamline its business operations and assets. The terms of the restructuring are set forth in a Shareholders' Agreement on Business Restructuring among the Farming Bureau, Guilinyang Farm and Billion Luck, and an Assets and Staff Transfer Agreement among the Farming Bureau, HARC, First Supply and Second Supply, both of which were effective on October 1, 1996, and are included as exhibits hereto and incorporated herein by reference.

         The purpose of the restructuring plan is to control management overhead and improve efficiency in order to enhance long-term benefits to the Company. The plan has resulted in the reduction of duplicative business divisions and associated management overhead, the elimination of excessive labor headcounts and redundant positions, the restructuring of HARC's asset base and the sale of non-core assets to improve liquidity ratios. The various former trading and servicing divisions of the Operating Subsidiaries have now been reduced to only a few principal trading and servicing divisions. Cash management and policy making have become more centralized, ensuring that capital resources can be allocated to trading divisions more efficiently and effectively. A simplified management structure has also enhanced the efficiency of HARC's management reporting system. The Company's management believes that HARC's selling and administrative expenses have been substantially reduced following the full implementation of the restructuring. Savings resulting from reduced administrative expenses, staff costs and related costs, as well as proceeds from the sale of non-core assets, have improved the Company's liquidity and allowed it to pursue additional investment opportunities.

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

         HARC has a two-tier structure with a board of directors and a supervisory board. The board of directors is responsible for the day-to-day management of and all major decisions relating to HARC (except decisions that may be made by HARC's shareholders during a general meeting of the shareholders) and, as of December 31, 1997, was made up of 11 members, of which five were nominated by the Farming Bureau and six were nominated by Billion Luck. The Chairman of HARC was nominated by the Farming Bureau, and the Vice-Chairman was nominated by Billion Luck. The General Managers of First Supply and Second Supply are also members of the board of directors of HARC. The General Manager and the Chief Finance Officer of HARC are also members of the board. The General Manager of HARC was nominated by the Farming Bureau, and the Chief Finance Officer was nominated by Billion Luck.

         The supervisory board is responsible for supervising the board of directors and the senior management of HARC in order to prevent the abuse of rights and infringement of the interests of HARC and its shareholders and employees. Among other responsibilities, members of the supervisory board attend meetings of the board of directors and observe HARC's managers to ensure that their acts do not contravene any laws or regulations or HARC's articles of association or the resolutions of HARC's shareholders in meetings thereof. As of December 31, 1997, the supervisory board was made up of five members, two of which were nominated by Billion Luck and three of which were nominated by the Farming Bureau. Two of the three members nominated by the Farming Bureau were elected by the workers of HARC.

         The following chart illustrates the organizational and management structure of HARC:




                                             ----------------------------                ----------------------------
                                                      BOARD OF                                   SUPERVISORY
                                                      DIRECTORS          ------------------       COMMITTEE
                                             ----------------------------                ----------------------------
                                                         |
                                                         |
                                             ----------------------------
                                                       GENERAL
                                                       MANAGER
                                             ----------------------------
                                                         |
                                                         |
                                                         |
                ------------- -------------- -------------- ------------- -------------- -------------
            |                                            |                                            |
-----------------------------                ----------------------------                ----------------------------
           DEPUTY                                      DEPUTY                                      DEPUTY
      GENERAL MANAGER                              GENERAL MANAGER                             GENERAL MANAGER
-----------------------------                ----------------------------                ----------------------------
            |                                            |                                            |
            |                                            |                                            |
            |                                            |                                            |
            |                                            |                                            |
-----------------------------                ----------------------------                ----------------------------
           FIRST                                       SECOND                                   HEADQUARTERS
         SUPPLY (1)                                  SUPPLY (2)                                      (3)
-----------------------------                ----------------------------                ----------------------------


----------

(1)  The principal businesses in which First Supply's divisions engage include:
     Natural Rubber, Fuels & Chemicals, Farm Equipment & Machinery, Futures Trading, Fertilizers, Automobile Trading, Transport & Delivery.

(2)  The principal businesses in which Second Supply's divisions engage include:
     Natural Rubber, Fuels & Chemicals, Automobiles & Machinery, Futures Trading, Farm Equipment, Transport & Delivery.

(3)  The principal businesses in which the HARC headquarters engages include:
     Investment Holding, Trading of Agricultural Products and Futures Trading.


         Activities of HARC and the Operating Subsidiaries

         The Operating Subsidiaries function as affiliated trading partners of the Farming Bureau and the Hainan State Farms. They purchase raw natural rubber (both dried and latex) from the Hainan State Farms and resell the raw natural rubber to customers throughout the PRC. In 1997, the Operating Subsidiaries have reduced the scope of procurement of certain material and supplies in view of the weak consumption market and unsatisfactory profit margin. Currently, the Operating Subsidiaries sell production materials, including fertilizers, fuels, chemicals, farm equipment and machinery, automobiles to the Hainan State Farms, the Farming Bureau, and other unaffiliated customers, and they trade natural rubber commodities futures to hedge the price risk associated with certain firm commitments for the purchase of natural rubber. HARC and the Operating Subsidiaries also enter into natural rubber commodities futures contracts which are not specific hedges. See Financial Statements and Notes included therein attached as Appendix A hereto.

         In fulfilling their role as trading partners of the Farming Bureau, the

Operating Subsidiaries serve as a sales outlet for the raw natural rubber produced by the Hainan State Farms and procure production materials for the Farming Bureau and the Hainan State Farms. Before 1994, the Farming Bureau generally established the selling price of natural rubber in order to allow the Operating Subsidiaries to earn a pre-determined profit margin. Commencing in 1994, however, the Farming Bureau generally ceased establishing the selling price of natural rubber, and instead allowed the Operating Subsidiaries to determine the selling price according to market conditions, subject to a minimum gross profit margin of 3.5% to be earned by the Operating Subsidiaries on natural rubber purchased from the Hainan State Farms as set forth in the Sale and Purchase Agreement (as defined hereinbelow).

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

         In conformity with Item 101(b) of Regulation S-K, the following table sets forth the audited historical financial information related to Industry Segments (amounts in thousands):


                                                                   Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                    1995               1996              1997                1997
                                                                    (Rmb)              (Rmb)             (Rmb)               (US$)
                                                                  ---------          ---------          ---------          ---------
Net sales to unaffiliated customers:

  Distribution of natural rubber                                  1,776,641          1,519,060            858,211            103,649
  Procurement of materials,
    supplies and distribution of
    other agricultural products                                      72,880            102,745             12,909              1,559
                                                                  ---------          ---------          ---------          ---------

Total net sales to unaffiliated
  customers                                                       1,849,521          1,621,805            871,120            105,208
                                                                  ---------          ---------          ---------          ---------

Net sales to affiliated customers:

  Distribution of natural rubber                                      1,630               --              245,934             29,702
  Procurement of materials,
    supplies and distribution of
    other agricultural products                                     106,092            205,694             32,117              3,879
                                                                  ---------          ---------          ---------          ---------

Total net sales to affiliated
  customers                                                         107,722            205,694            278,051             33,581
                                                                  ---------          ---------          ---------          ---------

Total net sales                                                   1,957,243          1,827,499          1,149,171            138,789
                                                                  =========          =========          =========          =========

Operating income:

  Distribution of natural rubber                                     47,188             40,460             17,672              2,134
  Procurement of materials &
    supplies and distribution of
    other agricultural products                                       1,607             57,682              4,164                503
                                                                  ---------          ---------          ---------          ---------

Total operating income                                               48,795             98,142             21,836              2,637
                                                                  =========          =========          =========          =========

Identifiable assets:

  Distribution of natural rubber                                    423,701            542,005            203,015             24,519
  Procurement of materials &
    supplies and distribution of
    other agricultural products                                     231,748            151,458             87,916             10,618
                                                                  ---------          ---------          ---------          ---------
Total identifiable assets                                           655,449            693,463            290,931             35,137
Investments                                                          11,963             10,601            145,928             17,624
Goodwill                                                              1,076              1,049              1,021                123
                                                                  ---------          ---------          ---------          ---------
Total assets                                                        668,488            705,113            437,880             52,884
                                                                  =========          =========          =========          =========

         GENERAL

         The main business of the Operating Subsidiaries is the purchase and sale of natural rubber produced in Hainan. The Operating Subsidiaries are the primary distributors of the natural rubber produced by the Hainan State Farms, which constitute the largest natural rubber production base in China. Hainan State Farms' natural rubber output was approximately 182,000 tons in 1996 (a sales value of approximately Rmb2.4 billion (US$289 million) for 1996). According to the Farming Bureau's Ninth Five-Year Plan (1995-2000), it is anticipated that the aggregate rubber output of the Hainan State Farms for the years 1995 to 2000 will be 1,100,000 tons, and that by the year 2000 the annual rubber output will reach 230,000 tons, with a sales value of approximately Rmb2.2 billion (US$266 million) at the 1997 average price level. It is also anticipated that by the year 2010, the annual rubber output of the Hainan State Farms will reach 250,000 tons, with a sales value of approximately Rmb2.4 billion (US$290 million) at the 1997 average price level.

         In addition, the Operating Subsidiaries engage in the trading of production materials and supplies and related commodities, such as fuels and chemicals, including fertilizers and pesticides; and other products, including farm equipment and machinery; and automobiles which are connected with the agricultural production in Hainan. The foregoing materials are key elements in the continuation of the Hainan State Farms' rubber production.

         All of the Operating Subsidiaries' sourcing and trading activities are divided into (1) State Plan allocations, and (2) free market activities. With respect to State Plan allocations, the Central Government determines the price and quantity of the materials and supplies sold to designated end users, and the Operating Subsidiaries must strictly follow the allocation. However, the scale of State Plan Allocations is decreasing gradually and currently accounts for approximately 30% of the fuels and chemicals supplied by the Operating Subsidiaries. All of the other production materials and natural rubber supplied by the Operating Subsidiaries are provided through free market sales. The price set forth in the State Plan is such that any profit derived from the sourcing and trading of fuels and chemicals, if any, is comparatively lower than that derived from free market sales. With respect to natural rubber and related products, although they are provided through free market sales, the Operating Subsidiaries are guaranteed a minimum gross profit margin of 3.5% (before purchase discount and other adjustments) for sales of natural rubber purchased from the Hainan State Farms. To the extent that the gross profit for a particular year is less than this rate, the Farming Bureau is obligated to pay to HARC or the Operating Subsidiaries the shortfall.

         The combined net income before taxes, minority interests and reorganization expenses of HARC and the Operating Subsidiaries was Rmb48.6 million (US$5.9 million) in 1995, Rmb92.4 million (US$11.2 million) in 1996 and Rmb65.6 million (US$7.9 million) in 1997.

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

         Natural rubber can only be planted in limited geographical areas in the world. Today, most of the rubber plantations in the world are in Southeast and Southern Asia, which in 1995 accounted for over 90% of the world's natural rubber output. According to China Statistical Yearbook 1997, China ranks 5th in the world in terms of natural rubber output. China's output accounted for 6.10%, 6.70% and 7.43% of the world's natural rubber output in 1993, 1994 and 1995, respectively. With its geographical location and humid tropical climate, Hainan province is the most suitable area for planting rubber trees in China, and Hainan has become the single most important production base of natural rubber in China, according to Statistical Yearbook of Hainan 1997.

                World Output of Natural Rubber by Country in 1995
                -------------------------------------------------

Country or Region                                                    Tons
-----------------                                               (in thousands)

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
                                                                     =====

----------
(Source: China Statistical Yearbook 1997)

         Since January 1, 1952, the Farming Bureau, which controls approximately one quarter of the land area in Hainan, has developed the largest natural rubber production base in China with plantations covering approximately 3.6 million MU (approximately 620,470 acres or 968 square miles) in 1996, according to the Statistical Yearbook of Hainan 1997.

         The natural rubber output of the Farming Bureau and the Hainan State Farms was approximately 182,000 tons in 1996, accounting for approximately 45% of the total domestic output in China in 1996. According to the Farming Bureau's expansion plans and production capacity, it is anticipated that the aggregate natural rubber produced by the Hainan State Farms in the years 1995 to 2000 will be 1,100,000 tons, and that annual rubber output will reach 230,000 tons in the year 2000 and 250,000 tons in the year 2010.

         The Operating Subsidiaries function as affiliated trading partners of the Farming Bureau and the Hainan State Farms. They purchase raw natural rubber (both dried and latex) from the Hainan State Farms and resell the raw natural rubber to customers throughout the PRC. As described above, before 1994, the Farming Bureau generally established the selling price of natural rubber, based upon the then existing market conditions, in order to allow the Operating Subsidiaries to earn a pre-determined gross profit margin. Commencing in 1994, however, the Farming Bureau generally ceased establishing the selling price of natural rubber, and instead allowed the Operating Subsidiaries to determine the selling price according to market conditions, subject to a minimum gross profit margin of 3.5%.

         The natural rubber market in 1997 remained sluggish and became worse in the second half year due to the currency crisis in Southeast Asia. The average unit price of Chinese domestic natural rubber was approximately Rmb12,700 (US$1,534) per ton and Rmb9,600 (US$1,159) per ton in 1996 and 1997,
respectively. The rubber price in the international market varies according to the demand by major rubber consuming countries (the largest being the United States, followed by China and Japan) and the supply from the major rubber producing countries (such as Thailand, Indonesia and Malaysia). In 1997, due to continuous weakening of rubber consumption, especially in Japan and Korea, increasing supply from certain major rubber producers in Asia and large amount of natural rubber inventory accumulated in 1996, the rubber price in the international market dropped significantly.

         Since the second half year of 1997, the currency crisis in Southeast Asia caused the Asian currencies to deflate against US dollars, while the Renminbi yuan remained relatively stable against US dollars. The currency deflation of most of the largest natural rubber producing countries like Thailand, Indonesia and Malaysia caused a significant drop in the international rubber price by approximately 40% during 1997. The crisis also induced the rubber producing countries to increase their exports. The increase in the worldwide supply of natural rubber further pushed down the natural rubber price in 1997. Major Asian rubber exporting countries, such as Thailand and Indonesia, have targeted China (the world's second largest consumer of rubber) for the sale of their natural rubber. These exporting countries have offered China many preferential policies to stimulate export sales of natural rubber, including longer credit terms, sales discounts and delivery in advance of payment. China imported approximately 550,000 tons and 450,000 tons of natural rubber in 1996 and 1997, respectively. This large influx of natural rubber, coupled with the weak domestic rubber consuming market in China, has caused the domestic rubber price in 1997 to drop from approximately Rmb12,000 (US$1,449) per ton at the beginning of the year to Rmb7,400 (US$894) per ton by the end of the year.

         The Company's gross profit margin on the distribution of natural rubber has not been seriously affected by the fluctuation of the domestic rubber price because (i) the Company has entered into rubber futures contracts to hedge against the risk of adverse price movement of natural rubber; (ii) under the Long-Term Supply and Purchase Agreement between the Operating Subsidiaries and the Farming Bureau, a minimum gross profit margin on distribution of natural rubber of 3.5% was guaranteed by the Farming Bureau. The Company also maintains a team of experts to monitor the rubber futures market in China. As opportunities arise, HARC and the Operating Subsidiaries also enter into natural rubber futures contracts that are not specific hedges, in anticipation of a rise or fall in the price of natural rubber.

         Suppliers

         HARC and the Operating Subsidiaries purchase natural rubber from the 92 farms comprising the Hainan State Farms, with the value of purchases totaling approximately Rmb1,653 million (US$200 million) in 1995, Rmb1,438 million (US$174 million) in 1996 and Rmb1,012 million (US$122 million) in 1997. The single largest supplier within the Hainan State Farms accounted for approximately 3% (Rmb57 million, US$6.9 million) in 1995, 3% (RMB44.4 million, US$5.4 million) in 1996 and 4% (Rmb42.2 million, US$5.1 million) in 1997. No single farm accounted for more than 5% of the total purchases of natural rubber in any of the years 1995, 1996 or 1997, but all supplier farms are controlled under PRC law by the Farming Bureau. The top five supplier farms accounted for approximately 13% (Rmb223 million, US$26.9 million) in 1995, 12% (Rmb168 million, US$20.3 million) in 1996 and 18.5% (Rmb187 million, US$22.6 million) in 1997. Purchases are principally made in Renminbi on an open account basis payable within 30 days, or on a "cash on delivery" basis. As a majority of their purchases are made in Renminbi, HARC and the Operating Subsidiaries have a limited exposure to fluctuations in exchange rates.

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

         Marketing

         The Hainan State Farms are the dominant suppliers of raw natural rubber and natural rubber products in China. In 1996, they accounted for approximately 45% of the annual domestic output of raw natural rubber. Because of the market position of the Hainan State Farms, the Operating Subsidiaries are the largest distributors of raw natural rubber and natural rubber products in China.

         HARC and the Operating Subsidiaries maintain a strong sales and marketing force consisting of 10 persons in the natural rubber business. The Operating Subsidiaries' sales and marketing personnel make regular visits to customers and to the Hainan State Farms to maintain contacts and monitor requirements. Currently, all sales and distribution of raw natural rubber and natural rubber products occur within the PRC. The business operations of HARC and the Operating Subsidiaries are conducted solely within the PRC; consequently, the Company is solely dependent upon trade in the PRC. The Company does not currently engage in any export trade from the PRC.

         Customers

         Net sales of natural rubber for 1995, 1996 and 1997 were Rmb1,778 million (US$215 million), Rmb1,519 million (US$183 million) and Rmb1,104 million (US$133 million), respectively. The five largest customers for rubber, in the aggregate, accounted for approximately 19%, 27% and 37% of the total revenue derived from rubber sales for 1995, 1996 and 1997, respectively. The single largest customer accounted for approximately 7%, 11% and 22% of such revenue for 1995, 1996 and 1997, respectively.

         For the year ended December 31, 1997, HARC and the Operating Subsidiaries had a total of approximately 480 customers for natural rubber and natural rubber products with only one customer accounting for more than 5% of total sales of such products. This customer was Jin Long Corporation, an entity controlled by the Farming Bureau, which accounted for 22% of total sales of natural rubber in 1997. No other single customer accounted for more than 5% of total sales of natural rubber in 1997.

         Seasonality

         The geographic and climatic conditions in Hainan are such that natural rubber production has high and low seasons. Generally, there is no rubber harvest from January to March. The high season commences in April. Sales of natural rubber and natural rubber products generally grow in the second quarter and reach the peak in the third and fourth quarters due primarily to the increased production of natural rubber. All sales in the first quarter of a year relate to inventory maintained from the inventory of the prior year. The high season ends in November. Sales in the last two quarters accounted for 71%, 61% and 59% of the total sales for 1995, 1996 and 1997, respectively.

         Distribution

         The Operating Subsidiaries have their own warehouse facilities and transportation fleet for both natural rubber and materials consisting of 63 warehouses with a total area of 22,669 square meters, 66 trucks and 135 workers. Some of the natural rubber is shipped to customers by sea freight from the port of Haikou, Hainan, to other destination ports within the PRC. The Operating

Subsidiaries also transport rubber from the Hainan State Farms to the port of Zhangjiang, PRC, which operates as a distribution center from where the natural rubber is delivered to customers by rail to destinations within the PRC. Some of the natural rubber is also delivered locally in Hainan.

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

         Pursuant to the Shareholders' Agreement on Business Restructuring and the Assets and Staff Transfer Agreement, both effective as of October 1, 1996 (the "Restructuring Agreements"), HARC and the Operating Subsidiaries agreed to assign to the Farming Bureau the amounts due from the farms and the affiliates of the Farming Bureau as of September 30, 1996, and the Farming Bureau agreed to assume the obligations under the short term bank loans, as part of the corporate restructuring plan. The assignment of amounts due from farms and affiliates of the Farming Bureau was effective on October 1, 1996, and the assignments of short term bank loans were effective upon approval of such banks on March 28, 1997 and March 31, 1997. As of September 30, 1996, the aggregate amount due from the farms and affiliates of the Farming Bureau amounted to approximately Rmb274 million (US$33 million), and the short term bank loans amounted to approximately Rmb293 million (US$35 million). According to the Restructuring Agreements, the Farming Bureau was responsible for the payment of interest incurred on the bank loans after September 30, 1996.

         Competitors

         There are several companies competing for business in the domestic natural rubber industry in the PRC. Among the Company's competitors are other major state-owned rubber producers under the control of different farming bureaus, with no direct relationship to the Hainan Farming Bureau. The market shares of these rubber producers are generally significantly less than that of the Farming Bureau. There are also certain small, non-state owned rubber producers located in the provinces of Hainan, Guangdong, Yunnan, Guangxi, and Fujian. However, the quantities produced by these non-state owned farms and individuals are relatively insignificant.

                China Output of Natural Rubber by Region in 1996
                ------------------------------------------------

Region                                                        Tons
------                                                        ----

Hainan                                                      225,793
Yunnan                                                      146,938
Guangdong                                                    26,302
Guangxi                                                       3,017
Fujian                                                          400
                                                            -------

TOTAL                                                       402,450
                                                            =======

(Source:  China Statistical Yearbook 1997)

         According to the China Statistical Yearbook 1997, the rubber output from Hainan Province was 225,793 tons in 1996. According to the Statistical Yearbook of Hainan 1997, the rubber output from the Hainan State Farms was 181,598 tons in 1996. Consequently, the rubber output from non-state owned enterprises in Hainan Province accounted for approximately 44,195 tons, representing 20% of the total natural rubber output of Hainan Province in 1996. The natural rubber production by other domestic rubber producers is limited by the area of land suitable for rubber planting in the region. Due to the specific tropical climatic conditions required for rubber cultivation, the number of rubber producers is limited and no new domestic rubber producer is expected to enter the market. Thus, the competition in the industry may be determined by the acquisition of land suitable for rubber cultivation. Due to the favorable climatic conditions in Hainan for rubber plantations and the fact that there is still land available in Hainan that the Farming Bureau can develop into rubber plantations, the Farming Bureau will likely remain as China's largest natural rubber producer in the foreseeable future. Domestic consumption for natural rubber has far exceeded domestic supply, and it is believed that this situation will continue. According to the China Statistical Yearbook 1997 and statistics provided by the China Tropical Agriculture Institute, in 1996, the domestic rubber output and rubber consumption were 402,000 tons and 770,000 tons, respectively. Accordingly, the rubber output of the Farming Bureau in 1996 accounted for approximately 45% of the total domestic output of natural rubber and satisfied approximately 24% of the domestic consumption. However, due to the influx of imported natural rubber of approximately 550,000 tons in 1996, the overall supply of natural rubber well exceeded demand, which caused a large backlog of rubber inventory in 1996. Since the second half of 1997, the currency crisis in Southeast Asia caused the currencies of most of the largest natural rubber producing countries, like Thailand, Indonesia and Malaysia, to deflate against U.S. Dollars and also induced the rubber producing countries to increase their exports. The management believes that the competition from imported rubber, together with the weak consumption market, became more severe in 1997 and will also affect the Company's performance in the foreseeable future.

         Environmental Protection

         Management does not believe that there are any material requirements under PRC environmental law or regulations applicable to the Operating Subsidiaries and HARC which could have a material adverse effect on the capital expenditures, including capital expenditures required in order to comply with environmental laws and regulations, in the rubber distribution segment of the business of the Operating Subsidiaries and HARC.


         PROCUREMENT OF MATERIALS AND SUPPLIES AND DISTRIBUTION OF OTHER AGRICULTURAL PRODUCTS

         The Company, through the Operating Subsidiaries, also engages in the procurement of materials and supplies, such as fuels and chemicals, including fertilizers and pesticides; and other products, including farm equipment and machinery; and automobiles, which are connected with the agricultural production in Hainan. These sourcing and procurement activities were conducted primarily for the Hainan State Farms. The percentage of such sales to non-affiliates, which has become less significant in recent years, was 41% in 1995, 33% in 1996 and 29% in 1997. The decrease of such sales to non-affiliates from 1995 through 1997 was due to the reduction of scope of procurement of certain materials and supplies, such as building and construction materials, iron and metals, and automobiles, as a result of the slow down of property and automobile markets (such customers are non-affiliates) due to the PRC Government's austerity measures to combat the overheated economy. Sales of fertilizers, pesticides, etc., which are mainly sold to farms (affiliates) remained strong. Therefore, there were fewer sales to non-affiliates.

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

         Suppliers

         During 1997, HARC and the Operating Subsidiaries purchased production materials and supplies from a total of approximately 45 suppliers. The value of the total purchases of production materials and supplies was approximately Rmb135 million (US$16.3 million) in 1995, Rmb251 million (US$30.3 million) in 1996 and Rmb37 million (US$4.5 million) in 1997. The single largest supplier accounted for approximately 11% (Rmb15 million, US$1.8 million) in 1995, 16% (Rmb39 million, US$4.7 million) in 1996 and 34% (Rmb13 million, US$1.4 million) in 1997. The three largest suppliers accounted for 11%, 7% and 6%, respectively, of such purchases in 1995, the four largest suppliers accounted for 16%, 12%, 6% and 6%, respectively, of such purchases in 1996 and the five largest suppliers accounted for 34%, 9%, 7%, 7% and 7%, respectively, of such purchases in 1997 (and no other suppliers accounted for more than 5%). The top five suppliers accounted for approximately 26% (Rmb35 million, US$4.2 million) in 1995, 44% (Rmb111 million, US$13.4 million) in 1996 and 65% (Rmb24 million, US$2.9 million) in 1997. Purchases are principally made in Renminbi on an open account basis payable within 30 to 90 days. As a majority of the purchases are made in Renminbi, HARC and the Operating Subsidiaries have limited exposure to fluctuations in exchange rates.

         Marketing

         In accordance with the terms of the Sale and Purchase Agreement, HARC and the Operating Subsidiaries are the principal suppliers of production materials to the Farming Bureau and the 92 farms comprising the Hainan State Farms. The Operating Subsidiaries maintain a sales and marketing team of 33 persons for the procurement business. The sales and marketing team makes regular visits to the Farming Bureau, the Hainan State Farms and unaffiliated purchasers in order to maintain contacts and monitor requirements.

         Currently, all activities of HARC and the Operating Subsidiaries with respect to production materials and commodities occur within the PRC. The business operations of HARC and the Operating Subsidiaries are conducted solely within the PRC; consequently, the Company is solely dependent upon trade in the PRC. The Company does not currently engage in any export trade from the PRC.

         Customers

         Sales of production materials, supplies and other agricultural products by HARC and the Operating Subsidiaries for the years 1995, 1996 and 1997 totaled approximately Rmb179 million (US$21.6 million), Rmb308 million (US$37.2 million) and Rmb45 million (US$5.4 million), respectively. The five largest customers for production materials and supplies accounted for approximately 6%, 37% and 8% of the total revenue derived from sales of production materials and supplies for 1995, 1996 and 1997, respectively. The single largest customer accounted for less than 5% of such revenue for 1995. The two largest customers accounted for 12% and 9%, respectively, of such revenue in 1996 and the single largest customers accounted for less than 5%, of such revenue in 1997 (and no other customers accounted for 5% or more). HARC and the Operating Subsidiaries have a broad customer base and are not dependent upon any single customer for sales. However, aggregate sales to affiliates of the Farming Bureau accounted for 59%, 67% and 71% of the total revenue derived from sales of production materials and agricultural products for 1995, 1996 and 1997, respectively.

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

         Competitors

         Generally, as a result of the Sale and Purchase Agreement, HARC and the Operating Subsidiaries have few major competitors in their primary market in Hainan Province with respect to the sourcing and procurement of the wide range of production materials and commodities needed by the Farming Bureau, its affiliates, and the Hainan State Farms. With respect to other unaffiliated purchasers, HARC and the Operating Subsidiaries are subject to significant competition from certain suppliers owned and controlled by the Hainan Provincial Government and from a number of smaller suppliers of production materials and commodities in which the Operating Subsidiaries trade. Management believes that the Operating Subsidiaries' market share is approximately 30% to 35%. Other suppliers which are owned and controlled by the Hainan Provincial Government collectively have a market share of approximately 50% with respect to those production materials and commodities traded by the Operating Subsidiaries.

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

[Item 2]                           PROPERTIES

         The Company does not own any real property with respect to its operations. The headquarters of HARC, the warehouse and the other facilities of the Operating Subsidiaries are all located in Hainan Province in the PRC. HARC and the Operating Subsidiaries use warehouse and other facilities consisting of a total gross area of approximately 23,000 square meters. Pursuant to the Restructuring Agreements, surplus office facilities consisting of a total gross area of approximately 12,000 square meters were transferred to the Farming

Bureau. The sales and administrative offices of the Operating Subsidiaries were relocated to the headquarters of HARC. As is typical in the PRC, the PRC government owns all of the land on which the improvements are situated. The local PRC governmental authorities in Hainan Province granted land use rights with respect to such land for an indefinite term to two related companies owned and controlled by the Farming Bureau. The rights of HARC and the Operating Subsidiaries to use the land on which the warehouse and other facilities are situated are subject to the rights of those two companies.

         The Farming Bureau has also entered into a rental agreement with HARC with respect to the rental of a portion consisting of 532 square meters of a building located in Haikou City, PRC, in which HARC's corporate headquarters are located. Such rental agreement is for a period of 10 years at an annual rental of Rmb170,240 (US$20,560) payable in equal semi-annual installments. The rental agreement further provides that HARC shall be responsible for certain costs and expenses in connection with its use of the property. On August 9, 1996, an additional rental agreement was entered into between HARC and the Hainan Farming Bureau Testing Center, an affiliate of the Farming Bureau, on the same building to expand the office space and to house the sales and administrative functions of First Supply and Second Supply. The term of the lease is for a period of eight years (through September 30, 2004), and it covers an area of approximately 314 square meters at an annual rental rate of Rmb72,000 (US$8,696).


[Item 3]                       LEGAL PROCEEDINGS

         In the opinion of management, there are no material legal proceedings pending or threatened against the Company or any of its subsidiaries as of December 31, 1997.


[Item 4]                SUBMISSION OF MATTERS TO A VOTE
                               OF SECURITY HOLDERS

         On December 30, 1997, pursuant to proper notice, the Company held its annual meeting of shareholders. Several matters were submitted to a vote of the shareholders of the Company, and proxies were properly solicited from the holders of shares of the Company's common stock on December 12, 1997, the record date for the meeting established by the Company's Board of Directors. A quorum of shares entitled to vote was present at the meeting or represented by proxies, and the following matters were approved by the holders of a majority of the outstanding shares of the Company:

         1. the election of Tam Cheuk Ho (1,782,301 votes for, 1,450 votes withheld, 12,101 abstentions) and Wong Wah On (1,783,301 votes for, 450 votes withheld, 12,101 abstentions) to serve as directors in Class I; and

         2. the ratification of the appointment of Ernst & Young as the Company's independent accountants for the fiscal year ending December 31, 1997 (1,784,351 votes for, 2,501 votes against, 9,000 abstentions).

         The proxy materials sent to the shareholders of the Company, which include the notice to shareholders and the full text of each of the above proposals as proposed and adopted, are incorporated herein by reference.



                                    [PART II]

[Item 5]             MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is quoted on the electronic inter-dealer quotation system operated by The Nasdaq Stock Market, Inc. ("The Nasdaq Stock Market"), a subsidiary of the National Association of Securities Dealers, Inc. ("NASD"), in the category of Small Cap Issues. The Company's Common Stock has been traded since August 7, 1995, on The Nasdaq Stock Market under the symbol

"CHRB." Prior to such date, the Company's Common Stock was traded in the over-the counter market on the OTC Bulletin Board (the "Bulletin Board") operated by the NASD under the symbol "CEVL." Until August 7, 1995, there was only a limited trading market for the Company's Common Stock. The following table sets forth the high and low bid prices for the Company's Common Stock as reported by The Nasdaq Stock Market for each fiscal quarter of 1996 and 1997, for that period during the fiscal quarter ended September 30, 1995, during which high and low bid quotations were reported and for the fiscal quarter ended December 31, 1995. The bid prices are inter-dealer prices, without retail markup, markdown or commission, and may not necessarily reflect actual transactions. All of the below quotations were obtained from the monthly statistical report provided to the Company by The Nasdaq Stock Market, and the quotations have been adjusted to give retroactive effect to the one-for-ten reverse stock split that was effective as of December 31, 1996:



                         Period                          High Bid                 Low Bid
                         ------                          --------                 -------
         1997 Fiscal Year, quarter ended:
                  March 31, 1997.....................       $3.75                 $1.75
                  June 30, 1997......................        4.69                  2.50
                  September 30, 1997.................        4.25                  3.13
                  December 31, 1997..................        3.94                  1.50
         1996 Fiscal Year, quarter ended:
                  March 31, 1996.....................      $62.50                $18.75
                  June 30, 1996......................        19.69                  3.75
                  September 30, 1996.................         5.94                  3.44
                  December 31, 1996..................         4.69                  2.50

         On March 31, 1998, there were 224 holders of record of the Company's Common Stock.

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


[Item 6]                    SELECTED FINANCIAL DATA

         The following table sets forth selected financial data of the Company and its subsidiaries. The selected consolidated financial data in the table for the Company's four fiscal years ended December 31, 1994, 1995, 1996 and 1997, are derived from the consolidated financial statements included elsewhere herein. The selected pro forma financial data in the table for the Company's fiscal years ended December 31, 1993 and 1994, are derived from the unaudited pro forma consolidated financial information included elsewhere herein. The data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition," the Consolidated Financial Statements of the Company and related Notes thereto, the Combined Financial Statements of the Operating Subsidiaries, the unaudited pro forma consolidated financial information, and other financial information included elsewhere herein.

                                  ---------------------------------------------------------------------------------------------
                                                             In Thousands, Except Per Share Amounts

                                                                   Year Ended December 31,

                                     1993        1994           1994          1995         1996          1997          1997
                                    (Rmb)        (Rmb)          (Rmb)         (Rmb)        (Rmb)         (Rmb)        (U.S.$)
                                  ----------   ----------    ----------    ----------    ----------    ----------    ----------
                                  (Unaudited   (Unaudited     (Audited      (Audited      (Audited      (Audited      (Audited
                                  Pro forma)   Pro forma)    Historical)   Historical)   Historical)   Historical)   Historical)
                                  ----------   ----------    ----------    ----------    ----------    ----------    ----------
Income Statement Data
Sales                              1,479,201    1,754,288     1,308,248     1,957,243     1,827,499     1,149,171       138,789
Sales tax
                                      (6,391)        --            --            --            --            --            --
                                  ----------   ----------    ----------    ----------    ----------    ----------    ----------
Net sales                          1,472,810    1,754,288     1,308,248     1,957,243     1,827,499     1,149,171       138,789
Cost of sales                     (1,421,268)  (1,263,309)   (1,851,186)   (1,677,056)   (1,092,972)     (132,001)
                                  ----------   ----------    ----------    ----------    ----------    ----------    ----------
Gross Profit                          51,542       67,344        44,939       106,057       150,443        56,199         6,788
Depreciation of fixed  ssets          (1,410)      (1,981)       (1,129)       (2,820)       (1,813)       (1,429)         (173)
Selling and
 administrative expenses             (25,318)     (39,403)      (24,627)      (54,442)      (50,488)      (32,934)       (3,978)
                                  ----------   ----------    ----------    ----------    ----------    ----------    ----------
Operating income                      24,814       25,960        19,183        48,795        98,142        21,836         2,637

Financial income/(expense), net       (1,737)       9,613         2,568       (33,212)      (19,870)          145            18
Reorganization
  expenses                            (3,029)        --          (3,029)         --            --            --            --
Other income, net                      5,612        6,054        30,580         3,693        13,238         8,216        28,654

Income before income taxes            33,286       43,789        24,334        44,237        84,326        52,561         6,348
Income taxes                          (3,663)     (13,991)       (9,798)       (1,183)       (6,564)       (6,909)
                                  ----------   ----------    ----------    ----------    ----------    ----------    ----------


Net income before
  minority interests                  27,839       37,225        20,671        37,328        70,335        42,763         5,165
Minority interests                   (10,389)     (34,513)      (24,563)       (2,967)      (16,341)      (18,153)
                                  ----------   ----------    ----------    ----------    ----------    ----------    ----------

Net income after
 minority interests                   35,822       18,200         2,198        14,257        20,884        10,282        19,175
                                  ==========   ==========    ==========    ==========    ==========    ==========    ==========

Basic earnings per share*              10.14         3.05          0.37         11.88         17.40          8.57         15.98
                                  ==========   ==========    ==========    ==========    ==========    ==========    ==========
Diluted earnings per share*            10.02         3.04          0.37         11.88         17.40          8.57         15.49
                                  ==========   ==========    ==========    ==========    ==========    ==========    ==========

Other financial data
Income before income
  taxes, minority interests,
  depreciation and
  amortization                        86,139       54,018         6,524        34,696        45,770        25,463        47,057
                                  ==========   ==========    ==========    ==========    ==========    ==========    ==========

Balance sheet data
Current assets                       508,583      480,235       480,235       633,958       685,216       281,692        34,021
Working capital                        2,227       65,808        68,709       143,986       301,474       217,927        26,320
Total assets                         537,418      533,305       533,305       668,488       705,113       437,880        52,884
Current liabilities                  506,356      414,427       411,526       489,972       383,742        63,765         7,701
Long-term liabilities                   --         54,075        54,075          --            --            --            --
Minority interests                    13,667       51,609        55,914        74,067       108,580       133,143        16,080
Total liabilities and
 minority  interests                 520,023      520,111       521,515       564,039       492,322       196,908        23,781
Shareholder's Equity                  17,395       13,194        11,790       104,449       212,791       240,972        29,103

* The earnings per share information for the periods presented represents primary earnings per share of the Company as if the reverse stock splits in 1994 and 1996 had been completed at the beginning of the respective periods.


[Item 7]              MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes thereto, and other financial information included elsewhere herein. The financial statements of the Company are prepared in conformity with U.S. GAAP.


OVERVIEW

The Company

         The Company is a Nevada holding company whose only significant asset is a wholly-owned British Virgin Islands subsidiary, Billion Luck, which owns a 56% interest in HARC, a limited liability joint stock company organized in the PRC which, through the Operating Subsidiaries, markets and distributes natural rubber and rubber products produced by the Hainan State Farms and non-state farms in the PRC, sources building and production materials, chemicals, farm equipment and machinery, automobiles and other commodities for use primarily by the Hainan State Farms and other unaffiliated customers, and trades in natural rubber commodities futures contracts. Accordingly, the Company will derive its revenues from the distributions paid to the Company through Billion Luck by HARC resulting from distributions paid by the Operating Subsidiaries. HARC pays distributions to its shareholders in accordance with their percentage interests as follows: Billion Luck (56%), Guilinyang Farm (5%) and Farming Bureau (39%).

         The Statements under "Results of Operations" and "Liquidity and Capital Resources" relate to the operations and financial condition of the Company and its subsidiaries.

         The Operating Subsidiaries were originally established as state-owned enterprises in the PRC by the Farming Bureau, a division of the Ministry of Agriculture of PRC. HARC was established on June 28, 1994, to act as the holding company of the Operating Subsidiaries. The Operating Subsidiaries principally engage in the marketing and distribution of raw natural rubber produced by the Hainan State Farms and non-state farms, and in the trading of natural rubber commodities futures contracts to hedge the price risk associated with certain firm commitments for the purchase of natural rubber. As opportunities arise, the Operating Subsidiaries also enter into natural rubber commodities futures contracts that are not specific hedges, in anticipation of a rise or fall in the price of natural rubber, based on their knowledge of the supply and demand situation with respect to natural rubber in the PRC. They also procure certain production materials and supplies which include fertilizers, fuels, chemicals, farm equipment and machinery, and automobiles for the Farming Bureau, the Hainan State Farms and other unaffiliated customers. In 1996, HARC and the Operating Subsidiaries also diversified into trading of other agricultural products like coffee beans.

         Prior to 1994, selling prices of natural rubber were generally set by the Farming Bureau in order to control the gross profit margin earned by the Operating Subsidiaries. Commencing in 1994, however, the Farming Bureau generally ceased establishing the selling price of natural rubber, and instead allowed Operating Subsidiaries to determine the selling price according to market conditions, subject to a minimum gross profit margin of 3.5% on natural rubber purchased from the Hainan State Farms. Generally, materials and supplies are sold at a higher profit margin than that of natural rubber. The primary cost of operating the business is the materials cost of natural rubber and other materials and supplies, as well as selling and administrative expenses.

         Pursuant to the Restructuring Agreements, HARC and the Operating Subsidiaries agreed to assign to the Farming Bureau the amounts due from the farms and the affiliates of the Farming Bureau as of September 30, 1996, and the Farming Bureau agreed to assume the obligations under the short term bank loans, as part of the corporate restructuring plan. The assignment of amounts due from farms and affiliates of the Farming Bureau was effective on October 1, 1996, and the assignments of short term bank loans were effective upon approval of such banks on March 28, 1997 and March 31, 1997. As of September 30, 1996, the aggregate amount due from the farms and affiliates of the Farming Bureau amounted to approximately Rmb274 million (US$33 million), and the short term bank loans amounted to approximately Rmb293 million (US$35 million). According to the Restructuring Agreements, the Farming Bureau was responsible for the payment of interest incurred on the bank loans after September 30, 1996.

Results of Operations

         The following table shows the selected audited consolidated income statement data of the Company and its subsidiaries for the three fiscal years ended December 31, 1995, 1996 and 1997. The data should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes thereto and other financial information included elsewhere therein:


         (In thousands)
---------------------------------------------------------------------------------------------------------

                                                                       Year Ended December 31,

                                                1995           1996           1997          1997
                                               (Rmb)          (Rmb)         (Rmb)         (U.S.$)
---------------------------------------------------------------------------------------------------------

                                             (Audited       (Audited       (Audited      (Audited
                                            Historical)    Historical)   Historical)    Historical)

Net sales:
  Distribution of natural rubber             1,778,271      1,519,060      1,104,145        133,351
  Procurement of materials and supplies
   and distribution of other agricultural
   products                                    178,972        308,439         45,026          5,438
                                            ----------     ----------     ----------     ----------

                                             1,957,243      1,827,499      1,149,171        138,789

Gross profit                                   106,057        150,443         56,199          6,787
Gross profit margin                                5.4%           8.2%           4.9%           4.9%

Income before income taxes                      44,237         84,326         52,561          6,348
Income taxes                                    (6,909)       (13,991)        (9,798)        (1,183)
                                            ----------     ----------     ----------     ----------

Net income before minority interests            37,328         70,335         42,763          5,165

Minority interests                             (18,153)       (34,513)       (24,563)        (2,967)
                                            ----------     ----------     ----------     ----------

Net income after minority interests             19,175         35,822         18,200          2,198
                                            ==========     ==========     ==========     ==========



Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Sales and Gross Profit

         Total net sales for the year ended December 31, 1997, decreased by Rmb678 million or 37% to Rmb1,149 million, compared to Rmb1,827 million for the corresponding period in 1996. Net sales of natural rubber declined by Rmb415 million or 27.3% to Rmb1,104 million, compared to Rmb1,519 million for the corresponding period in 1996. Net sales revenue for the procurement of materials and supplies decreased significantly by Rmb263 million or 85.4% to Rmb45 million, compared to Rmb308 million for the corresponding period in 1996.

         The decline in natural rubber sales was mainly due to the decrease in average natural rubber price from approximately Rmb12,700 per ton in 1996 to approximately Rmb9,600 per ton in 1997, while the sales quantity remained relatively stable in 1997 as compared with the corresponding period in 1996. The decline in rubber price was primarily the result of the keen competition from overseas suppliers. As previously discussed, the outbreak of currency crisis in the Southeast Asia since the second half year of 1997 caused a significant currency deflation of most Asian currencies against US dollars, including the largest natural rubber producing countries like Thailand, Indonesia and Malaysia, while the exchange rate of Renminbi against US dollars remained relatively stable in 1997. This currenciy deflation caused a significant decline in the international rubber price by approximately 40% during 1997. The weak domestic consumption market together with the influx of imported rubber caused the overall domestic supply of natural rubber to exceed demand.

         Net sales from procurement of materials and supplies dropped significantly because of the weak consumption market in 1997. Following the completion of private offshore placements during 1996, the Company had expanded into trading of other agricultural products, such as coffee beans which were in high demand in China as a result of the active trading of coffee commodity futures in China in 1996. The net sales of such activity amounted to Rmb241 million in 1996 with a gross profit margin of approximately 33%. In 1997, the Company has decided to reduce the scope in trading of other agricultural products in view of the weak consumption market and high volatility of the prices of such products. The Company also has determined to reduce the scope of trading of certain production materials and supplies, such as construction materials, machinery and automobiles, because of unsatisfactory historical profit margin contribution.

         Gross profits decreased by Rmb94 million or 62.6% to Rmb56 million in 1997 from Rmb150 million in 1996. The overall gross profit margin also decreased from 8.2% in 1996 to 4.9% in 1997. The decrease was primarily attributable to the reduction in scope of trading of other agricultural products which had high gross margin contribution in 1996. The gross profit margin on natural rubber distribution was 4.6% in 1997 compared to 4.1% in 1996. The increase was due to compensation received from customers who defaulted in fulfilling their purchase agreements.

Selling and Administrative Expenses

         Selling and administrative expenses decreased by Rmb18 million or 35% to Rmb32.9 million in 1997 from Rmb50.5 million in 1996. This was primarily due to the successful implementation of the corporate restructuring and cost control measures in order to reduce administrative overhead, staff costs and related expenses pursuant to the Restructuring Agreements effective on October 1, 1996.

Financial Expenses, Net

         The net financial expenses changed from a net expense of Rmb20 million in 1996 to a net income of Rmb145,000 in 1997. This significant reduction of financial expenses was primarily attributable to the assignment of bank loans to Farming Bureau which were effective upon the approval of such banks in March 1997, pursuant to the Restructuring Agreements effective on October 1, 1996. According to the Restructuring Agreements, the Farming Bureau was responsible for the payment of interest incurred on the bank loans after September 30, 1996.


Other Income, Net

         Other income increased by Rmb24.5 million or 405% to Rmb30.6 million in 1997 from Rmb6.1 million in 1996. This significant increase was primarily due to the increase in profit from the trading of commodity futures contracts for non-hedging purposes. A profit on the trading of commodity futures of Rmb28.4 million was recorded for the year 1997, compared to a profit of only Rmb1.4 million for the year 1996.


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


LIQUIDITY AND CAPITAL RESOURCES

         The Operating Subsidiaries' primary liquidity needs are to fund accounts receivable, inventories and, to a lesser extent, to expand business operations. The Operating Subsidiaries have financed their working capital requirements through the internally generated cash.

         Net cash provided by/(used in) operating activities was (Rmb119 million), Rmb130 million and (Rmb3 million) in fiscal 1995, 1996 and 1997, respectively. Net cash flows from the Operating Subsidiaries' operating activities are attributable to the Operating Subsidiaries' income and changes in operating assets and liabilities. The substantial increase in cash used in operating activities in 1995 was mainly due to the increase in purchase deposits paid to Hainan State Farms and to the increase in inventory held at the year end in anticipation of a higher selling price for natural rubber during the non-harvest season in early 1996. Effective from January 1, 1997, the Operating Subsidiaries were no longer require to pay deposits on purchases from Hainan State Farms.

         The Operating Subsidiaries do not have outstanding bank loans as at December 31, 1997. The outstanding short term bank loans as at December 31, 1996 were assumed by the Farming Bureau upon the approval of such banks on March 28, 1997 and March 31, 1997. According to the Restructuring Agreements, the Farming Bureau was responsible for the payment of interest incurred on the bank loans after September 30, 1996.

         The Farming Bureau has guaranteed the recoverability of current accounts receivable from the Hainan State Farms and other related companies controlled and owned by the Farming Bureau.

         The Company believes that the internally generated funds will be sufficient to satisfy its anticipated working capital needs for at least the next 12 months.

Inflation

         As a measure to control inflation, the PRC government has reinstated controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. This austerity plan, first announced in June 1993, seems to have been relaxing during the first half of 1996. There is no assurance that the austerity program will be completed in the proximate future, nor any assurance that if it were terminated it might not be later reinstated. While inflation has moderated since 1994, with the national retail inflation rate falling to 14.8% 6.1% and 1.8% per annum in 1995, 1996 and for the first eight months of 1997, respectively, there can be no assurance that inflation will not increase in the future or that further measures to combat inflation and speculative activities will not be implemented in a manner that may adversely affect the profitability of the Operating Subsidiaries and HARC over time.

Impact of recently issued accounting standard

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), to established new rules for the reporting and display of comprehensive income and its components. However, adoption of SFAS 130 in 1998 will have no impact on the Company's consolidated net income or shareholders' equity.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), to establish standards for the way public business enterprises report information about operating segments. The Company has not completed the assessment of SFAS No. 131. However, it is anticipated that, at a minimum, operating segments would consist of the distribution of natural rubber and the procurement of materials, supplies and other agricultural products. SFAS 131 is effective for financial statements for fiscal year beginning after December 15, 1997 and will be adopted in 1998.

Impact of year 2000

         The Securities and Exchange Commission, in Staff Legal Bulletin No. 5 (CF/IM), has stated that public operating companies should consider whether they will be affected by any material expenditures, problems or uncertainties associated with the year 2000 issue, which affects many existing computer systems that use only two digits to identify a year in the date field. The Company believes that the matters raised by Staff Legal Bulletin No. 5 are not applicable in any material way to its own computer systems, and the Company intends to confirm that any computer systems that the Company may purchase or lease in the future will have addressed the year 2000 issue.

         The Company is currently determining the extent to which it may be impacted by third parties' failure to remedy their own year 2000 issues. The Company is having, and will continue to have, formal communications with all of its significant customers, payers, suppliers, and other third parties to determine the extent, if any, to which the Company's interface systems could be impacted by any third party year 2000 issues and related remedies. There can be no assurance that the systems of other companies with which the Company's systems interact will be timely converted and would not have an adverse effect on the Company's business.

[Item 8]          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's Consolidated Financial Statements for the three fiscal years ended December 31, 1997, 1996 and 1995 are included herewith as Appendix A and incorporated herein by reference.


[Item 9]          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                   [PART III]

[Item 10]      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the current directors and executive officers of the Company as of March 31, 1998, and the ages of and positions with the Company held by each of such persons:



                                  Age                          Position
                                  ---                          --------

Han Jian Zhun                     49               Chairman of the Board of Directors

Li Shunxing                       47               Director and President

Zhang Yibing                      31               Vice Chairman of the Board of Directors

Tam Cheuk Ho                      35               Director and Chief Financial Officer

Wong Wah On                       34               Director, Secretary and Financial Controller

Ching Lung Po                     51               Director

Wan Ying Lin                      49               Director

         Mr. Han Jian Zhun has been a Director of the Company since December, 1994 and Chairman since December 30, 1997. He is also the President and General Manager of HARC. Mr. Han joined the Farming Bureau in 1968 and has consistently addressed agriculture production and management issues. Mr. Han joined the top management of the Farming Bureau in 1986 and became the Deputy Director in 1991. Mr. Han was also the General Manager of Ba Ye State Rubber Farm from 1990 through 1991. Mr. Han is heavily involved in industrial management of the Farming Bureau.

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

         Mr. Zhang Yibing has been a Director since December, 1994 and Vice Chairman since December 30, 1997. He is also a Director of HARC. Mr. Zhang joined Bank of China Beijing Head Office in 1987, working in the Treasury and Asset Liability Sector. Mr. Zhang was assigned to Bank of China Sydney Branch in 1988 where he was in charge of foreign exchange and money market areas of the treasury. In March, 1991, Mr. Zhang was transferred to the Bank of China Beijing Head office where he was the Assistant Manager of Fixed Income Division until December, 1992, when he resigned from the Bank and joined China Everbright Holdings Co., Ltd. as Finance Manager. Mr. Zhang became the Corporate Finance Manager of China Everbright Financial Holdings Limited (formerly known as "Everbright Finance & Investment Co. Limited"), a wholly-owned subsidiary of China Everbright Holdings Co. Ltd. in October, 1993, and, in March, 1994, was appointed the Senior Manager of China Everbright Financial Holdings Limited, where he was in charge of investment and lending. In February, 1995, Mr. Zhang became a director of China Everbright Financial Holdings Limited. Mr. Zhang graduated from Beijing Foreign Languages Institute with a Bachelor's Degree.

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

         Mr. Wong Wah On has been a director since December 30, 1997. Mr. Wong is also the Financial Controller and Secretary of the Company and a member of the supervisory committee of HARC. He is responsible for assisting the Chief Finance Officer with the Company's treasury, accounting and secretarial functions. From October, 1992, through December, 1994, Mr. Wong was the Deputy Finance Director of Hong Wah (Holdings) Limited. From July, 1988, through October, 1992, he was the audit supervisor at Ernst & Young, Hong Kong. He received a professional diploma in Company Secretaryship and Administration from the Hong Kong Polytechnic University and is a fellow of the Chartered

Association of Certified Accountants, the Hong Kong Society of Accountants, and the Institute of Chartered Secretaries and Administrators. He is also a certified public accountant in Hong Kong.

         Mr. Ching Lung Po has been a director of the Company since February 4, 1998. Mr. Ching also has been the Chairman of the Board of Directors and President of OVM International Holding Corp. (OTC Bulletin Board: OVMI) which is included on the OTC Bulletin Board operated by the Nasdaq since September 1996, and the Chariman of Harbin Asibao Chemical Fiber Company Limited since October 1995. Mr. Ching has been involved in more than 20 years in the management of production and technology of industrial enterprises in PRC. He worked in Heilongjiang Suihua Electronic Factory as an engineer from 1969 to 1976 and was the Head of the Heilongjiang Suihua Industrial Science & Technology Research Institute from 1975 to 1976. Mr. Ching joined the Heilongjiang Qingan Factory in 1976 and became the General Manager since 1976. In 1988, Mr. Ching started his own business and established the Shenzhen Hongda Science & Technology Company Limited in Shenzhen which manufactures electronic products. Mr. Ching is graduated from the Harbin Military and Engineering Institute and holds the title of Senior Engineer.

         Mr. Wan Ying Lin has been a director of the Company since February 4, 1998. Mr. Wan also has been the Director and Deputy General Manager of OVM International Holding Corp. (OTC Bulletin Board: OVMI) which is included on the OTC Bulletin Board operated by the Nasdaq since September 1996. Mr. Wan was graduated from the Guangxi Liuzhou Institute of Medical Specialty specializing in administration and management. From January 1986 through December 1987, he was the manager of Lam Ko Mould Company in charge of th China marketing and development division in Hong Kong. Then in January 1988 through February 1993, he worked as the marketing manager in Wai Tong Trading Company in Hong Kong. In 1993, he joined the Hong Kong Prestressing Concrete Engineering Company Limited, where he serves as manager.

         At the annual meeting of shareholders on December 30, 1997, Messrs. Tam Cheuk Ho and Wong Wah On were elected to serve as Class I Directors until the annual meeting to be held in 2000 and until their successors have been duly elected and qualified. Also, information regarding the resignations of former director and Chairman Yang Jiangang and former director and Vice Chairman Wang Faren, and the appointments of Ching Lung Po and Wan Ying Lin to fill the vacant director positions, is disclosed in the Company's Current Report on Form 8-K, dated December 29, 1997. Messrs. Han Jian Zhun and Ching Lung Po serve in Class II until the annual meeting to be held in 1998 and until their successors have been duly elected and qualified; and Messrs. Li Shunxing, Wan Ying Lin and Zhang Yibing serve in Class III until the annual meeting to be held in 1999 and until their successors have been duly elected and qualified.

         The officers of the Company are elected annually at the first Board of Directors meeting following the annual meeting of shareholders, and hold office until their respective successors are duly elected and qualified, unless sooner displaced.

IDENTIFICATION OF SIGNIFICANT EMPLOYEES

         The following table sets forth certain significant employees of the Company as of December 31, 1997 and the ages of and positions with the Company held by each of such persons:

         Name                    Age                  Position
         ----                    ---                  --------

         Li Fei Lie               31               Project Manager

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

[Item 11]                    EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE



                                                                                =================
                                                   Annual Compensation              Long Term
                                                                                  Compensation
                                          --------------------------------------=================

                                                                     Other         Securities
                                                                    Annual         Underlying         All Other
                                           Salary     Bonus      Compensation        Options        Compensation
Name and Principal Position       Year      (US$)     (US$)          (US$)             (1)              (US$)
--------------------------------------------------------------------------------=================------------------
Li Shunxing, President            1997      -0-        -0-           -0-              -0-               -0-

                                  1996      -0-        -0-           -0-              -0-               -0-

                                  1995      -0-        -0-           -0-              -0-               -0-


Han Jian Zhun, Chairman of the    1997     1,548       -0-           -0-              600               -0-
Board of Directors, President
of HARC

                                  1996     1,548       -0-           -0-              600               -0-

                                  1995      645        -0-           -0-              600               -0-


Li Fei Lie, Project Manager,      1997     30,968     2,581        38,709            10,000             -0-
Vice President of HARC

                                  1996     30,968     2,581        38,709                               -0-

                                                                                     10,000

                                  1995     56,290      -0-           -0-             10,000             -0-
============================================================================================================



(1) As of December 31, 1997, none of the stock options held by Mr. Han or Mr. Li were exercisable. None of such options was "in-the-money" at such date, as the fair market value (as defined in the Company stock option plan and adjusted as a result of the one-for-ten reverse stock split) of the common stock on December 31, 1997, was US$1.75 per share.

         The Company paid its Chief Executive Officer, Li Shunxing, no annual salary or bonus in 1995, 1996 and 1997. During the fiscal years ended December 31, 1995, 1996 and 1997, no director or executive officer of the Company or any of its subsidiaries was paid a total annual salary and bonus in excess of US$100,000. Han Jian Zhun, the Chairman of the Board of Directors and the president of HARC, was paid an annual salary and bonus of HK$5,000 (US$645) for the year ended December 31, 1995, HK$12,000 (US$1,548) for each of the two years ended December 31, 1996 and 1997. As of August 1, 1995, Billion Luck entered into an Employment Agreement with Mr. Han. In accordance with the terms of the Employment Agreement, Mr. Han has been employed by Billion Luck to perform such duties with respect to Billion Luck as Billion Luck's Board of Directors shall from time to time determine. Mr. Han shall receive a base salary of HK$12,000 (US$1,548) annually, which base salary shall be adjusted on each anniversary of the Employment Agreement to reflect a change in the applicable consumer price index or such greater amount as Billion Luck's Board of Directors may determine. The Employment Agreement has a term of three (3) years unless earlier terminated as provided therein. See "Certain Relationships and Related Transactions."

         Li Fie Lie, the Project Manager of the Company and the vice president and a director of HARC, was paid annual compensation of HK$436,250 (US$56,290) for the year ended December 31, 1995, HK$560,000 (US$72,258) for each of the two years ended December 31, 1996 and 1997. Also, as of August 1, 1995, Billion Luck entered into an Employment Agreement with Li Fei Lie. In accordance with the terms of the Employment Agreement, Mr. Li has been employed by Billion Luck to perform such duties with respect to Billion Luck as Billion Luck's Board of Directors shall from time to time determine. Mr. Li shall receive a base salary of HK$240,000 (US$30,968) plus allowances of HK$300,000 (US$38,710) annually, which base salary shall be adjusted on each anniversary of the Employment Agreement to reflect a change in the applicable consumer price index or such greater amount as Billion Luck's Board of Directors may determine. The Employment Agreement has a term of three (3) years unless earlier terminated as provided therein. See "Certain Relationships and Related Transactions."

         In addition, on May 1, 1997, the Company entered into a consulting agreement with Brender Services Limited, a British Virgin Islands company beneficially owned by Mr. Wong Wah On, the Director, Secretary and Financial Controller of the Company, pursuant to which, Brender Services Limited agreed to provide consulting services to the Company for a period of three years commencing on May 1, 1997. In consideration of the services to be rendered by Brender Services Limited, the Company agreed to pay a consultancy fee of HK$270,000 (US34,839) per month. The Company also agreed to reimburse Brender Services Limited for all out-of-pocket costs incurred in connection with rendering services under the agreement. During the year ended December 31, 1997, a consulting fee of HK$2,840,000 (US$366,452), was paid to Brender Services Limited. See "Certain Relationships and Related Transactions."

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

         During the fiscal year ended December 31, 1997, no holder of stock options exercised such options, and all stock options granted remained outstanding. Also during such fiscal year, no long-term incentive plans or pension plans were in effect with respect to any of the Company's officers, directors or employees.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company's Board of Directors did not have a compensation committee or a committee performing similar functions during the year ended December 31, 1997, and no other relationship existed during such year for which disclosure is required pursuant to Item 401(j) of Regulation S-K.

[Item 12]       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

BENEFICIAL OWNERS OF MORE THAN 5%
OF THE COMPANY'S COMMON STOCK

         The following table sets forth, to the knowledge of management, each person or entity who is the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock or Series B Preferred Stock outstanding as of March 31, 1998 the number of shares owned by each such person and the percentage of the outstanding shares represented thereby.


                                                      Amount and
         Name and Address                              Nature of                               Percent of
        of Beneficial Owner                    Beneficial Ownership (1)                           Class
        -------------------                    ------------------------                           -----

Everbright Growth Fund                         334,800 Common Stock                                5.55%
36/F., Far East Finance Centre
16 Harcourt Road
Admiralty, Hong Kong

Worlder International Company                  486,000 Common Stock                                8.06%
 Limited (2)
21/F., Great Eagle Centre
No. 23 Harbour Road
Hong Kong

China Everbright Financial Holdings          3,200,000 Series B Preferred                          100%
Limited
36/F., Far East Finance Centre
16 Harcourt Road
Admiralty, Hong Kong

(1) The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of these shares.

(2) Of the 486,000 shares of Common Stock indicated, Worlder International Company Limited ("Worlder") directly owns 351,000 shares, and the remaining 135,000 shares represent shares of Common Stock owned by Silverich Limited, which is wholly-owned by Worlder.


SHARE OWNERSHIP OF OFFICERS AND DIRECTORS

         The following table sets forth certain information with respect to the beneficial ownership of Common Stock as of March 31, 1998, by (i) each director of the Company, (ii) each executive officer of the Company named in the summary compensation table, and (iii) all directors and executive officers of the Company as a group. All information with respect to beneficial ownership has been furnished by the respective director or executive officer (in the case of shares beneficially owned by each of them). Unless otherwise indicated in a footnote, each stockholder possesses sole voting and investment power with respect to the shares indicated as beneficially owned.

                                                      Amount and
              Name of                                  Nature of                              Percent of
         Beneficial Owner                      Beneficial Ownership (1)                         Class
         ----------------                      ------------------------                         -----

         Li Shunxing                                    -0-                                      N/A

         Han Jian Zhun                                  -0- (2)                                  N/A

         Tam Cheuk Ho                                   -0- (3)                                  N/A

         Zhang Yibing                                   -0-                                      N/A

         Li Fei Lie                                     -0- (4)                                  N/A

         Wong Wah On                          43,200 Common Stock(5)                             0.72%

         All executive officers               43,200 Common Stock                                0.72%
         and directors as a group

(1) The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of these shares.

(2) Han Jian Zhun was granted options to purchase 600 shares of Common Stock under the Company's Stock Option Plan as described under "Stock Options," below.

(3) Tam Cheuk Ho was granted options to purchase 600 shares of Common Stock under the Company's Stock Option Plan as described under "Stock Options," below.

(4) Li Fei Lie was granted options to purchase 10,000 shares of Common Stock under the Company's Stock Option Plan as described under "Stock Options," below.

(5) Brender Services Limited owns 43,200 shares of Common Stock. Brender Services Limited is beneficially owned by Wong Wah On, the Director, Secretary and Financial Controller of the Company. In addition, Brender was granted options to purchase 10,000 shares of Common Stock under the Company's Stock Option Plan, and Mr. Wong was granted options to purchase 600 shares of Common Stock under the Plan, as described under "Stock Options," below.

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

     Yiu Yat Hung (former director)                  6,000 shares
     Tam Cheuk Ho                                    6,000 shares
     Han Jian Zhun                                   6,000 shares
     Wong Wah On                                     6,000 shares
     Li Fei Lie                                    100,000 shares

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

         On July 7, 1994, HARC entered into a Contract of Investment in the Xilian Timber Mill with the Xilian State Rubber Farm, a subsidiary farm owned and controlled by the Farming Bureau, pursuant to which HARC subscribed for a 12.64% equity interest in the Xilian Farm Timber Mill ("Xilian Mill"), a timber factory in Hainan, PRC, for consideration of Rmb5.21 million (US$629,227). According to the agreement, HARC will be entitled to a fixed 20% return on its investment in Xilian Mill for a three-year period from the date of subscription. Thereafter, HARC will be entitled to Xilian Mill's profit in proportion to its percentage ownership of shares therein, subject to a minimum return of 20% on its investment. On December 24, 1994, the parties entered into a supplementary agreement reducing the amount of HARC's investment to Rmb5 million (US$603,865) but keeping unchanged HARC's percentage ownership of Xilian Mill at 12.64%.

         On July 11, 1994, HARC entered into an agreement with Guilinyang Farm pursuant to which Guilinyang Farm agreed to sell and HARC agreed to buy a 6.6% equity interest in Zhong Ya Aluminum Factory (the "Aluminum Factory"), an aluminum processing plant in Hainan, for consideration totalling Rmb5 million (US$603,865). In accordance with the terms of the agreement, HARC will be entitled to a minimum annual return of Rmb1 million ($120,773) in the Aluminum Factory for a two-year period from the date of acquisition. Thereafter, HARC will be entitled to pro rata distributions of the profit obtained from the operation of the Aluminum Factory in proportion to its percentage interest therein. The 6.6% equity interest in the Aluminum Factory was subsequently assigned to First Supply by HARC. On December 29, 1997, First Supply entered into an agreement with Guilinyang Farm pursuant to which HARC agreed to sell the 6.6% equity interest in the Aluminum Factory and to assign the amount receivable from the Aluminum Factory to Guilingyang Farm at a total consideration of Rmb7,000,000 (US$845,411).

         On July 15, 1994, the Farming Bureau and HARC entered into a Rental Agreement for the rental of 532 square meters of a building located in Haikou City, PRC, in which HARC's corporate headquarters are located. Such rental agreement is for a period of 10 years at an annual rental of Rmb170,240 (US$20,560) payable in equal semi-annual installments. The rental agreement further provides that HARC shall be responsible for certain costs and expenses in connection with its use of the property.

         On November 5, 1994, the Farming Bureau, HARC, First Supply and Second Supply entered into a Sale and Purchase Agreement, in connection with the Operating Subsidiaries' natural rubber purchases, materials sourcing and procurement activities. With respect to the natural rubber segment, the Farming Bureau agreed to direct the Hainan State Farms to sell to HARC and the Operating Subsidiaries on a priority basis, and HARC and the Operating Subsidiaries have agreed to purchase from the Hainan State Farms under the same terms and conditions as are offered to other purchasers. If HARC or the Operating Subsidiaries are offered the same quantity and same price for natural rubber from a Hainan State Farm and a non-state farm, HARC or the Operating Subsidiaries, as the case may be, must purchase from the Hainan State Farm. If the price offered by the Hainan State Farm is higher than that from a non-state farm, HARC or the Operating Subsidiaries, as the case may be, may purchase from the non-state farm. Otherwise, there is no condition requiring the purchase of any particular quantity of raw natural rubber from the Hainan State Farms. The Operating Subsidiaries are also guaranteed a minimum gross profit margin of 3.5% for sales of natural rubber purchased from the Hainan State Farms.

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

         As of March 31, 1995, the Company entered into an Exchange Agreement with several of its shareholders whereby the Company's outstanding indebtedness to those shareholders, in the amount of approximately US$6,400,000, was exchanged for 6,400,000 shares of Series A Preferred Stock, which was authorized and issued by the Company as of that date. The shares of Series A Preferred Stock were issued pursuant to the Exchange Agreement to the shareholders as follows: Hong Wah Investment Holdings Limited (2,432,000 shares), China Everbright Financial Holdings Limited. (1,184,000 shares), Worlder International Company Limited (1,184,000 shares), and Silverich Limited (1,600,000 shares).

         As of March 31, 1995, the Company adopted a Stock Option Plan (the "Plan") pursuant to which the Company's Board of Directors, or a committee thereof at the Board's discretion, is authorized to grant stock options to officers, directors, key employees, consultants and affiliates of the Company. Initially, 2,400,000 shares of Common Stock were authorized for issuance under the Plan. As of July 1, 1995, the Board, in accordance with the recommendation, with respect to stock options granted to directors and officers, of a committee of disinterested persons appointed by the board of directors in accordance with the terms of the Plan, granted options for all 2,400,000 shares of Common Stock authorized under the Plan to various officers, directors and employees of the Company and to a consultant of the Company. As of May 20, 1996, the Board, in accordance with the recommendation, with respect to stock options granted to directors and officers, of a committee of disinterested persons appointed by the board of directors in accordance with the terms of the Plan, reduced the exercise prices of all of the outstanding options to US$0.42 (the fair market value of the Common Stock as of May 20, 1996). By virtue of this action, the outstanding options became exercisable beginning on May 20, 1997, and until May 20, 2006. On December 30, 1996, the shareholders of the Company adopted an amendment to the Plan (a) to change the number of shares of Common Stock subject to the Plan to that number of shares which would, in the aggregate and if deemed outstanding, constitute 20% of the Company's then-outstanding shares of Common Stock, as determined at the time of granting stock options, and (b) to allow Nonqualified Stock Options, as defined in the Plan, to be exercisable in less than one year (no currently outstanding options were changed by such amendment). Also, by virtue of the one-for-ten reverse stock split approved by the shareholders on December 30, 1996, and made effective by the board of directors on December 31, 1996, the number of shares subject to each outstanding option was reduced by a factor of ten, and the exercise price for the outstanding options was increased to US$4.20 per share (the fair market value of the Common Stock as of May 20, 1996, multiplied by ten). Other terms of the outstanding options were not affected, and all of the outstanding stock options, which have been granted with respect to 240,000 shares of Common Stock, remain outstanding. See "Security Ownership of Certain Beneficial Owners and Management" and the China Resources Development, Inc., Amended and Rested 1995 Stock Option Plan, which is attached hereto as Exhibit 10.34 and incorporated herein by reference.

         As of April 30, 1995, the Company entered into a consulting agreement with Brender Services Limited pursuant to which Brender Services Limited agreed to provide accounting and consulting services to the Company for a period of five years commencing on May 1, 1995. In consideration of the services rendered by Brender Services Limited, the Company agreed to pay a consultancy fee of HK$170,000 (US$21,935) per month during the first two years of the term of the consulting agreement and a fee to be agreed upon by the parties, but not less than HK$170,000 (US$21,935) per month, for the remaining three years of the term. The Company also agreed to reimburse Brender Services Limited for all out-of-pocket costs incurred in connection with rendering services under the agreement. As of April 30, 1997, the Company renewed the consulting agreement with Brender Services Limited pursuant to which the Company agreed to pay a consultancy fee of HK$270,000 (US$32,609) per month effective May 1, 1997 for a three-year term in consideration of the accounting and consulting services rendered by Brender Services Limited. During the year ended December 31, 1997, a consulting fee of HK$2,840,000 (US$366,452) was paid to Brender Services Limited.

         As of August 1, 1995, Billion Luck entered into an Employment Agreement with Han Jian Zhun. Mr. Han Jian Zhun is presently the Chairman of the Board of Directors the Company and the president of HARC, but, in accordance with the terms of the Employment Agreement, Mr. Han Jian Zhun has been employed by Billion Luck to perform such duties with respect to Billion Luck as Billion Luck's Board of Directors shall from time to time determine. Mr. Han Jian Zhun shall receive a base salary of HK$12,000 (US$1,548) annually, which base salary shall be adjusted on each anniversary of the Employment Agreement to reflect a change in the applicable consumer price index or such greater amount as Billion Luck's Board of Directors may determine. The Employment Agreement has a term of three (3) years unless earlier terminated as provided therein.

         As of August 1, 1995, Billion Luck entered into an Employment Agreement with Li Fei Lie. Mr Li is presently the Project Manager of the Company and the vice president and a director of HARC, but, in accordance with the terms of the Employment Agreement, Mr. Li has been employed by Billion Luck to perform such duties with respect to Billion Luck as Billion Luck's Board of Directors shall from time to time determine. Mr. Li shall receive a base salary of HK$240,000 (US$30,968) annually, which base salary shall be adjusted on each anniversary of the Employment Agreement to reflect a change in the applicable consumer price index or such greater amount as Billion Luck's Board of Directors may determine. The Employment Agreement has a term of three (3) years unless earlier terminated as provided therein.

         During the three fiscal years ended December 31, 1995, 1996 and 1997, the Operating Subsidiaries engaged in the trading of natural rubber futures contracts through a broker owned by Jin Huan Corporation ("Jin Huan"), a PRC company which is owned by the Farming Bureau. These transactions resulted in payments of handling fees by the Operating Subsidiaries to the broker which amounted to Rmb4.4 million (US$531,401), Rmb3.5 million (US$422,705) and Rmb0.3 million (US$36,232) in 1995, 1996 and 1997, respectively.

         On March 25, 1996, HARC entered into a Loan Agreement with the Farming Bureau by which HARC borrowed Rmb35,867,857 (US$4,331,867) in order to more effectively utilize capital raised and to enable HARC to more effectively plan for its production operations and new investment projects. The loan is interest-free and is to be repaid by conversion of the loan into registered capital of HARC upon the approval for such conversion by relevant government authorities. On December 31, 1996, a supplementary agreement was entered into between the same parties by which a new article was created to impose a right of set off against the loan or any additional loan made by the Farming Bureau to HARC against any amounts due to HARC by the Farming Bureau and/or its subsidiary companies and affiliates.

         On March 25, 1996, HARC entered into a Loan Agreement with the Company by which HARC borrowed Rmb45,650,000 (US$5,513,285) in order to more effectively utilize capital raised and to enable HARC to more effectively plan for its production operations and new investment projects. The loan is interest-free, and it is to be repaid by conversion of the loan into registered capital of HARC upon the approval for such conversion by relevant government authorities.

         On July 22, 1996, the Company entered into an Exchange Agreement with China Everbright Financial Holdings Limited (formerly known as "Everbright Finance and Investment Co. Ltd."), pursuant to which all 6,400,000 outstanding shares of the Company's Series A Preferred Stock held by Everbright were exchanged for 32,000,000 shares of Common Stock, which were subject to substantial restrictions. Such restrictions included a waiver for seven years of rights to dividends and distributions upon dissolution and liquidation of the Company, and a waiver for eight years of the ability to have the shares included in any registration statement filed by the Company.

         On August 9, 1996, HARC entered into a rental agreement with the Hainan Farming Bureau Testing Center, an affiliate of the Farming Bureau located on the same floor of the building where HARC's headquarters is located. The term of the lease is for a period of eight years (through September 30, 2004) at an annual rental of Rmb72,000 (US$8,696), and it covers an area of approximately 314 square meters.

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

         As of October 1, 1996, and concurrent with the execution of the Shareholders' Agreement on Business Restructuring, the Farming Bureau, HARC, First Supply and Second Supply entered into an Asset and Staff Transfer Agreement by which certain non-core assets and liabilities with a net liabilities value of Rmb64.6 million (US$7.80 million), as determined by an independent professional valuer in the PRC, as well as certain surplus employees of the Operating Subsidiaries, were transferred to the Farming Bureau.

         As of December 31, 1996, the Company entered into another Exchange Agreement with China Everbright Financial Holdings. Limited (formerly known as "Everbright Finance and Investment Co. Ltd."), pursuant to which the 32,000,000 pre-reverse-split shares of restricted Common Stock were exchanged for 3,200,000 post-reverse-split shares of the Company's Series B Preferred stock. The terms of the Series B Preferred stock were amended by the Board of Directors in connection with the new Exchange Agreement, and such Series B Preferred stock is not convertible and has no dividend rights or rights to receive distributions upon dissolution and liquidation of the Company. The Series B Preferred stock also may not be included in any registration statement filed by the Company, and the Company will not take any action to facilitate the registration of the Series B Preferred stock, until after July 22, 2000.

         As of December 29, 1997, HARC entered into a Stock Transfer Agreement with Guilingyang Farm pursuant to which Guilinyang Farm agreed to sell and HARC agreed to buy 28,000,000 legal person shares representing 5.3% of the total issued and outstanding share capital of Hainan Sundiro Motorcycle Company Ltd., a PRC company listed on the Shenzhen Stock Exchange of the PRC, for a consideration totaling Rmb140,000,000 (US$16,908,213).

         In addition to these transactions, the following business relationships existed during the fiscal year ended December 31, 1997, for which disclosure is required: As disclosed in "Management and Certain Security Holders," hereinabove, Han Jian Zhun, the Chairman of the Board of Directors of the Company, also serves as the Deputy Director of the Farming Bureau. The nature and scope of the relationship between the Company and the Farming Bureau is set forth in "Business" and elsewhere hereinabove.

                                    [PART IV]

[Item 14]           EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K


         The following financial statements are filed as a part of this Form 10-K in Appendix A hereto:


         Independent auditors' report, together with consolidated financial statements for the Company and subsidiaries, including:

                  a. Consolidated statements of income for the three years ended December 31, 1995, 1996 and 1997

                  b. Consolidated statements of changes in shareholders' equity for the three years ended December 31, 1995, 1996 and 1997

                  c.       Consolidated balance sheets as of December 31, 1996
                           and 1997

                  d. Consolidated statements of cash flows for the three years ended December 31, 1995, 1996 and 1997

                  e.       Notes to consolidated financial statements.


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

3.6 Certificate of Amendment of Articles of Incorporation of the Registrant, effective December 30, 1996 (Filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996, and incorporated herein by reference.)

3.7 Amended and Restated By-laws of the Registrant, as amended on December 30, 1996 (Filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996, and incorporated herein by reference.)

4.1 Certificate of Designation of Series B Convertible Preferred Stock, filed on December 13, 1995 (Filed with Current Report on Form 8-K dated March 8, 1996, and incorporated herein by reference.)

4.2 Certificate of Amendment of Certificate of Designation of Series B Convertible Preferred Stock, effective December 31, 1997 (Filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996, and incorporated herein by reference.)

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

10.28 Loan Agreement between HARC and the Farming Bureau, dated March 25, 1996, and the supplementary agreement dated December 31, 1996 (Certified English translation of original Chinese version filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996,and incorporated herein by reference.)

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

10.33 Exchange Agreement, by and between the Registrant and Everbright Finance & Investment Co. Limited, dated December 31, 1996 (Filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996, and incorporated herein by reference.)

10.34 China Resources Development, Inc., Amended and Restated 1995 Stock Option Plan, as amended on December 30, 1996 (Filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996, and incorporated herein by reference.)

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

10.38 Consulting Agreement between the Registrant and Brender Services Limited, dated April 30, 1997 (Filed herewith.)

10.39 Stock Purchase Agreement, by and between HARC and Guilinyang Farm, dated December 29, 1997. (Certified English translation of original Chinese version filed herewith.)

10.40 Agreement for the Sale and Purchase of Share in Hainan Zhongya Aluminum Company Ltd., dated December 29, 1997, by and between First Supply and Guilinyang Farm. (Certified English translation of original Chinese version filed herewith.)

11.3 Computation of Earnings Per Share for Fiscal Year ended December 31, 1997 (Contained in Financial Statements filed herewith.)

21 Subsidiaries of the Registrant (Contained in Financial Statements filed herewith.)

27.4     Financial Data Schedule (Filed herewith. For SEC use only.)

99.2 Notice of Annual Meeting, Proxy Statement and Proxy distributed to shareholders in advance of annual meeting held on December 30, 1997 (Filed with Schedule 14A dated December 20, 1997, and incorporated herein by reference.)

         During the last quarter of the fiscal year ended December 31, 1997, the Company filed no reports on Form 8-K. However, on March 9, 1998, the Company filed a report on Form 8-K dated December 29, 1997, which reported, in Item 5, the acquisition by HARC of 28,000,000 legal person shares of Hainan Sundiro Motorcsycle Company Limited, and certain changes to the Company's board of directors. No financial statements were filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             CHINA RESOURCES DEVELOPMENT, INC.



                             By: /s/ Li Shunxing
                                ------------------
                                 Li Shunxing, President


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


                  Signature                                   Title                             Date
                  ---------                                   -----                             ----

/s/ Han Jian Zhun                                 Chairman of the Board of                 April 15, 1998
-----------------------------                     Directors
Han Jian Zhun



/s/ Li Shunxing                                   President/Director                       April 15, 1998
-----------------------------
Li Shunxing



/s/ Zhang Yibing                                  Vice President/Director                  April 15, 1998
-----------------------------
Zhang Yibing



/s/ Tam Cheuk Ho                                  Chief Financial Officer/                 April 15, 1998
-----------------------------                     Director
Tam Cheuk Ho



/s/ Wong Wah On                                   Financial Controller/                    April 15, 1998
-----------------------------                     Director/Secretary
Wong Wah On



/s/ Ching Lung Po                                 Director                                 April 15, 1998
-----------------------------
Ching Lung Po



/s/ Wan Ying Lin                                  Director                                 April 15, 1998
-----------------------------
Wan Ying Lin


                                   APPENDIX A

                              Financial Statements



Independent auditors' report, together with consolidated financial statements for the Company and subsidiaries, including:

a. Consolidated statements of income for the three years ended December 31, 1995, 1996 and 1997

b. Consolidated statements of changes in shareholders' equity for the three years ended December 31, 1995, 1996 and 1997

c.       Consolidated balance sheets as of December 31, 1996 and 1997

d. Consolidated statements of cash flows for the three years ended December 31, 1995, 1996 and 1997

e.       Notes to consolidated financial statements.

                        Consolidated Financial Statements


               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

                        December 31, 1995, 1996 and 1997

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

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

Consolidated statements of income                                     F-2

Consolidated statements of changes in shareholders' equity            F-3

Consolidated balance sheets                                         F4 - F5

Consolidated statements of cash flows                                 F-6

Notes to consolidated financial statements                        F-7 - F-37

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
China Resources Development, Inc.


We have audited the accompanying consolidated balance sheets of China Resources Development, Inc. and its subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Resources Development, Inc. and its subsidiaries at December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with accounting principles generally accepted in the United States of America.







ERNST & YOUNG
Hong Kong
February 18, 1998

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

            (Amounts in thousands, except share and per share data)




                                                                            Year ended December 31,
                                        Notes               1995           1996             1997             1997
                                                            RMB             RMB              RMB              US$


NET SALES*                                               1,957,243       1,827,499        1,149,171          138,789

COST OF SALES*                                          (1,851,186)     (1,677,056)      (1,092,972)        (132,001)
                                                         ---------       ---------        ---------        ---------

GROSS PROFIT                                               106,057         150,443           56,199            6,788

DEPRECIATION                                                (2,820)         (1,813)          (1,429)            (173)

SELLING, GENERAL AND

  ADMINISTRATIVE EXPENSES*                                 (54,442)        (50,488)         (32,934)          (3,978)


FINANCIAL INCOME/
  (EXPENSES), NET*                           4             (33,212)        (19,870)             145               18

OTHER INCOME, NET*                           5              28,654           6,054           30,580            3,693
                                                         ---------       ---------        ---------        ---------

INCOME BEFORE INCOME TAXES                                  44,237          84,326           52,561            6,348

INCOME TAXES                                 6              (6,909)        (13,991)          (9,798)          (1,183)
                                                         ---------       ---------        ---------        ---------

INCOME BEFORE MINORITY
  INTERESTS                                                 37,328          70,335           42,763            5,165

MINORITY INTERESTS                                        (18,153)         (34,513)         (24,563)          (2,967)
                                                         ---------       ---------        ---------        ---------

NET INCOME                                                  19,175          35,822           18,200            2,198
                                                         =========       =========        =========        =========

EARNINGS PER SHARE                           7
    Basic                                                    15.98           10.14             3.05             0.37
                                                         =========       =========        =========        =========


    Diluted                                                  15.49           10.02             3.04             0.37
                                                         =========       =========        =========        =========




* Including the following amounts resulting from transactions with related parties (note 14):

                                                       Year ended December 31,
                                          1995           1996             1997             1997
                                          RMB             RMB              RMB              US$

NET SALES                               107,722         205,694         278,051          33,581
COST OF SALES                        (1,619,392)     (1,412,835)       (993,557)       (119,995)
SELLING, GENERAL AND
  AND ADMINISTRATIVE EXPENSES            (1,985)         (2,381)         (6,981)           (843)
FINANCIAL INCOME/(EXPENSES), NET         12,492          25,031          10,509           1,269
OTHER INCOME, NET                         3,576            (926)          1,485             179



The accompanying notes are an integral part of these consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

            (Amounts in thousands, except share and per share data)


                                                                  Series B
                                                      Series A   convertible Series B    Additional
                                             Common   preferred   preferred  preferred     paid-in               Retained
                                  Notes       stock     stock       stock      stock       capital    Reserves   earnings    Total
                                               RMB       RMB         RMB        RMB          RMB         RMB        RMB        RMB

Balance at December 31, 1994                    101        --          --         --        1,407       2,657      7,625      11,790
Issuance of 6,400,000
  shares of series A
  preferred stock                     12       --        53,930        --         --         --          --         --        53,930
Issuance of 370 shares of
  series B convertible
  preferred stock, net of
  share offering costs                12       --          --          --         --       19,554        --         --        19,554
Net income                                     --          --          --         --         --          --       19,175      19,175
Transfer to reserves                  18       --          --          --         --         --         6,273     (6,273)       --
                                             ------      ------     ------     ------     -------       -----   --------    --------

Balance at December 31, 1995                    101      53,930        --         --       20,961       8,930     20,527     104,449

Issuance of 1,283 shares of
  series B convertible
  preferred stock, net of
  share offering costs                12       --          --          --         --       72,520        --         --        72,520
Conversion of 1,653 shares of
  series B convertible preferred
  stock to 4,579,004 shares
  of common stock                     12        383        --          --         --         (383)       --         --          --
Exchange of 6,400,000 shares
  of series A preferred stock
  for 3,200,000 shares of
  common stock with
  substantial restrictions
  ("Restricted Common Stock")         12        270     (53,930)       --         --       53,660        --         --          --
Reverse stock split, ten-to-one       12       (679)       --          --         --          679        --         --          --
Exchange of 3,200,000 shares
  of Restricted Common Stock
  for 3,200,000 shares of
  series B preferred stock            12        (27)       --          --           27       --          --         --          --
Net income                                     --          --          --         --         --          --       35,822      35,822
Transfer to reserves                  18       --          --          --         --         --         8,818     (8,818)       --
                                             ------      ------     ------     ------     -------       -----   --------    --------

Balance at December 31, 1996                     48       --          --            27    147,437     17,748      47,531    212,791

Issuance of 250,000 shares
  of common stock                     12          2        --          --         --        6,298        --         --         6,300
Issuance of 350,000 common
  stock warrants to non-
  employees                           13       --          --          --         --        3,681        --         --         3,681
Net income                                     --          --          --         --         --          --       18,200      18,200
Transfer to reserves                  18       --          --          --         --         --         7,766     (7,766)       --
                                             ------      ------     ------     ------     -------       -----   --------    --------

Balance at December 31, 1997                     50       --          --            27    157,416     25,514      57,965    240,972
                                           ========    ========    ========   ========   ========    ========   ========    ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

            (Amounts in thousands, except share and per share data)



                                                                               December 31,
                                                   Notes            1996           1997            1997
                                                                     RMB            RMB             US$

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                        131,006        124,547          15,042
Trade receivables                                                  4,212         11,249           1,359
Inventories                                           8           55,452         61,792           7,463
Other receivables, deposits and
  prepayments                                                     48,755         29,139           3,519
Amount due from Farming Bureau                       14          298,570         14,921           1,802
Amounts due from related companies                   14          147,221         40,044           4,836
                                                                 -------        -------         -------

TOTAL CURRENT ASSETS                                             685,216        281,692          34,021

PROPERTY AND EQUIPMENT, NET                           9            6,504          7,496             905

INVESTMENTS                                          10           12,344        147,671          17,835

GOODWILL                                                           1,049          1,021             123
                                                                 -------        -------         -------

TOTAL ASSETS                                                     705,113        437,880          52,884
                                                                 =======        =======         =======

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

            (Amounts in thousands, except share and per share data)



                                                                                    December 31,
                                                    Notes             1996             1997               1997
                                                                       RMB              RMB                US$
LIABILITIES AND SHAREHOLDERS'
  EQUITY

CURRENT LIABILITIES
Bank loans                                            11           292,560                -                  -
Accounts payable                                                    25,848           20,284              2,450
Other payables and accrued liabilities                              43,295           21,106              2,549
Amounts due to shareholders                           14             4,976                -                  -
Income taxes payable                                                17,063           22,375              2,702
                                                                   -------          -------            -------

TOTAL CURRENT LIABILITIES                                          383,742           63,765              7,701

MINORITY INTERESTS                                                 108,580          133,143             16,080
                                                                   -------          -------            -------

TOTAL LIABILITIES AND MINORITY
  INTERESTS                                                        492,322          196,908             23,781
                                                                   -------          -------            -------

COMMITMENTS AND CONTINGENCIES                         19

SHAREHOLDERS' EQUITY
Common stock, US$0.001 par value:
  Authorized - 200,000,000 shares
    in 1997 and 1996
  Issued and outstanding -
    6,029,004 shares in 1997 and
    5,779,004 shares in 1996                          12                48               50                  6
Preferred stock, authorized -
  10,000,000 shares in 1997
  and 1996:
      Series B preferred stock, US$0.001
        par value:
        Authorized - 3,200,000 shares in
           1997 and 1996
        Issued and outstanding - 3,200,000
           shares in 1997 and 1996                    12                27               27                  3
Additional paid-in capital                                         147,437          157,416             19,012
Reserves                                              18            17,748           25,514              3,081
Retained earnings                                     18            47,531           57,965              7,001
                                                                   -------          -------            -------

TOTAL SHAREHOLDERS' EQUITY                                         212,791          240,972             29,103
                                                                   -------          -------            -------

TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                                            705,113          437,880             52,884
                                                                   =======          =======            =======


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

            (Amounts in thousands, except share and per share data)


                                                                               Year ended December 31,
                                                                  1995           1996           1997            1997
                                                                   RMB            RMB            RMB             US$
OPERATING ACTIVITIES
Net income                                                        19,175         35,822         18,200          2,198
Adjustments to reconcile net income to net cash
  provided by/(used in) operating activities:
    Depreciation and amortization                                  2,848          1,840          1,457            176
    Stock-based compensation issued to non-employees                --             --            3,680            445
    Minority interests                                            18,153         34,513         24,563          2,967
    Loss/(gain) on disposal of property and equipment, net        (1,326)          --              463             56

Decrease/(increase) in assets:
  Trade receivables                                               (9,995)       (64,774)        (7,037)          (850)
  Inventories                                                    (12,025)        20,338         (6,340)          (766)
  Other receivables, deposits and prepayments                     (8,249)       (38,549)        25,917          3,130
  Amount due from Farming Bureau                                 (80,427)       (26,061)        (8,911)        (1,076)
  Amounts due from related companies                             (23,793)       (65,718)       (27,823)        (3,360)
  Other current assets                                            (5,054)         5,054           --             --
Increase/(decrease) in liabilities:
  Accounts payable                                                (2,364)        47,661         (5,564)          (672)
  Other payables and accrued liabilities                          (6,647)        59,697        (22,189)        (2,680)
  Amount due to Farming Bureau                                   (14,978)          --             --             --
  Amounts due to related companies and shareholders                 (813)       113,280         (4,976)          (601)
  Income taxes payable                                             6,602          6,798          5,312            641
                                                                --------       --------       --------       --------
Net cash provided by/(used in) operating activities             (118,893)       129,901         (3,248)          (392)
                                                                --------       --------       --------       --------

INVESTING ACTIVITIES
Purchases of property and equipment                               (4,275)        (2,663)        (2,884)          (348)
Purchases of investments                                            --           (2,342)          (327)           (40)
Proceeds from sale of construction in progress                    19,299           --             --             --
Proceeds from sale of property and equipment                       1,935             16           --             --
Proceeds from the sale of investments                                 59           --             --             --
Loans to related companies                                       (21,072)       (67,046)          --             --
                                                                --------       --------       --------       --------
Net cash used in investing activities                             (4,054)       (72,035)        (3,211)          (388)
                                                                --------       --------       --------       --------

FINANCING ACTIVITIES
Issue of share capital less share offering costs                   9,831         86,914           --             --
Loans from shareholders                                            5,807           --             --             --
Repayment of loans from shareholders                                --          (15,727)          --             --
Proceeds from bank borrowings                                    175,000           --             --             --
Repayments of bank borrowings                                   (170,323)          (440)          --             --
Loan from Farming Bureau                                            --           35,868           --             --
Short term advances                                               86,917           --             --             --
Repayment of short term advances                                    --          (86,917)          --             --
Loans from related companies                                       3,500           --             --             --
Repayment of loans from related companies                           --           (3,500)          --             --
                                                                --------       --------       --------       --------
Net cash provided by financing activities                        110,732         16,198           --             --
                                                                --------       --------       --------       --------

NET INCREASE/(DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                   (12,215)        74,064         (6,459)          (780)

Cash and cash equivalents, at beginning of year                   69,157         56,942        131,006         15,822
                                                                --------       --------       --------       --------

Cash and cash equivalents, at end of year                         56,942        131,006        124,547         15,042
                                                                ========       ========       ========       ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Amounts in thousands, except share and per share data)


1.       ORGANIZATION AND PRINCIPAL ACTIVITIES

         China Resources Development, Inc. (the "Company") was formerly known as Magenta Corporation ("Magenta") which was incorporated on January 15, 1986 in the State of Nevada, the United States of America. Following a reverse acquisition by the former shareholders of Billion Luck Company Limited ("Billion Luck") in December 1994, the Company became the holding company of Billion Luck and its subsidiaries (collectively the "Group").

         Billion Luck was incorporated in the British Virgin Islands on December 14, 1993. Billion Luck's principal activity is to conduct activities through its subsidiaries and its principal asset is a 56% equity interest in Hainan Agricultural Resources Company Limited, which changed its name to Hainan Zhongwei Agricultural Resources Company Limited ("Hainan Agricultural") in 1997.


         Pursuant to an agreement dated January 31, 1994 between Billion Luck, Guilinyang State Farm (the "Guilinyang"), and the Hainan Farming Bureau (the "Farming Bureau"), a division of the Ministry of Agriculture of the People's Republic of China (the "PRC"), Hainan Agricultural was established as a joint stock company in the PRC on June 28, 1994 to act as the holding company of First Goods And Materials Supply And Sales Corporation ("First Supply") and Second Goods And Materials Supply And Sales Corporation ("Second Supply") which are principally engaged in the distribution of natural rubber and the procurement of materials, supplies and other agricultural products in the PRC.


         Hainan Agricultural has a registered capital of RMB100,000. The contributions to the registered capital are as follows:

         Billion Luck                                                56%
         Farming Bureau                                              39%
         Guilinyang                                                   5%



2.       BASIS OF PRESENTATION

         The consolidated financial statements included the accounts of the Company and its subsidiaries.

         The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). This basis of accounting differs from that used in the statutory financial statements of the subsidiaries in the PRC which are prepared in accordance with the accounting principles and the relevant financial regulations in the PRC ("PRC GAAP").

         The principal adjustments made to the PRC GAAP statutory financial statements of PRC subsidiaries to conform with US GAAP are the write-off of pre-operating expenses and the recognition/deferral of realized and unrealized gains or losses from commodity futures contracts for hedging and non-hedging purposes.

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Amounts in thousands, except share and per share data)


3.       SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

         (a)      Principles of consolidation
                  The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany balances and transactions have been eliminated on consolidation.

         (b)      Cash and cash equivalents
                  The Group considers cash and cash equivalents to include cash on hand and demand deposits with banks with original terms to maturity of three months or less.

                  At December 31, 1996 and 1997, cash and cash equivalents included foreign currency deposits equivalent to RMB37,772 (US$3,445 and HK$8,578) and RMB3,442 (US$384 and HK$246),
                  respectively.

         (c)      Inventories
                  Inventories are stated at the lower of cost and market value, net of any hedging adjustments for realized and unrealized gains or losses on qualifying hedging contracts. Cost is determined using the first-in, first-out method.

         (d)      Property and equipment
                  Property and equipment are stated at cost less accumulated depreciation.

                  Depreciation is calculated on the straight-line basis to write off the cost less estimated residual value of each asset over its estimated useful life. The principal annual rates used for this purpose are as follows:

                  Buildings                                                 4%
                  Leasehold improvements              Over the term of the lease
                  Machinery, equipment and motor vehicles                 8-10%

         (e)      Investments
                  Investments in companies that are at least 20% to 50% owned, and over which the Group is in a position to exercise a significant influence but does not control the financial and operating decisions, are accounted for by the equity method.

                  All other equity investments, not being a subsidiary and which do not have a readily determinable fair value, are accounted for by the cost method.

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Amounts in thousands, except share and per share data)


3.       SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

         (f)      Retirement benefits
                  The contributions to the retirement plans for employees under defined contribution retirement plans are charged to earnings as services are provided.

         (g)      Goodwill
                  Goodwill is amortized on the straight-line basis over 40 years.

         (h)      Long-lived assets
                  Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") requires impairment losses be recognized for long-lived assets, whether these assets are held for disposal or continue to be used in operations, when indicators of impairment are present and the fair value of these assets are estimated to be less than their carrying amounts.

         (i)      Stock-based compensation
                  The Group has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. For disclosure purposes, pro forma information in accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") has been included in the note 13 to the consolidated financial statements.


                  In accordance with SFAS 123, except for transactions with employees that are within the scope of APB 25, all transactions in which services are received and the consideration given is the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued. The cost of such services is charged to earnings over the respective service period.

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Amounts in thousands, except share and per share data)


3.       SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

         (j)      Futures contracts
                  As part of its risk management strategy, the Group enters into commodity futures contracts to hedge the price risk associated with existing inventories and certain firm commitments for the purchase of goods. Such contracts are designated as hedges, are short term in nature to correspond to the exposure/commitment periods, and are effective in hedging the Group's exposure to price changes. Future contracts are marked to market and gains or losses on qualifying hedges are deferred and recognized as an adjustment of the carrying amount of the inventories being hedged or are deferred and included as part of the cost of inventories received under the firm purchase commitments and recognized in earnings when realized as an adjustment to cost of sales. Unrealized changes in fair value of contracts no longer effective as hedges are recognized in income from the date the contract becomes ineffective until their expiration.

                  The Group also enters into natural rubber commodity futures contracts that are not specific hedges and gains or losses resulting from changes in the market value of these types of futures contracts on a mark to market basis are recognized as income in the period of the change.

         (k)      Revenue recognition
                  Sales represent the invoiced value of goods sold, net of returns. Revenue is recognized upon delivery of goods to customers.

         (l)      Income taxes
                  Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109").

         (m)      Reverse stock split
                  On December 30, 1996, the Company's shareholders approved a ten-to-one reverse split of the Company's common stock (the "Reverse Stock Split"). With the par value unchanged at US$0.001 per share, the Reverse Stock Split was effected by a transfer to the additional paid-in capital account. All references in the consolidated financial statements referring to share, stock option and per share amounts of the common stock of the Company have been adjusted retroactively for the Reverse Stock Split.

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Amounts in thousands, except share and per share data)


3.       SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)


         (n)      Earnings per share
                  In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to SFAS 128 requirements.

         (o)      Foreign currency translation
                  The financial records of the subsidiaries except for Billion Luck are maintained and their statutory financial statements are stated in Renminbi ("RMB"), the national currency of the PRC.

                  Transactions and monetary assets and liabilities denominated in other currencies are translated into RMB at the respective applicable rates of exchange quoted by the People's Bank of China (the "Exchange Rate"). Monetary assets and liabilities denominated in other currencies are translated into RMB at the applicable Exchange Rate at the respective balance sheet dates. Income statement amounts are translated at the average Exchange Rates for the period. The resulting exchange gains or losses are credited or charged to the consolidated statements of income.

                  The books and records of the Company and Billion Luck are maintained in United States dollars ("US$") and Hong Kong dollars ("HK$"), respectively. The records of the Company and Billion Luck are translated into RMB using the respective applicable Exchange Rate prevailing at the date of the transactions. Monetary assets and liabilities in US$, HK$ and other foreign currencies are translated using the applicable Exchange Rates at the balance sheet dates. Income statement amounts are translated at the average Exchange Rates for the period. The resulting exchange gains or losses are credited or charged to the consolidated statements of income.

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Amounts in thousands, except share and per share data)


3.       SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

         (o)      Foreign currency translation (continued)
                  The translation of amounts from RMB into US$ for the convenience of the reader has been made at the Exchange Rate quoted by the People's Bank of China on December 31, 1997 of US$1.00 = RMB8.28, and accordingly, differs from the underlying foreign currency amounts. No representation is made that the RMB amounts could have been, or could be, converted into US$ at that rate on December 31, 1997 or at any other date.

                  The market risks associated with changes in exchange rates and the restrictions over the convertibility of RMB into foreign currencies are discussed in note 20.

         (p)      Use of estimates
                  The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.


         (q)      Comparative amounts
                  Certain comparative amounts have been reclassified to conform with the current year's presentation.



4.       FINANCIAL INCOME/(EXPENSES), NET

         Financial income/(expenses), net represent:


                                                                 Year ended December 31,
                                                         1995            1996              1997
                                                          RMB             RMB               RMB

         Interest expenses                            (52,409)        (48,495)          (15,007)
         Interest income                               18,575          29,602            14,849
         Foreign exchange gains/(losses), net             622            (977)              303
                                                       ------          ------            ------

                                                      (33,212)        (19,870)              145
                                                       ======          ======            ======


         In connection with the restructuring of operations as set out in note 14(e), with effect from October 1, 1996, the amounts due from certain related companies have become interest-free and the interest expense on bank loans of the Group was borne by the Farming Bureau until the effective transfer of the bank loans to the Farming Bureau in March 1997 (note 14(e)).

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Amounts in thousands, except share and per share data)


5.       OTHER INCOME, NET

         Other income, net represents:


                                                                                    Year ended December 31,
                                                          Notes               1995            1996              1997
                                                                               RMB             RMB               RMB

         Income from long term investments                                   2,000           1,525                 -
         Rental income                                                       5,297           3,474             1,024
         Net gains on trading of commodity
           futures contracts                              3(j)              10,614           1,374            28,375
         Service fee to the Farming
           Bureau                                         14(c)                  -          (5,000)                -
         Management fee income                            14(d)              6,000           6,000                 -
         Commission received from Jin Huan                14                     -               -             1,833
         Loss/(gain) on disposal of property and
           equipment, net                                                    1,326               -              (463)
         Others                                                              3,417          (1,319)             (189)
                                                                            ------          ------            ------
                                                                            28,654           6,054            30,580
                                                                            ======          ======            ======


6.       INCOME TAXES

         It is management's intention to reinvest all the income attributable to the Company earned by its operations outside the United States of America (the "USA"). Accordingly, no USA corporate income taxes have been provided in these financial statements.


         Under current British Virgin Islands' law, any dividends the Group will distribute in the future and capital gains arising from the Group's investments are not subject to income taxes in the British Virgin Islands.


         The Group's PRC subsidiaries are subject to a tax rate of 15% on income reported in their statutory financial statements. However, Hainan Agricultural has been granted a tax holiday under the PRC income tax laws with a tax exemption in the first year which is the period from June 28, 1994 (date of registration) to December 31, 1994 and a 50% tax deduction in the second year of operation which is the year ended December 31, 1995 (tax saving attributable to the Group of RMB209 or RMB0.17 per share, after adjusting for the Reverse Stock Split in
         1996). There will be no tax deduction thereafter.

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Amounts in thousands, except share and per share data)


6.       INCOME TAXES (continued)

         A reconciliation between the actual income tax expenses and income taxes computed by applying the statutory PRC tax rate applicable to foreign investment enterprises operating in Hainan, a Special Economic Zone in the PRC, to the income before income taxes is as follows:



                                                                                    Year ended December 31,
                                                                            1995             1996               1997
                                                                             RMB              RMB                RMB
         Statutory PRC tax rate                                              15%              15%                15%

         Computed expected tax expenses                                    6,636           12,649              7,884
         Impact of tax holiday of Hainan Agricultural                       (374)               -                  -
         Item which gives rise to no tax benefit:
           Net loss of the Company and Billion Luck                          669            1,160              1,974
         Others                                                              (22)             182                (60)
                                                                          ------           ------             ------
         Taxation charge for the year                                      6,909           13,991              9,798
                                                                          ======           ======             ======

         Undistributed earnings of the Company's foreign subsidiaries amounted to RMB55,190 and RMB79,549 at December 31, 1996 and 1997, respectively. Because those earnings are considered to be indefinitely invested, no provision for USA corporate income taxes on those earnings has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to USA corporate income taxes. Unrecognized deferred USA corporate income tax in respect of these undistributed earnings, less the Company's accumulated losses available for deduction for tax purposes, as at December 31, 1996 and 1997 was RMB16,161 and RMB19,708, respectively.

         No deferred income taxes have been provided based on the liability method prescribed by SFAS 109 because the effect of all temporary differences is considered immaterial.

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Amounts in thousands, except share and per share data)


7.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:


                                                                                      Year ended December 31,
                                                                                 1995           1996            1997
                                                                                  RMB            RMB             RMB
         Income (numerator):
           Basic and diluted earnings per share:
             Income available to common stockholders                           19,175         35,822          18,200
                                                                            =========      =========       =========
         Shares (denominator):
           Basic earnings per share:
             Weighted average number of shares                              1,200,000      3,533,512       5,958,171

           Effect of dilutive securities:
             Series B convertible preferred stock                               5,789              -               -
             Stock options                                                     32,096         42,446               -
             Warrants                                                               -              -          17,451
                                                                            ---------      ---------       ---------

           Dilutive potential common shares                                    37,885         42,446          17,451
                                                                            ---------      ---------       ---------
           Diluted earnings per share:
             Adjusted weighted average
               shares and assumed conversions                               1,237,885      3,575,958       5,975,622
                                                                            =========      =========       =========

         Basic earnings per share                                               15.98          10.14            3.05
                                                                            =========      =========       =========

         Diluted earnings per share                                             15.49          10.02            3.04
                                                                            =========      =========       =========


         For the years ended December 31, 1995 and 1996, the weighted average numbers of shares used in computing basic and diluted earnings per share were adjusted as if the Reverse Stock Split had been completed on January 1, 1995.

         Details of the series B convertible preferred stock, stock options and warrants of the Company are set out in notes 12 and 13 of the consolidated financial statements, respectively.

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Amounts in thousands, except share and per share data)


7.       EARNINGS PER SHARE (continued)

         Options to purchase 240,000 shares of common stock at US$4.20 (RMB34.78) per share were outstanding during 1997 but were not included in the computation of diluted earnings per share for the year ended December 31, 1997 because the options' exercise price was greater than the average market price of the common shares during the year and, therefore, the effect would be antidilutive. The options, which expire on May 20, 2006, were still outstanding at December 31, 1997.


8.       INVENTORIES

         Inventories comprise:

                                                                                                December 31,
                                                                     Note                  1996                 1997
                                                                                            RMB                  RMB

         Finished goods, at cost                                                         62,167               61,792
         Less: Deferred gains on
               related hedging futures contracts                     3(j)                (6,715)                 --
                                                                                        -------              -------
         Finished goods, net                                                             55,452               61,792
                                                                                        =======              =======


9.       PROPERTY AND EQUIPMENT, NET

         Property and equipment comprise:

                                                                                                  December 31,
                                                                                           1996                 1997
                                                                                            RMB                  RMB
         At cost:
           Buildings and leasehold improvements                                           3,806                5,267
           Machinery, equipment and motor vehicles                                        5,909                6,599
                                                                                         ------               ------
                                                                                          9,715               11,866
         Accumulated depreciation                                                        (3,211)              (4,370)
                                                                                         ------               ------
                                                                                          6,504                7,496
                                                                                         ======               ======

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Amounts in thousands, except share and per share data)


10.      INVESTMENTS

         Investments comprise:


                                                                                                 December 31,
                                                                       Notes               1996                 1997
                                                                                            RMB                  RMB
         Equity method investment                                       (a)               1,743                1,743
         Cost method investments                                        (b)              10,601              145,928
                                                                                         ------              -------
                                                                                         12,344              147,671
                                                                                         ======              =======



         (a) Equity method investment represents Hainan Agricultural's 30% equity interest in Hainan Far East Rubber Development Company Limited ("Far East"). As at December 31, 1997, Far East has not yet commenced operations.


         (b) Cost method investments comprise:

                                                                                               December 31,
                                                                                         1996               1997
                                                                                          RMB                RMB
               Investments in:
                 Unlisted shares                                                          601                928
                 Hainan Sundiro Motorcycle Stock Company
                   Limited ("Sundiro")                                                      -            140,000
                 PRC joint ventures                                                    10,000              5,000
                                                                                       ------            -------

                                                                                       10,601            145,928
                                                                                       ======            =======

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Amounts in thousands, except share and per share data)


10.      INVESTMENTS (continued)

         Cost method investments are equity interests in PRC unlisted companies in which the Group does not have a significant influence over their operating and financial policies.

         The investment in Sundiro represents the cost of Hainan Agricultural's 5.3% equity interest in the investee acquired from Guilinyang in 1997.

         The PRC joint ventures at December 31, 1996 represented First Supply's and Second Supply's investments in Hainan State-owned Zhong Ya Aluminum Factory ("Zhong Ya") and Xilian Farm Timber Mill ("Xilian Mill"), of RMB5,000 each. In 1997, First Supply disposed of its entire equity interest in Zhong Ya to Guilinyang for a total consideration of RMB5,000.


         The purchase consideration of Sundiro and the sales proceeds of Zhong Ya have been used to offset the amount due from Guilinyang (note 15).


11.      BANK LOANS

         The Group's short term bank loans as at December 31, 1996 were all denominated in Renminbi. The short term bank loans were generally secured by guarantees given by the Farming Bureau, with original maturities not more than one year at a weighted average interest rate of 14.32% per annum as at December 31, 1996.

         Pursuant to an Asset and Staff Transfer Agreement, all the bank loans were transferred to the Farming Bureau in March 1997 (note 14(e)).


12.      SHARE CAPITAL

         On March 31, 1995, the Board of Directors of the Company approved an Action by Written Consent to amend the Company's Articles of Incorporation to authorize 10,000,000 shares of preferred stock, of which 6,400,000 shares were designated as series A preferred stock, par value US$1 (RMB8.32) per share.

         In 1995, pursuant to the Action by Written Consent and an exchange agreement between the Company and certain shareholders of the Company, long term loans from certain shareholders of the Company in the aggregate of US$6,400 (RMB53,930) were exchanged for 6,400,000 shares of series A preferred stock of the Company.

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Amounts in thousands, except share and per share data)


12.      SHARE CAPITAL (continued)

         Pursuant to an exchange agreement dated as of July 22, 1996 between the Company and the holder of series A preferred stock at that date (the "Holder"), all the 6,400,000 outstanding shares of series A preferred stock of the Company were exchanged on a five for one basis for 3,200,000 shares of common stock of the Company (the "Restricted Common Stock"), after adjusting for the Reverse Stock Split in 1996, and the Holder waived its rights to participate in dividends and distributions on dissolution or liquidation in connection with the Restricted Common Stock for a period of seven years and accepted limitations on future registration. According to a valuation of the Restricted Common Stock and series A preferred stock performed by an independent professional valuer in the USA, the exchange ratio of five Restricted Common Stock for one series A preferred stock of the Company represents an exchange at fair market values.

         On December 9, 1995, the Company designated a series of 2,500 shares of the Company's authorized preferred stock as series B convertible preferred stock, par value US$0.001 (RMB0.008) per share.

         The Company issued a Confidential Offshore Offering Memorandum on October 20, 1995 and a Supplementary Memorandum on December 7, 1995 to offer for sale series B convertible preferred stock of the Company (the "First Share Offering") to certain non-residents of the United States of America in an offshore offering in reliance upon Regulation S promulgated under the Securities Act of 1933, as amended. As of December 31, 1995, gross proceeds of US$3,700 (RMB30,825) were received on the issuance of 370 shares of series B convertible preferred stock at a price of US$10,000 (RMB83,311) per share. As of March 8, 1996, the closing date of the First Share Offering, further gross proceeds of US$8,830 (RMB73,511) were received upon the issuance of 883 shares of series B convertible preferred stock at a price of US$10,000 (RMB83,251) per share. On June 30, 1996, the Company issued another Confidential Offshore Offering Memorandum in another offshore offering (the "Second Share Offering"), with terms similar to the First Share Offering. As of July 8, 1996, the closing date of the Second Share Offering, gross proceeds of US$4,000 (RMB33,300) were received on the issuance of 400 shares of series B convertible preferred stock at a price of US$10,000 (RMB83,251) per share. After deduction of share offering costs, net proceeds of RMB19,554 and RMB72,520 were received on the issuance of 370 shares and 1,283 shares of series B convertible preferred stock for the years ended December 31, 1995 and 1996, respectively.

         During the year ended December 31, 1996, all the 1,653 shares of series B convertible preferred stock were converted into 4,579,004 shares of common stock of the Company, after adjusting for the Reverse Stock Split in 1996, in accordance with the terms of the share offerings.

         On December 30, 1996, the Company's shareholders approved the Reverse Stock Split, which was made effective by the Board of Directors on December 31, 1996.

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Amounts in thousands, except share and per share data)


12.      SHARE CAPITAL (continued)


         On December 31, 1996, the Board of Directors adopted a resolution providing for the amendment to the designation and terms of its 2,500 shares of authorized preferred stock previously designated as series B convertible preferred stock. The certificate of designation of the series B convertible preferred stock was amended and the stock was redesignated as series B preferred stock, which is no longer convertible. The authorized number of series B preferred stock has also been increased to 3,200,000 shares. Immediately before the redesignation, no shares of the series B convertible preferred stock were outstanding.


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


         On April 1, 1997, the Company entered into an agreement with an independent public relations company (the "PR Company"). Pursuant to that agreement, 150,000 shares of common stock of the Company were issued and 350,000 warrants were granted (note 13) to the PR Company as consideration for internet and other public relations services to be provided by the PR Company.


         On May 1, 1997, the Company entered into a Financial Consultancy Agreement with an independent financial consulting company, pursuant to which, 100,000 shares of common stock of the Company were issued as consideration for the financial consultancy services to be rendered by that company.

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Amounts in thousands, except share and per share data)


13.      STOCK OPTIONS AND WARRANTS

         Stock options
         The Company adopted a stock option plan (the "Plan") as of March 31, 1995. The Plan allows the Board of Directors, or a committee thereof at the Board's discretion, to grant stock options to officers, directors, key employees, consultants and affiliates of the Company. Initially, 240,000 shares of common stock of the Company, after adjusting for the Reverse Stock Split in 1996, were permitted to be issued and sold pursuant to options granted under the Plan. All of the stock options were issued in accordance with the terms of the Plan on July 1, 1995 to certain officers, directors, employees and consultants of the Group at an exercise price of US$37.8 (RMB314.50) per share (the fair market value of the common stock as of July 1, 1995) and are exercisable from July 1, 1996 to July 1, 2005. On May 20, 1996, pursuant to an " Unanimous Written Consent" of the committee appointed pursuant to the Plan and a resolution of a special meeting of the Board of Directors of the Company, the exercise price was changed to US$4.20 (RMB34.86) per share (the fair market value of the common stock as of May 20, 1996), after adjusting for the Reverse Stock Split in 1996. By virtue of that action, the outstanding options are now exercisable beginning on May 20, 1997 and until May 20, 2006. All stock options remained outstanding as of December 31, 1997.

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

         The Company has elected to follow APB 25 and related interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the date of grant and the date of subsequent modification in 1995 and 1996, respectively: risk-free interest rates of 6.50% and 6.78%; no dividend yield; volatility factors of the expected market price of the Company's common stock of 141.38% and 42.13%; and a weighted-average expected life of the options of 6 years.

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Amounts in thousands, except share and per share data)


13.      STOCK OPTIONS AND WARRANTS (continued)

         The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

         For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to write off the amount over the options' vesting period. The Company's pro forma information is as follows:


                                                                                  Year ended December 31,
                                                                            1995             1996               1997
                                                                             RMB              RMB                RMB
         Pro forma net income                                             15,669           28,566             10,770
                                                                          ======           ======             ======
         Pro forma earnings per share (note 7):
           Basic                                                           13.06             8.08               1.81
                                                                          ======           ======             ======
           Diluted                                                         12.66             7.99               1.80
                                                                          ======           ======             ======

         The Company's stock option activities and related information for the years ended December 31, 1995, 1996 and 1997 are summarized as follows:



                                         1995                           1996                           1997
                                               Exercise                       Exercise                     Exercise
                                   Options        price           Options        price        Options         price
                                   --------------------           --------------------        ---------------------
                                                    US$                            US$                          US$
         Outstanding at
           beginning of year             -            -               240         37.8            240           4.2
         Granted                       240         37.8                 -            -              -             -
         Exercised                       -            -                 -            -              -             -
         Forfeited                       -            -                 -            -              -             -
                                      ----                           ----                        ----
         Outstanding at end
           of year                     240         37.8               240          4.2*           240           4.2
                                      ====                           ====                        ====



         *Exercise price modified in 1996.

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Amounts in thousands, except share and per share data)


13.      STOCK OPTIONS AND WARRANTS (continued)

         Warrants

         Pursuant to the Advertising and Media Agreement set out in note 12, in addition to the issue of 150,000 shares of common stock of the Company, 350,000 warrants for the subscription of 350,000 shares of common stock of the Company were granted to the PR Company on April 1, 1997. All warrants have a term of three years from April 1, 1997 and have an exercise price which ranges from US$2.69 (RMB22.27) to US$5.5 (RMB45.54) per share or a weighted-average exercise price of US$4.14 (RMB34.38). None of the warrants have been exercised as at December 31, 1997.



14.      RELATED PARTY BALANCES AND TRANSACTIONS

         The Group's amounts due from/to Farming Bureau and related companies controlled by the Farming Bureau comprise:



                                                                           December 31,
                                                                    1996                 1997
                                                                 -------             --------
                                                                     RMB                  RMB
         Due from Farming Bureau:
           Deposits for the purchase of natural rubber
             (note 14(a))                                        229,372                    -
           Others                                                 69,198               14,921
                                                                 -------              -------

                                                                 298,570               14,921
                                                                 =======              =======

         Due from related companies:
           Jin Long Corporation ("Jin Long")                      50,562               23,024
           Jin Huan Corporation ("Jin Huan")                      44,359                6,139
           Other related companies                                52,300               10,881
                                                                 -------              -------

                                                                 147,221               40,044
                                                                 =======              =======

         The balances with the Farming Bureau, related companies and shareholders of the Company are unsecured, interest-free and are repayable on demand.

         All of the amounts due from related companies are secured by a guarantee given by the Farming Bureau.

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Amounts in thousands, except share and per share data)


14.      RELATED PARTY BALANCES AND TRANSACTIONS (continued)

         In addition to those transactions set out in notes 10(b), 19(a) and 21, the Group had the following transactions with the Farming Bureau, certain related companies controlled by the Farming Bureau and certain shareholders of the Company.



                                                                              Year ended December 31,
                                                           Notes            1995             1996               1997
                                                                    ------------------------------------------------
                                                                             RMB              RMB                RMB
         Farming Bureau and related companies
         controlled by the Farming Bureau:


         Purchase of natural rubber                         (a)       (1,652,707)      (1,438,420)        (1,011,662)
         Purchase discounts received                        (a)           31,217           16,162                  -
         Guaranteed gross profit received                   (a)            2,098            9,423             18,105
         Net sales of materials, supplies and
           other agricultural products                      (b)          106,092          205,694             32,117
         Net sales of natural rubber                                       1,630                -            245,934
         Interest income and rental in
           lieu of interest received                                      14,549           25,302             11,947
         Interest expenses paid                                             (679)               -             (1,438)
         Rental expenses paid                                               (170)            (188)            (3,948)
         Disposal of construction in
           progress, property and equipment                              (21,072)               -                  -
         Income from cost method investments                               2,000            1,525                  -
         Service fee paid                                   (c)                -           (5,000)                 -
         Management fees received                           (d)            6,000            6,000                  -

         Handling fee paid for the trading of
           natural rubber futures                                         (4,424)          (3,451)             (348)
         Sales commission received                                             -                -              1,833
         Transfer of assets and liabilities                 (e)                -         (227,950)           292,560
                                                                       =========        =========          =========

         Shareholders of the Company:


         Interest expenses paid                                           (1,378)            (271)                 -
         Consultancy fees paid                              (f)           (1,815)          (2,193)            (3,033)
                                                                       =========        =========          =========


               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Amounts in thousands, except share and per share data)


14.      RELATED PARTY BALANCES AND TRANSACTIONS (continued)

         (a)      Purchase of natural rubber
                  Pursuant to a sales and purchase agreement dated November 5, 1994 (the "S&P Agreement") amongst the Farming Bureau, Hainan Agricultural, First Supply and Second Supply, the Farming Bureau agreed to guarantee the supply of natural rubber to First Supply and Second Supply for a period of 15 years from November 5, 1994 under the same terms and conditions as are offered to other purchasers of natural rubber with a first right of refusal to First Supply and Second Supply. First Supply and Second Supply also, from time to time, sourced natural rubber from other farms not owned or controlled by the Farming Bureau.

                  The Farming Bureau allows First Supply and Second Supply to set the selling price of natural rubber according to market conditions, and guarantees a minimum gross profit margin of 3.5% (before purchase discounts set out below) earned by First Supply and Second Supply on natural rubber purchased from farms controlled by the Farming Bureau (the "Farms").


                  On March 30, 1995, the Group entered into an agreement with the Farming Bureau (the "Rubber Deposit Agreement") pursuant to which, with effect from March 30, 1995, the Farming Bureau guaranteed the supply of a minimum of 120,000 tons (the "Guaranteed Quantity") of natural rubber for each of the next 3 years. The Group was not obligated to purchase the Guaranteed Quantity. In consideration for this, the Group had maintained a purchase deposit with related companies or the Farming Bureau on a rolling basis equivalent to 15% of the Guaranteed Quantity multiplied by the average market price of natural rubber for the previous quarter. In return, a purchase discount was offered to the Group for the purchase of natural rubber from the Farms.

                  To optimize the return of its liquid funds, the Group entered into a supplementary agreement with the Farming Bureau in 1997 to cancel the arrangement under the Rubber Deposit Agreement effective from January 1, 1997, subsequent to the restructuring as detailed in note 14(e).


         (b)      Procurement of materials and supplies
                  Pursuant to the S&P Agreement, the Farming Bureau also agreed to purchase certain products sourced by First Supply and Second Supply for a period of 15 years from November 5, 1994 at prices acceptable to all parties with a first right of refusal to First Supply and Second Supply.

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Amounts in thousands, except share and per share data)


14.      RELATED PARTY BALANCES AND TRANSACTIONS (continued)

         (c)      Service fee payable to the Farming Bureau
                  Pursuant to an agreement dated November 5, 1994 between the Farming Bureau and Hainan Agricultural, the Farming Bureau has agreed to grant Hainan Agricultural and its subsidiaries certain land use and development rights to the land on which the warehouse, factories, and other industrial and office facilities of Hainan Agricultural, First Supply and Second Supply are located and to provide certain related services to Hainan Agricultural. In consideration for this, the Farming Bureau is entitled to an annual service fee to a maximum of RMB5,000, calculated at 10% of Hainan Agricultural's annual consolidated net income before the service fee as determined in accordance with US GAAP, provided that the annual consolidated net income exceeds RMB40,000 after deducting such service fee. The agreement was terminated with effect from January 1, 1997. For the year ended December 31, 1996, RMB5,000, being the maximum amount under the agreement, was paid to the Farming Bureau. For the year ended December 31, 1995, no service fee was paid as the above-mentioned condition was not met.

         (d)      Management fee income from Jin Long and Jin Huan
                  For the years ended December 31, 1995 and 1996, management fees of RMB3,000 and RMB3,000, respectively were charged to each of Jin Long and Jin Huan for their share of the Group's administrative expenses and for their use of the Group's office equipment, warehouses and staff.

                  After the restructuring of operations in 1996 as detailed in note 14(e) below, no such services were provided to Jin Long and Jin Huan and accordingly, no management fee was received in 1997.

         (e)      Restructuring of operations

                  In the third quarter of 1996, the Group initiated a plan to restructure its operations in Hainan, the PRC (the "Restructuring"). Pursuant to a Shareholders' Agreement on Business Restructuring (the "Restructuring Agreement"), the operations of Hainan Agricultural, First Supply and Second Supply (collectively, the "Operating Subsidiaries") were restructured effective from October 1, 1996. The Restructuring has resulted in the simplification of corporate structure by consolidating the operations of several trading and servicing divisions and the transfer of certain assets, liabilities, including certain amounts due from the Farms and other related companies of the Farming Bureau, and surplus employees to the Farming Bureau, a 39% shareholder of Hainan Agricultural. In addition, as part of the Restructuring, bank loans of the Operating Subsidiaries were transferred to the Farming Bureau in March 1997 when the proper approval was obtained from the relevant banks. Despite the downsizing of several operations, the Restructuring has not resulted in the discontinuance of any line of business as all the operations have been taken up by the remaining divisions.

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Amounts in thousands, except share and per share data)


14.      RELATED PARTY BALANCES AND TRANSACTIONS (continued)

         (e)      Restructuring of operations (continued)
                  Pursuant to an Asset and Staff Transfer Agreement (the "Transfer Agreement"), the value of the assets and liabilities transferred was determined based on their fair value at the effective date of transfer as determined by a professional independent valuer in the PRC. Based on their valuation, there were no material differences between the fair value and the carrying values (as determined under US GAAP) of those assets and liabilities at the date of transfer. After the Restructuring, the Farming Bureau took over all the transferred employees and arrangements were made with an insurance company controlled by the Farming Bureau to transfer the retirement plan (note 21) of those employees to the Farming Bureau.

                  Based on the valuation by the independent valuer, the fair value of assets/liabilities of the Operating Subsidiaries that were transferred to the Farming Bureau in 1996 and 1997 are as follows:

                                                                          1996               1997
                                                                           RMB                RMB

                  Trade receivables                                     92,553                 -
                  Other receivables, prepayments
                    and other current assets                            42,665                 -
                  Inventories                                           27,986                 -
                  Amounts due from related companies                   274,046                 -
                  Fixed assets                                          15,821                 -
                  Investments                                            1,961                 -
                  Amounts due to related companies                   (127,458)                 -
                  Accounts payable                                    (61,689)                 -
                  Other payables and accrued liabilities              (37,935)                 -
                  Bank loans                                                 -           (292,560)
                                                                       -------            -------
                                                                       227,950           (292,560)
                                                                       =======            =======


                  Net liabilities transferred to the Farming Bureau,
                    recorded as an adjustment to the amount due from
                    the Farming Bureau                                                    (64,610)
                                                                                           =======


                  The net credit was applied against the receivable from the Farming Bureau.


                  In connection with the Restructuring and effective from October 1, 1996, the amounts due from the Farming Bureau and other related companies owned and/or controlled by the Farming Bureau have become interest-free. Starting from October 1, 1996, interest expense on bank loans of the Group have been borne by the Farming Bureau until the effective transfer of the bank loans to the Farming Bureau in March 1997.

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Amounts in thousands, except share and per share data)


14.      RELATED PARTY BALANCES AND TRANSACTIONS (continued)

         (f)      Consultancy fees
                  Pursuant to a mandate letter dated February 1, 1994, which was amended on November 1, 1994, between Billion Luck and Brender Services Limited ("Brender"), a shareholder of the Company, Billion Luck agreed to pay Brender consultancy fees of HK$80 (RMB89) per month and pursuant to a revised consulting agreement dated April 30, 1995, Brender agreed to provide accountancy and consulting services to the Company for a period of 5 years commencing on May 1, 1995. In consideration of the services to be rendered, the monthly consultancy fee paid by Billion Luck was increased to HK$170 (RMB184) per month during May 1, 1995 to April 30, 1997. In 1997, the consultancy agreement was renewed for another three years effective from May 1, 1997 and in consideration of the additional advisory and coordination works to be performed, the monthly consultancy fee was revised to HK$270 (RMB289) per month.

          (g) Exchange of series A preferred stock to Restricted Common Stock and exchange of Restricted Common Stock to series B preferred stock As at the dates of the respective exchanges in 1996, two directors of the Company were also directors of the holders of series A preferred stock and Restricted Common Stock, respectively.

                  Further details of the exchanges are set out in note 12 to the consolidated financial statements.

         (h)      Loan from the Farming Bureau
                  On March 25, 1996, Hainan Agricultural entered into a loan agreement with the Farming Bureau by which Hainan Agricultural borrowed RMB35,868. The loan is unsecured, interest-free and it is expected to be repaid by conversion of the loan into registered capital of Hainan Agricultural upon the approval for such conversion by relevant government authorities.

                  On December 31, 1996, a supplementary agreement was entered into between Hainan Agricultural and the Farming Bureau to apply the loan to set off the balance due from the Farming Bureau to Hainan Agricultural against any amounts due to Hainan Agricultural and its subsidiaries in 1996.

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Amounts in thousands, except share and per share data)


15.      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                                                  Year ended December 31,
                                                                          1995               1996               1997
                                                                           RMB                RMB                RMB

         Cash paid during the year for:
           Interest expenses                                            49,963             28,258              2,178
           Income tax                                                      307              7,193              4,486
                                                                       =======            =======            =======

         Non-cash investing and financing activities:
           Series A preferred stock issued for
             conversion of long term loans
             from shareholders                                          53,930                  -                  -
           Conversion of 1,653 shares of
             series B convertible preferred stock
             to 4,579,052 shares of common stock                             -                383                  -
           Exchange of 6,400,000 shares of
             Series A preferred stock for
             3,200,000 shares of Restricted
             Common Stock                                                    -             53,930                  -
           Exchange of 3,200,000 shares of
             Restricted Common Stock for
             3,200,000 shares of Series B
             preferred stock                                                 -                270                  -
           Transfer of assets and liabilities to the
             Farming Bureau pursuant to the
             Restructuring (note 14(e)), net                                 -            227,950            292,560
           Acquisition of an investment (note 10(b))                         -                  -            140,000
           Disposal of an investment (note 10(b))                            -                  -              5,000
                                                                       =======            =======            =======

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

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

         (i)      Cash deposits

                  The Group places its cash deposits with an international bank and various PRC State-owned financial institutions.

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

                  The Farming Bureau is a division of the Ministry of Agriculture of the PRC.

         Current vulnerability due to certain concentrations:

         The Group's operating assets and primary source of income and cash flows are its interests in its subsidiaries in the PRC. The value of the Group's interests in these subsidiaries may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC's political, economic and social life. There is also no guarantee that the PRC government's pursuit of economic reforms will be consistent or effective.

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Amounts in thousands, except share and per share data)


16.      CONCENTRATION OF RISK (continued)

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


         The Group enters into commodity futures contracts to hedge the price risk associated with existing inventories and certain firm commitments for the purchase of goods, as well as for non-hedging purposes.

         Commodity futures contracts provide the Group a means of managing the risks of changing commodity prices. These contracts represent commitments either to purchase or sell commodities at a future date and at a specific price. The Group is subject to market risk associated with changes in value of the underlying commodity as well as the risk of non-performance by futures counterparties. The gross contract amount of futures contracts represents the extent of the Group's involvement and the Group's maximum exposure to credit risk. All the commodity futures contracts entered into by the Group are exchange traded contracts. The exchange acts as the counterparty to specific transactions and, therefore, bears the risk of delivery to and from counterparties to specific positions.

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Amounts in thousands, except share and per share data)


16.      CONCENTRATION OF RISK (continued)


         Market risk resulting from a position in commodity futures contract may be offset by other on- or off-balance sheet transactions. The Group monitors overall sensitivity to commodity price changes by analyzing the net effect of potential changes in commodity prices on the market value of commodity futures contracts and the related commodity. The Group manages the credit risk of counterparty defaults by limiting the total amount of futures contracts outstanding and by monitoring the size and maturity structure of the futures contract portfolio.

17.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used by the Group in estimating its fair value disclosures for financial instruments:

         (i)      Cash and cash equivalents

                  The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate their fair value.

         (ii)     Amounts due to/from the Farming Bureau and related companies

                  The carrying amounts are reasonable estimates of the fair values due to the short maturity of these assets and liabilities.

         (iii)    Cost method investments

                  It was not practicable to estimate the fair values of the Group's cost method investments in non-traded investments because of the lack of quoted market prices and the inability to estimate fair values without incurring excessive costs. The carrying amounts of RMB10,601 and RMB145,928 at December 31, 1996 and 1997, respectively, represent the Group's best estimates of current economic values of these investments.

         (iv)     Short term bank loans

                  The carrying amounts of the Group's short term bank loans approximate their fair values due to their short maturity.

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Amounts in thousands, except share and per share data)


18.      RESERVES AND DISTRIBUTION OF PROFITS

         The movements in reserves during the years are as follows:


                                                                                         Collective
                                                                           Surplus          welfare
                                                                           reserve             fund            Total
                                                                               RMB              RMB              RMB

         Balance at December 31, 1994                                        1,328            1,329            2,657
         Appropriation for the year                                          3,137            3,136            6,273
                                                                           -------          -------          -------
         Balance at December 31, 1995                                        4,465            4,465            8,930
         Appropriation for the year                                          4,409            4,409            8,818
                                                                           -------          -------          -------
         Balance at December 31, 1996                                        8,874            8,874           17,748
         Appropriation for the year                                          3,883            3,883            7,766
                                                                           -------          -------          -------

         Balance at December 31, 1997                                       12,757           12,757           25,514
                                                                           =======          =======          =======



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


         According to relevant laws and regulations in the PRC, distributable reserves of Hainan Agricultural and its subsidiaries are determined in accordance with the relevant PRC accounting rules and regulations. The amounts of retained earnings of Hainan Agricultural and its subsidiaries that are included in the consolidated balance sheets as of December 31, 1995, 1996 and 1997 that are available for distribution are RMB27,844, RMB62,951 and RMB86,448, respectively.

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Amounts in thousands, except share and per share data)


19.      COMMITMENTS AND CONTINGENCIES

         (a)      Lease commitments

                  At December 31, 1997, future minimum payments under operating leases for the leasing of buildings in Hainan, the PRC from the Farming Bureau and companies controlled by the Farming Bureau were as follows:

                                                           RMB
                  Payable in:
                    1998                                   242
                    1999                                   242
                    2000                                   242
                    2001                                   170
                    2002                                   170
                    Thereafter                             298
                                                         -----


                  Total minimum lease payments           1,364
                                                         =====

                  Rental expenses under operating leases for the years ended December 31, 1995, 1996 and 1997 amounted to RMB170, RMB188 and RMB242, respectively.

         (b)      Futures contracts

                  As of December 31, 1997, the Group had open short positions in respect of its natural rubber commodity futures contracts, maturing through 1998, with a notional value of RMB3,801 (1996: RMB30,497).


20.      FOREIGN CURRENCY EXCHANGE

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

         The Unified Exchange Rates at December 31, 1995, 1996 and 1997 were US$1 : RMB8.32, US$1 : RMB8.30 and US$1 : RMB8.28, respectively.

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Amounts in thousands, except share and per share data)


21.      RETIREMENT BENEFITS

         As stipulated by the PRC regulations, First Supply and Second Supply participate in a defined contribution retirement plan (the "Retirement Plan") administered by a State-owned insurance company controlled by the Farming Bureau. First Supply and Second Supply are required to make contributions to the Retirement Plan at a rate of 21% of the aggregate of basic salaries, allowances and bonus of its existing staff. All staff of First Supply and Second Supply are covered under the Retirement Plan and upon retirement, the retired staff are entitled to a monthly pension payment borne by the above-mentioned insurance company under the Retirement Plan. First Supply and Second Supply are not responsible for any payments beyond the contributions to the Retirement Plan as noted above.

         The amounts of contributions paid by First Supply and Second Supply, which were charged to the consolidated statements of income, amounted to RMB1,591, RMB1,588 and RMB368 for the years ended December 31, 1995, 1996 and 1997, respectively.

         As detailed in note 14(e), the Farming Bureau has arranged with an insurance company controlled by it to transfer the retirement plan of those employees that were transferred to the Farming Bureau under the Restructuring.

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Amounts in thousands, except share and per share data)



22.      SEGMENT FINANCIAL INFORMATION

         The Group is principally engaged in the distribution of natural rubber and the procurement of materials, supplies and other agricultural products in the PRC.

         The Group did not engage in any export sales during the years ended December 31, 1995, 1996 and 1997.

         Business segment
         Reportable information on the Group's segments are as follows:



                                                                                     Year ended December 31,
                                                                          1995               1996               1997
                                                                           RMB                RMB                RMB
         Net sales:

         Distribution of natural rubber:
           Net sales to unaffiliated customers                       1,776,641          1,519,060            858,211
           Net sales to affiliates                                       1,630                  -            245,934
                                                                     ---------          ---------          ---------
                                                                     1,778,271          1,519,060          1,104,145
                                                                     ---------          ---------          ---------

         Procurement of materials, supplies
            and other agricultural products:
             Net sales to unaffiliated customers                        72,880            102,745             12,909
             Net sales to affiliates                                   106,092            205,694             32,117
                                                                     ---------          ---------          ---------
                                                                       178,972            308,439             45,026
                                                                     ---------          ---------          ---------

         Total net sales                                             1,957,243          1,827,499          1,149,171
                                                                     =========          =========          =========

         Operating income:
           Distribution of natural rubber                               47,188             40,460             17,672
           Procurement of materials, supplies and
             other agricultural products                                 1,607             57,682              4,164
                                                                       -------            -------            -------

         Total operating income                                         48,795             98,142             21,836
                                                                       =======            =======            =======

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Amounts in thousands, except share and per share data)


22.      SEGMENT FINANCIAL INFORMATION (continued)



         Business segment (continued)
                                                                                       Year ended December 31,
                                                                              1995             1996             1997
                                                                               RMB              RMB              RMB
         Depreciation:
           Distribution of natural rubber                                    2,562            1,066            1,373
           Procurement of materials, supplies and
             other agricultural products                                       258              747               56
                                                                           -------          -------          -------

         Total depreciation expenses                                         2,820            1,813            1,429
                                                                           =======          =======          =======

         Capital expenditure:
           Distribution of natural rubber                                        -                -            2,884
           Procurement of materials, supplies and
             other agricultural products                                     4,275            2,663                -
                                                                           -------          -------          -------

         Total capital expenditure                                           4,275            2,663            2,884
                                                                           =======          =======          =======

                                                                                            December 31,
                                                                              1995             1996             1997
                                                                               RMB              RMB              RMB
         Identifiable assets:

           Distribution of natural rubber                                  423,701          542,005          203,015
           Procurement of materials, supplies and

             other agricultural products                                   231,748          151,458           87,916
                                                                           -------          -------          -------


         Total identifiable assets                                         655,449          693,463          290,931

         Investments                                                        11,963           10,601          145,928
         Goodwill                                                            1,076            1,049            1,021

                                                                           -------          -------          -------

         Total assets                                                      668,488          705,113          437,880
                                                                           =======          =======          =======


         Major customers
         For the year ended December 31, 1997, sales under the distribution of natural rubber segment to Jin Long amounted to approximately 21% of the total net sales of the Group (1995 and 1996 : Nil).

                                    EXHIBITS

                                 EXHIBITS INDEX
                                 --------------


                  Exhibit No.
                  -----------

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

3.6 Certificate of Amendment of Articles of Incorporation of the Registrant, effective December 30, 1996 (Filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996, and incorporated herein by reference.)

3.7 Amended and Restated By-laws of the Registrant, as amended on December 30, 1996 (Filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996, and incorporated herein by reference.)

4.1 Certificate of Designation of Series B Convertible Preferred Stock, filed on December 13, 1995 (Filed with Current Report on Form 8-K dated March 8, 1996, and incorporated herein by reference.)

4.2 Certificate of Amendment of Certificate of Designation of Series B Convertible Preferred Stock, effective December 31, 1997 (Filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996, and incorporated herein by reference.)

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

10.28 Loan Agreement between HARC and the Farming Bureau, dated March 25, 1996, and the supplementary agreement dated December 31, 1996 (Certified English translation of original Chinese version filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996,and incorporated herein by reference.)

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

10.33 Exchange Agreement, by and between the Registrant and Everbright Finance & Investment Co. Limited, dated December 31, 1996 (Filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996, and incorporated herein by reference.)

10.34 China Resources Development, Inc., Amended and Restated 1995 Stock Option Plan, as amended on December 30, 1996 (Filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996, and incorporated herein by reference herewith.)

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

10.38 Consulting Agreement between the Registrant and Brender Services Limited, dated April 30, 1997 (Filed herewith.)

10.39 Stock Purchase Agreement, by and between HARC and Guilinyang Farm, dated December 29, 1997. (Certified English translation of original Chinese version filed herewith.)

10.40 Agreement for the Sale and Purchase of Share in Hainan Zhongya Aluminum Company Ltd., dated December 29, 1997, by and between First Supply and Guilinyang Farm. (Certified English translation of original Chinese version filed herewith.)

11.3 Computation of Earnings Per Share for Fiscal Year ended December 31, 1997 ( Contained in Financial Statements filed herewith.)

21 Subsidiaries of the Registrant (Contained in Financial Statements filed herewith.)

27.4     Financial Data Schedule (Filed herewith. For SEC use only.)

99.2 Notice of Annual Meeting, Proxy Statement and Proxy distributed to shareholders in advance of annual meeting held on December 30, 1997 (Filed with Schedule 14A dated December 20, 1997, and incorporated herein by reference.)