Form 10-Q
period 1998-03-31
CHINA RESOURCES DEVELOPMENT INC
filed 1998-05-20
CIK 793628

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarter period ended March 31, 1998

[  ]     Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the transition period from ___________ to _____________



                        CHINA RESOURCES DEVELOPMENT, INC.
               (Exact Name of registrant as Specified in Charter)




         Nevada                        33-5628-NY                87-0263643
(State or other Jurisdiction    (Commission File Number)      (IRS Employer
      of incorporation)                                      Identification No.)




                         36/F., Far East Finance Center,
                          16 Harcourt Road, Admiralty,
                                    Hong Kong
                                011-852-28107205
                        (Address and telephone number of
                          principal executive offices)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

                          Yes    X        No
                               ------           ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,029,004 shares of common stock, $0.0001 par value, as of May 13, 1998.

Page 1 of 21 pages                                     Exhibit Index on Page 16

                                   CONVENTIONS

         Unless otherwise specified, all references in this report to "U.S. Dollars," "Dollars," "US$," or "$" are to United States dollars; all references to "Hong Kong Dollars" or "HK$" are to Hong Kong dollars; and all references to "Renminbi" or "RMB" or "yuan" are to Renminbi yuan, which is the lawful currency of the People's Republic of China ("China" or "PRC"). The Company and Billion Luck maintain their accounts in U.S. Dollars and Hong Kong Dollars, respectively. HARC and the Operating Subsidiaries maintain their accounts in Renminbi. The financial statements of the Company and its subsidiaries are prepared in Renminbi. Translations of amounts from Renminbi to U.S. Dollars and from Hong Kong Dollars to U.S. Dollars are for the convenience of the reader. Unless otherwise indicated, any translations from Renminbi to U.S. Dollars or from U.S. Dollars to Renminbi have been made at the single rate of exchange as quoted by the People's Bank of China (the "PBOC Rate") on March 31, 1998, which was approximately U.S.$1.00 = Rmb8.28. Translations from Hong Kong Dollars to U.S. Dollars have been made at the single rate of exchange as quoted by the Hongkong and Shanghai Banking Corporation Limited on March 31, 1998, which was approximately US$1.00 = HK$7.75. The Renminbi is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of Renminbi into U.S. Dollars or other currencies. All foreign exchange transactions take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. No representation is made that the Renminbi or U.S. Dollar amounts referred to herein could have been or could be converted into U.S. Dollars or Renminbi, as the case may be, at the PBOC Rate or at all.

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

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
             (Amounts in thousands, except share and per share data)

                                                           Three Months Ended March 31,
                                                           ---------------------------
                                                      1998                1997                 1998
                                                      RMB                 RMB                   US$
                                                  (unaudited)         (unaudited)          (unaudited)

SALES                                                  93,227              109,398               11,259

COST OF SALES                                         (90,324)            (101,118)             (10,909)
                                                -------------       --------------        -------------
GROSS PROFIT                                            2,903                8,280                  350

DEPRECIATION OF FIXED ASSETS                             (389)                (334)                 (47)

SELLING AND ADMINISTRATION
   EXPENSES                                            (8,006)              (7,459)                (967)
                                                -------------       --------------        -------------
OPERATING (LOSS)/INCOME                                (5,492)                 487                 (664)

FINANCIAL INCOME, NET                                      43                  647                    5

OTHER (EXPENSES)/INCOME, NET                           (1,342)               8,810                 (162)
                                                -------------        -------------        -------------
(LOSS)/INCOME BEFORE
    INCOME TAXES                                       (6,791)               9,944                 (821)

INCOME TAXES                                                -               (2,126)                   -
                                                -------------        -------------        -------------
NET (LOSS)/ INCOME BEFORE
   MINORITY INTERESTS                                  (6,791)               7,818                 (821)

MINORITY INTERESTS                                      1,316               (4,437)                 159
                                                -------------       --------------       --------------
NET (LOSS)/INCOME                                      (5,475)               3,381                 (662)
                                                =============       ==============       ==============
(LOSS)/EARNINGS PER SHARE                               (0.91)                0.59                (0.11)
                                                =============       ==============       ==============
WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                           6,029,004            5,779,004            6,029,004
                                                =============       ==============       ==============


The accompanying notes are an integral part of these condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                   AS OF MARCH 31, 1998 AND DECEMBER 31, 1997
                             (Amounts in thousands)

                                                          March 31,      December 31,      March 31,
                                                             1998            1997            1998
                                                             RMB             RMB              US$
                                               Notes     (unaudited)      (audited)       (unaudited)

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                     45,560         124,547            5,502
  Trade receivable                                              58,804          11,249            7,102
  Inventories                                    2              22,909          61,792            2,767
  Other receivables, deposits and                               83,046          29,139           10,030
prepayments
  Amount due from Farming Bureau                                 3,230          14,921              390
  Amounts due from related companies                            53,047          40,044            6,407
                                                            ----------      ----------       ----------
Total current assets                                           266,596         281,692           32,198
PROPERTY AND EQUIPMENT, NET                                      7,448           7,496              899
INVESTMENTS                                                    147,671         147,671           17,835
GOODWILL                                                         1,015           1,021              122
                                                            ----------      ----------       ----------
TOTAL ASSETS                                                   422,730         437,880           51,054
                                                            ==========      ==========       ==========

LIABILITIES AND SHAREHOLDERS'
   EQUITY
CURRENT LIABILITIES:
  Accounts payable                                              17,212          20,284            2,079
  Other payables and accrued liabilities                        18,894          21,106            2,282
  Income taxes payable                                          19,300          22,375            2,331
                                                            ----------      ----------       ----------
TOTAL CURRENT LIABILITIES                                       55,406          63,765            6,692

MINORITY INTERESTS                                             131,827         133,143           15,921
                                                            ----------      ----------       ----------
TOTAL LIABILITIES AND MINORITY
   INTERESTS                                                   187,233         196,908           22,613
                                                            ----------      ----------       ----------

SHAREHOLDERS' EQUITY Common stock, US$0,001 par value:
   Authorized:
     200,000,000 shares in 1998 and 1997,
   Issued and outstanding:
     6,029,004 (1997: 5,779,004) shares,                            50              50                6
   Preferred stock, authorized:
     10,000,000 shares in 1998 and 1997
     Series  B  preferred  stock,  US$0.001
     par value: Authorized: 3,200,000 shares in
     1998 and 1997 Issued and outstanding: 3,200,000
     shares in 1998 and 1997                                        27              27                3
Additional paid-in capital                                     157,416         157,416           19,012
Reserves                                                        25,514          25,514            3,081
Retained earnings                                               52,490          57,965            6,339
                                                            ----------      ----------       ----------
TOTAL SHAREHOLDERS' EQUITY                                     235,497         240,972           28,441
                                                            ----------      ----------       ----------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                                       422,730         437,880           51,054
                                                            ==========      ==========       ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  (Amounts in thousands, except per share data)

                                                Series B
                                    Series A  Convertible  Series B  Additional
                           Common  Preferred   Preferred  Preferred    Paid-in            Retained
                            stock      Stock       Stock      Stock    Capital  Reserves  Earnings     Total
                              RMB        RMB         RMB        RMB        RMB       RMB       RMB       RMB

Balance at December
31, 1997                        50          -           -         27    157,416    25,514    57,965   240,972

Net loss for the                 -          -           -          -          -         -    (5,475)   (5,475)
period
                        ---------- ----------  ----------  ---------  ---------   -------   -------   -------
Balance at March 31,
   1998                         50          -           -         27    157,416    25,514    52,490   235,497
                        ========== ==========  ==========  =========  =========   =======   =======   =======

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                             (Amounts in thousands)

                                                                   Three months ended March 31,
                                                                   ----------------------------
                                                             1998             1997              1998
                                                              RMB             RMB               US$
                                                                         (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES::
  Net (loss)/income                                          (5,475)             3,381              (662)
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Minority interests                                     (1,316)             4,437              (159)
      Depreciation and amortization                             395                341                48
  Decrease/(increase) in assets:
      Trade receivable                                      (47,555)           (27,984)           (5,743)
      Inventories                                            38,883            (15,729)            4,696
      Other receivables, deposits and prepayments           (53,907)           (21,616)           (6,511)
      Amount due from Farming Bureau                         11,691              3,730             1,412
      Amounts due from related companies                    (13,003)            10,425            (1,570)
  Increase/(decrease) in liabilities:
      Accounts payable                                       (3,072)            60,676              (371)
      Amounts due to related companies                            -              3,025                 -
      Other payables and accrued liabilities                 (2,212)           (23,001)             (267)
      Income taxes payable                                   (3,075)             2,118              (371)
                                                         ----------         ----------        ----------
  Net cash provided by/(used in) operating                  (78,646)              (197)           (9,498)
activities
                                                         ----------         ----------        ----------

CASH FLOW PROVIDED BY/(USED IN)
   INVESTING ACTIVITIES
  Purchase of fixed assets                                     (341)              (761)              (41)
  Proceeds from sale of investments                               -              1,300                 -
                                                         ----------         ----------        ----------
  Net cash provided by/(used in) investing                     (341)               539               (41)
activities
                                                         ----------         ----------        ----------

CASH FLOW PROVIDED BY/(USED IN) FINANCING
   ACTIVITIES:
  Repayments of loans to shareholders                             -             (4,976)                -
                                                         ----------         ----------        ----------
Net cash provided by/(used in) financing activities               -             (4,976)                -
                                                         ----------         ----------        ----------

NET INCREASE/(DECREASE) IN CASH AND CASH
   EQUIVALENTS                                              (78,987)            (4,643)           (9,539)
Cash and cash equivalent, at beginning of period            124,547            131,006            15,042
                                                         ----------         ----------        ----------
Cash and cash equivalent, at end of period                   45,560            126,372             5,503
                                                         ==========         ==========        ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Amounts in thousands)


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.       INVENTORIES

                                                                          March 31         December 31,
                                                                              1998                 1997
                                                                               RMB                  RMB
                                                                       (unaudited)            (audited)

         Finished goods                                                     22,909               61,792
                                                                        ==========          ===========

3.       PROPERTY AND EQUIPMENT, NET:
                                                                         March 31,         December 31,
                                                                              1998                 1997
                                                                               RMB                  RMB
                                                                       (unaudited)            (audited)
          At cost:
             Buildings and leasehold improvements                            5,267                5,267
             Machinery, equipment and motor vehicles                         6,940                6,599
                                                                        ----------           ----------
                                                                            12,207               11,866
                                                                        ----------           ----------

           Accumulated depreciation:                                        (4,759)              (4,370)
                                                                        ----------           ----------
           Net book value                                                    7,448                7,496
                                                                        ==========           ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

         The following table shows the selected unaudited condensed consolidated income statements data of the Company and its subsidiaries for the three months ended March 31, 1998 and 1997. The data should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and related notes thereto.

         The discussions below are presented in the Company's primary operating currency which is the Renminbi Yuan ("RMB"). For information purposes the amounts have been translated into U.S. dollars at an exchange rate of $1.00 = RMB8.28 which represents the approximate single rate of exchange as quoted by the People's Bank of China on March 31, 1998. No representation is made that RMB amounts could have been, or could be, converted into U.S. dollars at that rate or any other rate.

(Amounts in thousands)                                           Three months ended March 31,
                                                                 ---------------------------
                                                                 1998                     1997
                                                              (unaudited)             (unaudited)
                                                                  RMB                     RMB

Sales:
   Distribution of natural rubber                               56,436                   96,082
    Procurement of materials and supplies                       36,791                   13,316
                                                              --------                ---------
                                                                93,227                  109,398
                                                              ========                =========
Gross profit                                                     2,903                    8,280
Gross profit margin (%)                                           3.11                     7.57
(Loss)/income before income taxes                               (6,791)                   9,944
Income taxes                                                         -                   (2,126)
                                                             ---------               ----------
Net (loss)/income                                               (6,791)                   7,818
Minority interests                                               1,316                   (4,437)
                                                             ---------               ----------
Net (loss)/income after minority interests                      (5,475)                   3,381
                                                             =========               ==========


         NET SALES AND GROSS PROFIT

         Total net sales for the quarter ended March 31, 1998 decreased by approximately RMB16 million (US$1.9 million) or 14.8% to approximately RMB93 million (US$11 million), compared to approximately RMB109 million (US$13 million) for the corresponding period in 1997. Net sales of natural rubber declined by approximately RMB40 million (US$4.8 million) or 41% to approximately RMB56 million (US$6.8 million), compared to approximately RMB96 million (US$11.6 million) for the corresponding period in 1997. Net sales revenue from the procurement of materials and supplies increased by approximately RMB23 million (US$2.8 million) or 176% to approximately RMB37 million (US$4.5 million), compared to approximately RMB13 million (US$1.6 million) for the corresponding period in 1997.

         The domestic natural rubber consumption market remained weak for the first quarter of fiscal 1998. The decline in natural rubber net sales revenue was primarily due to the decrease in natural rubber prices. The average natural rubber price was approximately RMB7,500 (US$906) per ton in the first quarter ended March 31, 1998 compared with approximately RMB10,700 (US$1,292) per ton for the corresponding period in 1997. Renminbi Yuan remained relatively strong while most of the Asian currencies were weakened against the U.S. dollars during the first quarter of fiscal 1998, resulting in intensive competition from imported natural rubber.

         Overall gross profit decreased by approximately RMB5.4 million (US$652,000) or 65% to RMB2.9 million (US$350,000) during the first quarter of 1998 from approximately RMB8.3 million (US$1 million) for the corresponding period in 1997. Gross profit margin also decreased to approximately 3.11% for the first quarter of 1998 from 7.57% for the corresponding period in 1997. The decline in gross profit margin was primarily due to the margin squeeze on natural rubber sales as a result of competition from imported natural rubber.

         The increase in net sales revenue from procurement of materials and supplies was primarily due to the Company's policy of cutting prices to boost sales, which also resulted in lower gross profit margin.


         SELLING AND ADMINISTRATION EXPENSES

         Selling and administration expenses increased by RMB547,000 (US$66,000) or approximately 7% to approximately RMB8 million (US$966,000) for the first quarter of 1998 from approximately RMB7.5 million (US$906,000) for the corresponding period in 1997. The increase was due primarily to general inflation in operating costs.

         FINANCIAL INCOME, NET

         Net Financial income decreased by RMB604,000 (US$73,000) or 93% to RMB43,000 (US$5,000) for the first quarter of 1998 compared to RMB647,000 (US$78,000) for the corresponding period in 1997. The decrease was primarily due to lower income earned on bank deposits during the current period because of the decrease in average bank balances as compared to the first quarter of 1997.

         OTHER (EXPENSES)/INCOME, NET

         Other income decreased significantly by approximately RMB10 million (US$1.2 million) or 115% and resulted in a net expenses of RMB1,342,000 (US$162,000) compared to a net income of approximately RMB8.8 million (US$1.1 million) for the corresponding period in 1997. Other expenses for the first quarter of 1998 represented primarily losses on trading of rubber futures contracts. During the first quarter ended March 31, 1997, the Company recorded income from trading of rubber futures contracts of approximately RMB8 million (US$966,000).



LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary liquidity needs are to fund inventories, accounts receivable and, to a lesser extent, to expand business operations. The Company has financed its working capital requirements primarily through internally generated cash.

         The Company has a working capital surplus of approximately RMB211 million (US$25.5 million) as of March 31, 1998, compared to that of approximately RMB218 million (US$26.3 million) as of December 31, 1997. Net cash used in operating activities for the three months ended March 31, 1998 was approximately RMB78.6 million (US$9.5 million) as compared to RMB197,000 (US$24,000) for the corresponding period in 1997. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in operating assets and liabilities.

         There has been no other significant change in financial condition and liquidity since the fiscal year ended December 31, 1997. The Company believes that internally generated funds will be sufficient to satisfy its anticipated working capital needs for at least the next twelve months.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

         NONE

ITEM 2.  CHANGES IN SECURITIES:

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         NONE

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         The following Exhibits are filed as part of this Form 10-Q or incorporated by reference as indicated below:

       Exhibit No.                                Exhibit Description
       ----------                                 -------------------

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

       10.38 Consulting Agreement between the Registrant and Brender Services Limited, dated April 30, 1997 (Filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.)

       10.39 Stock Purchase Agreement, by and between HARC and Guilinyang Farm, dated December 29, 1997. (Filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.)

       10.40 Agreement for the Sale and Purchase of Share in Hainan Zhongya Aluminum Company Ltd., dated December 29, 1997, by and between First Supply and Guilinyang Farm. (Filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.)

       11 Computation of Earnings/(Loss) Per Share (Contained in Financial Statements in Part I, Item I hereof.)

       27.1       Financial Data Schedule (Filed herewith. For SEC use only.)

       (b) During the three months ended March 31, 1998, the Company filed no current Reports on Form 8-K.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        CHINA RESOURCES DEVELOPMENT, INC.





May 20, 1998                          By:/s/ Li Shunxing
                                            ----------------------------------
                                         Li Shunxing, President



                                      By:/s/Tam Cheuk Ho
                                         -------------------------------------
                                         Tam Cheuk Ho, Chief Financial Officer

                                 EXHIBIT INDEX


       Exhibit No.                                Exhibit Description
       ----------                                 -------------------

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

       10.38 Consulting Agreement between the Registrant and Brender Services Limited, dated April 30, 1997 (Filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.)

       10.39 Stock Purchase Agreement, by and between HARC and Guilinyang Farm, dated December 29, 1997. (Filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.)

       10.40 Agreement for the Sale and Purchase of Share in Hainan Zhongya Aluminum Company Ltd., dated December 29, 1997, by and between First Supply and Guilinyang Farm. (Filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.)

       11 Computation of Earnings/(Loss) Per Share (Contained in Financial Statements in Part I, Item I hereof.)

       27.1       Financial Data Schedule (Filed herewith. For SEC use only.)