Form 10-Q
period 1998-06-30
CHINA RESOURCES DEVELOPMENT INC
filed 1998-08-07
CIK 793628

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarter period ended June 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,029,004 shares of common stock, $0.001 par value, as of August 6, 1998.


Page 1 of 20 pages                                     Exhibit Index on Page 16

                                   CONVENTIONS

         Unless otherwise specified, all references in this report to "U.S. Dollars," "Dollars," "US$," or "$" are to United States dollars; all references to "Hong Kong Dollars" or "HK$" are to Hong Kong dollars; and all references to "Renminbi" or "RMB" or "yuan" are to Renminbi yuan, which is the lawful currency of the People's Republic of China ("China" or "PRC"). The Company and Billion Luck maintain their accounts in U.S. Dollars and Hong Kong Dollars, respectively. HARC and the Operating Subsidiaries maintain their accounts in Renminbi. The financial statements of the Company and its subsidiaries are prepared in Renminbi. Translations of amounts from Renminbi to U.S. Dollars and from Hong Kong Dollars to U.S. Dollars are for the convenience of the reader. Unless otherwise indicated, any translations from Renminbi to U.S. Dollars or from U.S. Dollars to Renminbi have been made at the single rate of exchange as quoted by the People's Bank of China (the "PBOC Rate") on June 30, 1998, which was approximately U.S.$1.00 = Rmb8.28. Translations from Hong Kong Dollars to U.S. Dollars have been made at the single rate of exchange as quoted by the Hongkong and Shanghai Banking Corporation Limited on June 30, 1998, which was approximately US$1.00 = HK$7.75. The Renminbi is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of Renminbi into U.S. Dollars or other currencies. All foreign exchange transactions take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. No representation is made that the Renminbi or U.S. Dollar amounts referred to herein could have been or could be converted into U.S. Dollars or Renminbi, as the case may be, at the PBOC Rate or at all.

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

         References to "HARC" are to Hainan Zhongwei Agricultural Resources Company Limited, a company organized in the PRC, whose capital is owned 61% by Billion Luck and 39% by the Farming Bureau.

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

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
             (Amounts in thousands, except share and per share data)

                                      Three Months Ended June 30,         Six Months Ended June 30,
                                      ---------------------------         ------------------------
                                      1998        1997       1998        1998       1997        1998
                                      ----        ----       ----        ----       ----        ----
                                      RMB         RMB         US$        RMB         RMB        US$
                                              (unaudited)                        (unaudited)
SALES                                 120,140     365,069     14,510     213,367    474,467      25,769

COST OF SALES                        (113,680)   (348,557)   (13,730)   (204,004)  (449,675)    (24,638)
                                   ----------  ----------  ---------   ---------  ---------  ----------
GROSS PROFIT                            6,460      16,512        780       9,363     24,792       1,131

DEPRECIATION OF FIXED ASSETS             (432)       (510)       (52)       (821)      (844)        (99)

SELLING AND ADMINISTRATION
   EXPENSES                            (7,529)     (8,258)      (909)    (15,535)   (15,717)     (1,876)
                                   ----------  ----------  ---------   ---------  ---------  ----------
OPERATING (LOSS)/INCOME                (1,501)      7,744       (181)     (6,993)      8,231       (844)

FINANCIAL INCOME, NET                   4,689         243        566       4,732        890         571

OTHER INCOME, NET                       2,960       9,936        357       1,618     18,745         195
                                   ----------  ----------  ---------   ---------  ---------  ----------
(LOSS)/INCOME BEFORE
    INCOME TAXES                        6,148      17,923        742        (643)    27,866         (78)

INCOME TAXES                           (1,053)     (4,027)      (127)     (1,053)    (6,153)       (127)
                                   ----------  ----------  ---------   ---------  ---------  ----------
NET (LOSS)/ INCOME BEFORE
   MINORITY INTERESTS                   5,095      13,896        615      (1,696)    21,713        (205)

MINORITY INTERESTS                     (3,254)     (7,161)      (393)     (1,938)   (11,598)       (234)
                                   ----------  ----------  ---------   ---------  ---------  ----------
NET (LOSS)/INCOME                       1,841       6,735        222      (3,634)    10,115        (439)
                                   ==========  ==========  =========   =========  =========  ==========
(LOSS)/EARNINGS PER SHARE                0.31        1.12       0.04       (0.60)      1.70       (0.07)
                                   ==========  ==========  =========   =========  =========  ==========
WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING           6,029,004   6,029,004  6,029,004   6,029,004  5,945,671   6,029,004
                                   ==========  ==========  =========   =========  =========  ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

             CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                    AS OF JUNE 30, 1998 AND DECEMBER 31, 1997
                             (Amounts in thousands)

                                                           June 30,      December 31,      June 30,
                                                             1998            1997            1998
                                                             RMB             RMB              US$
                                               Notes     (unaudited)      (audited)       (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                    141,255         124,547           17,060
  Trade receivables                                              6,217          11,249              751
  Inventories                                    2              20,906          61,792            2,525
  Other receivables, deposits and                               32,670          29,139            3,945
prepayments
  Amount due from Farming Bureau                                 4,737          14,921              572
  Amounts due from related companies                            53,660          40,044            6,481
                                                            ----------      ----------       ----------
Total current assets                                           259,445         281,692           31,334
PROPERTY AND EQUIPMENT, NET                                      7,041           7,496              850
INVESTMENTS                                                    139,824         147,671           16,887
GOODWILL                                                         1,008           1,021              122
                                                            ----------      ----------       ----------
TOTAL ASSETS                                                   407,318         437,880           49,193
                                                            ==========      ==========       ==========

LIABILITIES AND SHAREHOLDERS'
   EQUITY
CURRENT LIABILITIES:
  Accounts payable                                              13,874          20,284            1,676
  Other payables and accrued liabilities                        18,460          21,106            2,229
  Income taxes payable                                          17,412          22,375            2,103
                                                            ----------      ----------       ----------
TOTAL CURRENT LIABILITIES                                       49,746          63,765            6,008

MINORITY INTERESTS                                             120,234         133,143           14,521
                                                            ----------      ----------       ----------
TOTAL LIABILITIES AND MINORITY
   INTERESTS                                                   169,980         196,908           20,529
                                                            ----------      ----------       ----------

SHAREHOLDERS' EQUITY
 Common stock, US$0.001 par value:
   Authorized:
     200,000,000 shares in 1998 and 1997,
   Issued and outstanding:
     6,029,004 (1997: 5,779,004) shares,                            50              50                6
   Preferred stock, authorized:
     10,000,000 shares in 1998 and 1997
       Series B preferred stock, US$0.001 par value:
        Authorized: 3,200,000 shares in 1998 and 1997
        Issued and outstanding: 3,200,000 shares in
          1998 and 1997                                             27              27                3
Additional paid-in capital                                     157,416         157,416           19,012
Reserves                                                        25,514          25,514            3,081
Retained earnings                                               54,331          57,965            6,562
                                                            ----------      ----------       ----------
TOTAL SHAREHOLDERS' EQUITY                                     237,338         240,972           28,664
                                                            ----------      ----------       ----------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                                       407,318         437,880           49,193
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

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  (Amounts in thousands, except per share data)


                                                Series B
                                    Series A Convertible   Series B  Additional
                           Common  Preferred   Preferred  Preferred     Paid-in            Retained
                            stock      Stock       Stock      Stock     Capital  Reserves  Earnings     Total
                              RMB        RMB         RMB        RMB         RMB       RMB       RMB       RMB

Balance at December 31,
   1997                        50          -           -         27    157,416    25,514    57,965   240,972

Net loss for the period         -          -           -          -          -         -    (3,634)   (3,634)

                         --------   --------   ---------  ---------  ---------  --------  --------   -------
Balance at June 30,
   1998                        50          -           -         27    157,416    25,514    54,331   237,338
                         ========   ========   =========  =========  =========  ========  ========   =======

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             (Amounts in thousands)

                                                                  Six months ended June 30,
                                                                  -------------------------
                                                          1998             1997              1998
                                                          ----             ----              ----
                                                           RMB             RMB               US$
                                                                         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES::
  Net (loss)/income                                          (3,634)           10,115              (439)
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Minority interests                                      1,938            11,598               234
      Depreciation and amortization                             834               844               100
      (Gain)/loss on disposal of fixed assets                     -               405                 -
  Decrease/(increase) in assets:
      Trade receivables                                       5,032           (16,979)              608
      Inventories                                            40,886            (5,174)            4,938
      Other receivables, deposits and prepayments            (3,531)          (51,590)             (426)
      Amount due from Farming Bureau                         10,184             1,482             1,230
      Amounts due from related companies                    (20,616)          (17,159)           (2,490)
  Increase/(decrease) in liabilities:
      Accounts payable                                       (6,410)           52,846              (774)
      Amounts due to related companies                            -             3,963                 -
      Other payables and accrued liabilities                 (2,646)          (33,215)             (320)
      Income taxes payable                                   (4,963)            2,767              (599)
                                                         ----------        ----------        ----------
  Net cash provided by/(used in) operating activities        17,074           (40,097)            2,062

                                                         ----------        ----------        ----------

CASH FLOW PROVIDED BY/(USED IN)
   INVESTING ACTIVITIES
  Purchase of fixed assets                                     (366)           (1,997)              (44)
  Proceeds from disposal of fixed assets                          -                 3                 -
  Proceeds from sale of investments                               -             1,185                 -
                                                         ----------        ----------        ----------
  Net cash provided by/(used in) investing activities          (366)             (809)              (44)

                                                         ----------        ----------        ----------

CASH FLOW PROVIDED BY/(USED IN) FINANCING
   ACTIVITIES:
  Repayments of loans to shareholders                             -            (4,677)                -
                                                         ----------        ----------        ----------
Net cash provided by/(used in) financing activities               -            (4,677)                -
                                                         ----------        ----------        ----------

NET INCREASE/(DECREASE) IN CASH AND CASH
   EQUIVALENTS                                               16,708           (45,583)            2,018
Cash and cash equivalent, at beginning of period            124,547           131,006            15,042
                                                         ----------        ----------        ----------
Cash and cash equivalent, at end of period                  141,255            85,423            17,060
                                                         ==========        ==========        ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Amounts in thousands)


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


2.       INVENTORIES

                                                                June 30,         December 31,
                                                                    1998                 1997
                                                                     RMB                  RMB
                                                             (unaudited)            (audited)

           Finished goods                                         20,906               61,792
                                                                  ======               ======

3.       PROPERTY AND EQUIPMENT, NET

                                                                June 30,         December 31,
                                                                    1998                 1997
                                                                     RMB                  RMB
                                                             (unaudited)            (audited)
           At cost:
             Buildings and leasehold improvements                  5,267                5,267
             Machinery, equipment and motor vehicles               6,965                6,599
                                                              ----------           ----------
                                                                  12,232               11,866

           Accumulated depreciation:                             (5,191)              (4,370)
                                                              ----------           ----------
           Net book value                                          7,041                7,496
                                                              ==========           ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

         The following table shows the selected unaudited condensed consolidated income statements data of the Company and its subsidiaries for the three months and six months ended June 30, 1998 and 1997. The data should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and related notes thereto.

         The discussions below are presented in the Company's primary operating currency, which is the Renminbi Yuan ("RMB"). For information purposes, the amounts have been translated into U.S. dollars at an exchange rate of $1.00 = RMB8.28, which represents the approximate single rate of exchange as quoted by the People's Bank of China on June 30, 1998. No representation is made that RMB amounts could have been, or could be, converted into U.S. dollars at that rate or any other rate.

(Amounts in thousands)                   Three months ended June 30,       Six months ended June 30,
                                         --------------------------        ------------------------
                                            1998            1997             1998            1997
                                        (unaudited)      (unaudited)     (unaudited)      (unaudited)
                                            RMB              RMB             RMB              RMB
Sales:
   Distribution of natural rubber             110,326        353,067         166,762         449,149
   Procurement of materials and supplies        9,814         12,002          46,605          25,318
                                           ----------     ----------      ----------      ----------
                                              120,140        365,069         213,367         474,467
                                           ----------     ----------      ----------      ----------
Gross profit                                    6,460         16,512           9,363          24,792
Gross profit margin (%)                          5.38           4.52            4.39            5.23
(Loss)/income before income taxes               6,148         17,923           (643)          27,866
Income taxes                                   (1,053)        (4,027)         (1,053)         (6,153)
                                           ----------     ----------      ----------      ----------
Net (loss)/income                               5,095         13,896          (1,696)         21,713
Minority interests                             (3,254)        (7,161)         (1,938)        (11,598)
                                           ----------     ----------      ----------      ----------
Net (loss)/income after minority interests      1,841          6,735          (3,634)         10,115
                                           ==========     ==========      ==========      ==========

         NET SALES AND GROSS PROFIT

         Total net sales for the second quarter of fiscal 1998 decreased by approximately RMB245 million (US$29.6 million) or 67.1% to approximately RMB120 million (US$14.5 million), compared to approximately RMB365 million (US$44.1 million) for the corresponding period in 1997. Net sales of natural rubber declined by approximately RMB243 million (US$29.3 million) or 68.8% to approximately RMB110 million (US$13.3 million), compared to approximately RMB353 million (US$42.6 million) for the corresponding period in 1997. Net sales revenue from the procurement of materials and supplies decreased by approximately RMB2 million (US$242,000) or 18.2% to approximately RMB10 million (US$1.2 million), compared to approximately RMB12 million (US$1.5 million) for the corresponding period in 1997.

         For the first half of 1998, the Company's total net sales decreased by approximately RMB261 million (US$31.5 million) or 55.0%. The net sales of natural rubber decreased by approximately RMB282 million (US$34.1 million) or 62.9% while the net sales of materials and supplies increased by approximately RMB21 million (US$2.5 million) or 84.1%.

         The domestic natural rubber consumption market remained weak for the first half year of 1998. The decline in natural rubber net sales revenue was primarily due to the decrease in natural rubber prices. The average natural rubber price was approximately RMB7,000 (US$845) per ton in the first half year of 1998 compared with approximately RMB10,900 (US$1,316) per ton for the corresponding period in 1997. Renminbi Yuan remained relatively strong while most of the Asian currencies were weakened against the U.S. Dollar during the first half year of 1998, resulting in intense competition from imported natural rubber.

         Given the adverse impact of the Asian financial crisis on the Chinese economy, the consumption market for materials and supplies remained weak in 1998. It was the Company's policy to reduce prices to boost sales in the first quarter of 1998. The price level was back to normal in the second quarter, resulting in higher gross margin and lower sales in the second quarter of 1998 compared with the corresponding period in 1997.

         Overall gross profit decreased by approximately RMB15.4 million (US$1.9) or 62.2% to RMB9.4 million (US$1.1 million) during the first half year of 1998 from approximately RMB24.8 million (US$3.0 million) for the corresponding period in 1997. Gross profit margin also decreased to approximately 4.39% for the first half year of 1998 from 5.23% for the corresponding period in 1997. The decline in gross profit margin was primarily due to the margin squeeze on natural rubber sales as a result of competition from imported natural rubber.

         SELLING AND ADMINISTRATION EXPENSES

         Selling and administration expenses for the first half of fiscal 1998 were RMB15.5 million (US$1.87 million) which were comparable to RMB15.7 million (US$1.90 million) for the corresponding period in 1997.

         FINANCIAL INCOME, NET

         Net financial income increased by RMB3.8 million (US$459,000) or 432% to RMB4.7 million (US$568,000) for the first half of fiscal 1998 compared to RMB890,000 (US$107,000) for the corresponding period in 1997. The significant increase was due to the fact that the Company had more cash deposits with the financial institutions after the recovery of debts from several large customers in the second quarter of 1998.

         OTHER INCOME, NET

         Other income decreased significantly by approximately RMB17.1 million (US$2.1 million) or 91% from RMB18.7 million (US$2.3 million) for the first half of fiscal 1997 to RMB1.6 million (US$193,000) for the corresponding period in 1998. The decrease was primarily due to less income from the trading of rubber futures contracts during the first half of fiscal 1998.

         MINORITY INTERESTS

         Pursuant to an Agreement for the Sale and Purchase of Share in HARC dated April 30, 1998 between Guilinyang Farm and the Company, the Company purchased 5,000,000 shares, representing 5% of the total issued and outstanding share capital of HARC, from Guilinyang Farm for consideration of RMB7 million (US$845,000). After the said purchase, the Company's effective interest in HARC became 61%. Minority interests after the said purchase represent a 39% interest in HARC held by the Farming Bureau compare with 44% before the said purchase.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary liquidity needs are to fund inventories and trade receivables and, to a lesser extent, to expand business operations. The Company has financed its working capital requirements primarily through internally generated cash.

         The Company has a working capital surplus of approximately RMB210 million (US$25.4 million) as of June 30, 1998, compared to that of approximately RMB218 million (US$26.3 million) as of December 31, 1997. Net cash provided by operating activities for the six months ended June 30, 1998 was approximately RMB17.1 million (US$2.1 million) as compared to net cash used in operating activities of approximately RMB40.1 million (US$4.8 million) for the corresponding period in 1997. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in operating assets and liabilities.

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

       10.41 Agreement for the Sale and Purchase of Share in Hainan Zhongwei Agricultural Resources Company Ltd., dated April 30, 1998, by and between Guilinyang Farm and the Company. (Certified English translation of original Chinese version filed herewith.)

       11 Computation of Earnings/(Loss) Per Share (Contained in Financial Statements in Part I, Item I hereof.)

       27.1       Financial Data Schedule  (Filed herewith. For SEC use only.)

       (b) During the three months ended June 30, 1998, the Company filed no current Reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CHINA RESOURCES DEVELOPMENT, INC.





August 7, 1998                     By:/s/ Li Shunxing
                                      -------------------------------------
                                      Li Shunxing, President



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

       10.41 Agreement for the Sale and Purchase of Share in Hainan Zhongwei Agricultural Resources Company Ltd., dated April 30, 1998, by and between Guilinyang Farm and the Company. (Certified English translation of original Chinese version filed herewith.)

       11 Computation of Earnings/(Loss) Per Share (Contained in Financial Statements in Part I, Item I hereof.)

       27.1       Financial Data Schedule  (Filed herewith. For SEC use only.)