Form 10-Q
period 1998-09-30
CHINA RESOURCES DEVELOPMENT INC
filed 1998-11-13
CIK 793628

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q




[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarter period ended September 30, 1998
                                      ------------------

[  ]     Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the transition period from ___________ to _____________



                        CHINA RESOURCES DEVELOPMENT, INC.
                        ---------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,929,004 shares of common stock, $0.001 par value, as of November 13, 1998.


Page 1 of 21 pages                                     Exhibit Index on Page 16

                                   CONVENTIONS

         Unless otherwise specified, all references in this report to "U.S. Dollars," "Dollars," "US$," or "$" are to United States dollars; all references to "Hong Kong Dollars" or "HK$" are to Hong Kong dollars; and all references to "Renminbi" or "RMB" or "Yuan" are to Renminbi Yuan, which is the lawful currency of the People's Republic of China ("China" or "PRC"). The Company and Billion Luck maintain their accounts in U.S. Dollars and Hong Kong Dollars, respectively. HARC and the Operating Subsidiaries maintain their accounts in Renminbi. The financial statements of the Company and its subsidiaries are prepared in Renminbi. Translations of amounts from Renminbi to U.S. Dollars and from Hong Kong Dollars to U.S. Dollars are for the convenience of the reader. Unless otherwise indicated, any translations from Renminbi to U.S. Dollars or from U.S. Dollars to Renminbi have been made at the single rate of exchange as quoted by the People's Bank of China (the "PBOC Rate") on September 30, 1998, which was approximately U.S.$1.00 = Rmb8.27. Translations from Hong Kong Dollars to U.S. Dollars have been made at the single rate of exchange as quoted by the Hongkong and Shanghai Banking Corporation Limited on September 30, 1998, which was approximately US$1.00 = HK$7.75. The Renminbi is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of Renminbi into U.S. Dollars or other currencies. All foreign exchange transactions take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. No representation is made that the Renminbi or U.S. Dollar amounts referred to herein could have been or could be converted into U.S. Dollars or Renminbi, as the case may be, at the PBOC Rate or at all.

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

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
             (Amounts in thousands, except share and per share data)


                                   Three Months Ended September 30,    Nine Months Ended September 30,
                                   --------------------------------    -------------------------------
                                      1998        1997       1998        1998       1997        1998
                                      ----        ----       ----        ----       ----        ----
                                      RMB         RMB         US$        RMB         RMB        US$
SALES                                 155,122     419,295     18,757     368,489    893,762      44,557

COST OF SALES                        (148,944)   (410,396)   (18,010)   (352,948)  (860,071)    (42,678)
                                    ---------  ----------  ---------   ---------  ---------   ---------
GROSS PROFIT                            6,178       8,899        747      15,541     33,691       1,879

DEPRECIATION OF FIXED ASSETS             (491)     (1,195)       (59)     (1,312)    (2,039)       (158)

SELLING AND ADMINISTRATION
   EXPENSES                            (6,110)     (6,263)      (739)    (21,645)   (21,979)     (2,618)
                                    ---------  ----------  ---------   ---------  ---------   ---------
OPERATING INCOME/(LOSS)                  (423)      1,441        (51)     (7,416)     9,673        (897)

FINANCIAL INCOME/(EXPENSES),
   NET                                  1,728        (859)       209       6,460         31         781

OTHER INCOME, NET                         403      19,981         49       2,021     38,726         244
                                    ---------  ----------  ---------   ---------  ---------   ---------
INCOME BEFORE INCOME TAXES              1,708      20,563        207       1,065     48,430         128

INCOME TAXES                             (749)     (1,806)       (91)     (1,802)    (7,959)       (217)
                                    ---------  ----------  ---------   ---------  ---------   ---------
NET INCOME/(LOSS) BEFORE
   MINORITY INTERESTS                     959      18,757        116        (737)    40,471         (89)

MINORITY INTERESTS                     (1,421)     (9,979)      (172)     (3,359)   (21,577)       (406)
                                    ---------  ----------  ---------   ---------  ---------   ---------
NET INCOME/(LOSS)                        (462)      8,778        (56)     (4,096)    18,894        (495)
                                    =========  ==========  =========   =========  =========   =========
BASIC AND DILUTED
  EARNINGS/(LOSS) PER SHARE             (0.08)       1.46      (0.01)      (0.68)      3.19       (0.08)
                                    =========  ==========  =========   =========  =========   =========
WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING           5,995,671   6,029,004  5,995,671   6,017,893  5,917,893   6,017,893
                                    =========  ==========  =========   =========  =========   =========

See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                 AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                             (Amounts in thousands)

                                                        September 30,    December 31,    September 30,
                                                        -------------    ------------    -------------
                                                             1998            1997            1998
                                                             ----            ----            ----
                                                             RMB             RMB              US$
                                               Notes     (Unaudited)        (Note)        (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                    145,320         124,547           17,572
  Trade receivables                                             10,784          11,249            1,304
  Inventories                                    2              18,288          61,792            2,211
  Other receivables, deposits and                               26,574          29,139            3,213
prepayments
  Amount due from Farming Bureau                                 9,608          14,921            1,162
  Amounts due from related companies                            54,878          40,044            6,636
                                                            ----------      ----------       ----------
Total current assets                                           265,452         281,692           32,098
PROPERTY AND EQUIPMENT, NET                      3               6,550           7,496              792
INVESTMENTS                                                    140,074         147,671           16,938
GOODWILL                                                         1,001           1,021              121
                                                            ----------      ----------       ----------
TOTAL ASSETS                                                   413,077         437,880           49,949
                                                            ==========      ==========       ==========

LIABILITIES AND SHAREHOLDERS'
   EQUITY
CURRENT LIABILITIES:
  Accounts payable                                              14,147          20,284            1,711
  Other payables and accrued liabilities                        23,052          21,106            2,788
  Income taxes payable                                          18,161          22,375            2,196
                                                            ----------      ----------       ----------
TOTAL CURRENT LIABILITIES                                       55,360          63,765            6,695

MINORITY INTERESTS                                             121,705         133,143           14,716
                                                            ----------      ----------       ----------
TOTAL LIABILITIES AND MINORITY
   INTERESTS                                                   177,065         196,908           21,411
                                                            ----------      ----------       ----------

SHAREHOLDERS' EQUITY
Common stock, US$0.001 par value:
   Authorized:
     200,000,000 shares in 1998 and 1997,
   Issued and outstanding:
     5,929,004 (1997: 5,779,004) shares,         4                  49              50                6
   Preferred stock, authorized:
    10,000,000 shares in 1998 and 1997
      Series B preferred stock, US$0.001 par
        value:
        Authorized: 3,200,000 shares in 1998
          and 1997
        Issued and outstanding: 3,200,000
        shares in 1998 and 1997                                     27              27                3
Additional paid-in capital                                     156,553         157,416           18,930
Reserves                                                        25,514          25,514            3,085
Retained earnings                                               53,869          57,965            6,514
                                                            ----------      ----------       ----------
TOTAL SHAREHOLDERS' EQUITY                                     236,012         240,972           28,538
                                                            ----------      ----------       ----------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                                       413,077         437,880           49,949
                                                            ==========      ==========       ==========

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                             (Amounts in thousands)

                                                  Series B
                                    Series A   Convertible   Series B   Additional
                           Common  Preferred     Preferred  Preferred      Paid-in            Retained
                            stock      Stock         Stock      Stock      Capital  Reserves  Earnings     Total
                            -----      -----         -----      -----      -------  --------  --------     -----
                              RMB        RMB           RMB        RMB          RMB       RMB       RMB       RMB
Balance at January 1, 1998     50          -           -         27       157,416    25,514     57,965   240,972

Stock repurchase               (1)         -           -          -          (863)        -          -      (864)

Comprehensive income:
  Net loss for the period       -          -           -          -             -         -     (4,096)   (4,096)

                        ---------  ---------  ----------  ---------    ----------  --------   --------  --------
Balance at September
30, 1998                       49          -           -         27       156,553    25,514     53,869   236,012
                        =========  =========   =========  =========    ==========  ========   ========  ========

See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                             (Amounts in thousands)

                                                               Nine months ended September 30,
                                                               -------------------------------
                                                          1998             1997              1998
                                                          ----             ----              ----
                                                           RMB             RMB               US$
CASH FLOWS FROM OPERATING ACTIVITIES::
  Net income/(loss)                                          (4,096)           18,894              (495)
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Minority interests                                      3,359            21,577               406
      Depreciation and amortization                           1,332             2,060               161
      Loss on disposal of fixed assets                            -               799                 -
  Decrease/(increase) in assets:
      Trade receivables                                         465            (5,918)               56
      Inventories                                            43,504           (14,422)            5,261
      Other receivables, deposits and prepayments             2,565            (4,269)              310
      Amount due from Farming Bureau                          5,313              (177)              643
      Amounts due from related companies                    (21,834)            4,005            (2,640)
  Increase/(decrease) in liabilities:
      Accounts payable                                       (6,137)           (6,254)             (742)
      Amounts due to related companies                            -             8,929                 -
      Other payables and accrued liabilities                  1,946           (26,672)              235
      Income taxes payable                                   (4,214)            4,573              (510)
                                                         ----------        ----------        ----------
  Net cash provided by operating activities                  22,203             3,125             2,685
                                                         ----------        ----------        ----------

CASH FLOW PROVIDED BY/(USED IN)
   INVESTING ACTIVITIES
  Purchase of fixed assets                                     (366)           (2,821)              (44)
  Purchase of investments                                      (250)                -               (30)
  Increase in minority interests                                 50                 -                 6
  Proceeds from disposal of fixed assets                          -                 3                 -
  Proceeds from sale of investments                               -             1,216                 -
                                                         ----------        ----------        ----------
  Net cash used in investing activities                        (566)           (1,602)              (68)
                                                         ----------        ----------        ----------

CASH FLOW PROVIDED BY/(USED IN) FINANCING
   ACTIVITIES:
  Repayments of loans to shareholders                             -            (4,677)                -
  Stock repurchase                                             (864)                -              (105)
                                                         ----------        ----------        ----------
Net cash used in financing activities                          (864)           (4,677)             (105)
                                                         ----------        ----------        ----------

NET INCREASE/(DECREASE) IN CASH AND CASH
   EQUIVALENTS                                               20,773            (3,154)            2,512
Cash and cash equivalent, at beginning of period            124,547           131,006            15,060
                                                         ----------        ----------        ----------
Cash and cash equivalent, at end of period                  145,320           127,852            17,572
                                                         ==========        ==========        ==========

See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (Amounts in thousands)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.       INVENTORIES

                                                                     September 30,         December 31,
                                                                     -------------         ------------
                                                                              1998                 1997
                                                                              ----                 ----
                                                                               RMB                  RMB
           Finished goods                                                   18,288               61,792
                                                                            ======               ======

3.       PROPERTY AND EQUIPMENT, NET

                                                                     September 30,         December 31,
                                                                     -------------         ------------
                                                                              1998                 1997
                                                                              ----                 ----
                                                                               RMB                  RMB
           At cost:
             Buildings and leasehold improvements                            5,267                5,267
             Machinery, equipment and motor vehicles                         6,965                6,599
                                                                        ----------           ----------
                                                                            12,232               11,866

           Accumulated depreciation:                                       (5,682)              (4,370)
                                                                        ----------           ----------
           Net book value                                                    6,550                7,496
                                                                        ==========           ==========

4.       SHARE CAPITAL

         During the fiscal quarter ended September 30, 1998, the Company repurchased 100,000 shares of common stock of the Company in the secondary market.

5        NEW ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, became effective in the first quarter of 1998. SFAS no. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement has no impact on the Company's net income or stockholders' equity.

         In 1997, the Financial Accounting Standards Board also issued SFAS no. 131, Disclosures About Segments of an Enterprise and Related Information. The Company plans to adopt this Statement effective December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

         The following table shows the selected unaudited condensed consolidated income statements data of the Company and its subsidiaries for the three months and nine months ended September 30, 1998 and 1997. The data should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and related notes thereto.

         The discussions below are presented in the Company's primary operating currency, which is the Renminbi Yuan ("RMB"). For information purposes, the amounts have been translated into U.S. dollars at an exchange rate of $1.00 = RMB8.27, which represents the approximate single rate of exchange as quoted by the People's Bank of China on September 30, 1998. No representation is made that RMB amounts could have been, or could be, converted into U.S. dollars at that rate or any other rate.

(Amounts in thousands)                  Three months ended September 30,   Nine months ended September 30,
                                        -------------------------------    -------------------------------
                                            1998            1997             1998            1997
                                            ----            ----             ----            ----
                                            RMB              RMB             RMB              RMB
Sales:
   Distribution of natural rubber             147,558          408,073         314,320          857,222
   Procurement of materials and
     supplies                                   7,564           11,222          54,169           36,540
                                           ----------       ----------      ----------       ----------
                                              155,122          419,295         368,489          893,762
                                           ----------       ----------      ----------       ----------
Gross profit                                    6,178            8,899          15,541           33,691
Gross profit margin (%)                          3.98             2.12            4.22             3.77
Income before income taxes                      1,708           20,563           1,065           48,430
Income taxes                                     (749)          (1,806)         (1,802)          (7,959)
                                           ----------       ----------      ----------       ----------
Net income/(loss)                                 959           18,757            (737)          40,471
Minority interests                             (1,421)          (9,979)         (3,359)         (21,577)
                                           ----------       ----------      ----------       ----------
Net income/(loss) after minority
  interests                                      (462)           8,778          (4,096)          18,894
                                           ==========       ==========      ==========       ==========

         NET SALES AND GROSS PROFIT

         Total net sales for the third quarter of fiscal 1998 decreased by approximately RMB264 million (US$31.9 million) or 63.0% to approximately RMB155 million (US$18.8 million), compared to approximately RMB419 million (US$50.7 million) for the corresponding period in 1997. Net sales of natural rubber declined by approximately RMB261 million (US$31.6 million) or 63.8% to approximately RMB148 million (US$17.9 million), compared to approximately RMB408 million (US$49.3 million) for the corresponding period in 1997. Net sales revenue from the procurement of materials and supplies decreased by approximately RMB4 million (US$484,000) or 32.6% to approximately RMB8 million (US$1 million), compared to approximately RMB11 million (US$1.3 million) for the corresponding period in 1997.

         For the nine months of 1998, the Company's total net sales decreased by approximately RMB525 million (US$63.5 million) or 58.8%. The net sales of natural rubber decreased by approximately RMB543 million (US$65.7 million) or 63.3% while the net sales of materials and supplies increased by approximately RMB18 million (US$2.2 million) or 48.2%.

         The domestic natural rubber consumption market remained weak in 1998. The decline in natural rubber sales revenue was due to the decrease in both the natural rubber price and the quantity sold. The average natural rubber price was approximately RMB7,000 (US$846) per ton for the nine months of 1998 compared with approximately RMB10,000 (US$1,209) per ton for the corresponding period in 1997. Renminbi Yuan remained relatively strong while most of the Asian currencies were weakened against the U.S. Dollar during 1998, resulting in intense competition from imported natural rubber.

         Given the adverse impact of the Asian financial crisis on the Chinese economy, the consumption market for materials and supplies remained weak in 1998. It was the Company's policy to reduce prices to boost sales in the first quarter of 1998. The price level was back to normal since the second quarter of 1998.

         Overall gross profit decreased by approximately RMB18.1 million (US$2.2) or 53.9% to RMB15.5 million (US$1.9 million) for the nine months of 1998 from approximately RMB33.7 million (US$4.1 million) for the corresponding period in 1997. Gross profit margin increased to 4.22% for the nine months of 1998 from 3.77% for the corresponding period in 1997. The increase in gross profit margin was primarily due to the Company having stockpiled some natural rubber stock in early 1997, which was sold at a loss in 1997 as the natural rubber price started to decline since early 1997.

         SELLING AND ADMINISTRATION EXPENSES

         Selling and administration expenses for the nine months of 1998 were RMB21.6 million (US$2.6 million) which were comparable to RMB22.0 million (US$2.7 million) for the corresponding period in 1997.

         FINANCIAL INCOME/(EXPENSES), NET

         Net financial income increased by RMB6.4 million (US$774,000) to RMB6.5 million (US$786,000) for the nine months of 1998 compared to RMB31,000 (US$4,000) for the corresponding period in 1997. The significant increase was due to the fact that the Company had more cash deposits with financial institutions after the recovery of debts from several large customers since the second quarter of 1998, and withdrawal of deposits from the Rubber Futures Exchange.

         OTHER INCOME, NET

         Other income decreased significantly by approximately RMB36.7 million (US$4.4 million) or 95% from RMB38.7 million (US$4.7 million) for the nine months of 1997 to RMB2.0 million (US$242,000) for the corresponding period in 1998. The decrease was primarily due to less income from the trading of rubber futures contracts during 1998.

         MINORITY INTERESTS

         Pursuant to an Agreement for the Sale and Purchase of Share in HARC dated April 30, 1998 between Guilinyang Farm and the Company, the Company purchased 5,000,000 shares, representing 5% of the total issued and outstanding share capital of HARC, from Guilinyang Farm for a total consideration of RMB7 million (US$846,000). After the said purchase, the Company's effective interest in HARC increased from 56% to 61%. Minority interests after the said purchase represent a 39% interest in HARC held by the Farming Bureau compared with 44% before the said purchase.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary liquidity needs are to fund inventories and trade receivables and, to a lesser extent, to expand business operations. The Company has financed its working capital requirements primarily through internally generated cash.

         The Company has a working capital surplus of approximately RMB210 million (US$25.4 million) as of September 30, 1998, compared to that of approximately RMB218 million (US$26.4 million) as of December 31, 1997. Net cash provided by operating activities for the nine months ended September 30, 1998 was approximately RMB22.2 million (US$2.7 million) as compared to approximately RMB3.1 million (US$375,000) for the corresponding period in 1997. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in operating assets and liabilities.

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

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         NONE

ITEM 5.  OTHER INFORMATION

         On August 18, 1998, the Board of Directors announced that it had determined it to be in the best interest of the Company and its shareholders to reduce the number of shares of its outstanding common stock, par value $.001 per share, and that the Company would undertake a stock repurchase program through open market purchase on the Nasdaq Stock Market. The Board announced its intention to purchase up to 300,000 shares, in accordance with applicable regulations. When repurchased, such shares of Common
         Stock cease to be issued and outstanding, but remain authorized shares of the Company's Common Stock. As of November 13, 1998, the Company has repurchased a total of 100,000 shares. The Company may continue to make such open market purchases from time to time. No disclosure of specific purchases, or plans for purchases, will be made except as are required to be included in periodic reports filed by the Company with the Securities and Exchange Commission.

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

       10.41      Agreement for the Sale and Purchase of Share in Hainan
                  Zhongwei Agricultural Resources Company Ltd., dated April 30,
                  1998, by and between Guilinyang Farm and the Company. (Filed with Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998 and incorporated herein by reference.)

       11         Computation of Earnings/(Loss) Per Share (Contained in
                  Financial Statements in Part I, Item I hereof.)

       27.1       Financial Data Schedule  (Filed herewith. For SEC use only.)

       (b) During the three months ended September 30, 1998, the Company filed no current Reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CHINA RESOURCES DEVELOPMENT, INC.





November 13, 1998                       By:/s/ Li Shunxing
                                              ----------------------------------
                                           Li Shunxing, President



                                        By:/s/Tam Cheuk Ho
                                           -----------------------------------
                                           Tam Cheuk Ho, Chief Financial Officer

                                EXHIBIT INDEX

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

       10.41      Agreement for the Sale and Purchase of Share in Hainan
                  Zhongwei Agricultural Resources Company Ltd., dated April 30,
                  1998, by and between Guilinyang Farm and the Company. (Filed with Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998 and incorporated herein by reference.)

       11         Computation of Earnings/(Loss) Per Share (Contained in
                  Financial Statements in Part I, Item I hereof.)

       27.1       Financial Data Schedule  (Filed herewith. For SEC use only.)