Form 10KSB40
period 1998-12-31
CHINA RESOURCES DEVELOPMENT INC
filed 1999-04-15
CIK 793628

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the fiscal year ended December 31, 1998

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

                    Room 2005, 20/F., Universal Trade Centre,
                     3-5A Arbuthnot Road, Central, Hong Kong
                          Telephone: 011-852-2810-7205
          (Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:  None
                                                                ----
Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers in pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.): $2,255,373 as of March 31, 1999.

         Note: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,929,004 shares of Common Stock, $.001 par value (as of March 31, 1999).

         DOCUMENTS INCORPORATED BY REFERENCE: Definitive Proxy Statement for 1998 Annual Meeting of Shareholders (Schedule 14A) is incorporated by reference in Part I, Item 4, hereof.

                                   CONVENTIONS
                                   -----------


         Unless otherwise specified, all references in this report to "U.S. Dollars," "Dollars," "US$," or "$" are to United States dollars; all references to "Hong Kong Dollars" or "HK$" are to Hong Kong dollars; and all references to "Renminbi" or "Rmb" or "yuan" are to Renminbi yuan, which is the lawful currency of the People's Republic of China ("China" or "PRC"). The Company and Billion Luck maintain their accounts in U.S. Dollars and Hong Kong Dollars, respectively. HARC and the Operating Subsidiaries maintain their accounts in Renminbi. The financial statements of the Company and its subsidiaries are prepared in Renminbi. Translations of amounts from Renminbi to U.S. Dollars and from Hong Kong Dollars to U.S. Dollars are for the convenience of the reader. Unless otherwise indicated, any translations from Renminbi to U.S. Dollars or from U.S. Dollars to Renminbi have been made at the single rate of exchange as quoted by the People's Bank of China (the "PBOC Rate") on December 31, 1998, which was U.S.$1.00 = Rmb8.28. Translations from Hong Kong Dollars to U.S. Dollars have been made at the single rate of exchange as quoted by the Hongkong and Shanghai Banking Corporation Limited on December 31, 1998, which was US$1.00 = HK$7.75. The Renminbi is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of Renminbi into U.S. Dollars or other currencies. All foreign exchange transactions take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. No representation is made that the Renminbi or U.S. Dollar amounts referred to herein could have been or could be converted into U.S.
Dollars or Renminbi, as the case may be, at the PBOC Rate or at all.

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

         References to "Common Stock" are to the Common Stock, $.001 par value, of China Resources Development, Inc.

         References to "Company" are to China Resources Development, Inc., and include, unless the context requires otherwise, the operations of Billion Luck, HARC, First Supply and Second Supply (all as hereinafter defined).

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

         References to "Hainan Reclamation Area" are to the 8,379,000 acres of formerly barren land in Hainan that the PRC Government has converted to productive agricultural use since 1952, which includes the largest rubber production base in China, as well as rubber production facilities, timber production facilities, cultivation areas for tea and tropical crops, and other industries.

         References to "Hainan State Farms" are to the rubber farms in Hainan controlled by the Farming Bureau.

         References to "HARC" are to Hainan Zhongwei Agricultural Resources Company Limited (formerly known as Hainan Agricultural Resources Company Limited), a Sino-foreign joint stock company organized in the PRC, whose capital is owned 56% by Billion Luck, 39% by the Farming Bureau and 5% by China Resources Development, Inc.

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

Forward-Looking Statements

         This report contains statements that constitute forward-looking statements. Those statements appear in a number of places in this report and include, without limitation, statements regarding the intent, belief and current expectations of the Company, its directors or its officers with respect to (i) the Company's ability to hedge against the risks associated with natural rubber prices by trading in natural rubber commodities futures; (ii) the Company's policies regarding investments, dispositions, financings, conflicts of interest and other matters; and (iii) trends affecting the Company's financial condition or results of operations. Any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and actual results may differ materially from those in the forward-looking statement as a result of various factors. The accompanying information contained in this report, including without limitation the information set forth above and the information set forth under the heading, "Management's Discussion and Analysis of Results of Operations and Financial Condition," identifies important factors that could cause such differences. With respect to any such forward-looking statement that includes a statement of its underlying assumptions or bases, the Company cautions that, while it believes such assumptions or bases to be reasonable and has formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished.

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

         Billion Luck was incorporated in the British Virgin Islands on December 14, 1993. It conducts its activities through the Operating Subsidiaries, which it controls through its 56% interest in HARC. HARC was established in Hainan Province, the People's Republic of China, by Billion Luck, Guilinyang Farm, and the Farming Bureau. Pursuant to an approval document dated March 16, 1997, issued by the Hainan Provincial Securities Management Office, the name of HARC was changed from "Hainan Agricultural Resources Company Limited" to "Hainan Zhongwei Agricultural Resources Company Limited."

         HARC is a Chinese company incorporated on June 28, 1994, with a registered capital of Rmb100 million (US$12.08 million). Billion Luck made a cash contribution of Rmb56 million (US$6.76 million) to purchase a 56% interest in HARC. The remaining interests in HARC were acquired by Guilinyang Farm (5%) for a cash contribution of Rmb5 million (US$0.60 million) and by the Farming Bureau (39%) through the contribution of its interests in two of its subsidiaries, First Supply and Second Supply, which were valued at Rmb39 million (US$4.71 million). Pursuant to an agreement dated January 31, 1994, between Billion Luck, Guilinyang Farm, and the Farming Bureau, the parties thereto agreed to establish HARC to act as the holding company of First Supply and Second Supply. Pursuant to an Agreement for the Sale and Purchase of Share in HARC dated April 30, 1998 between Guilinyang Farm and the Company, the Company purchased 5,000,000 shares, representing 5% of the total issued and outstanding share capital of HARC, from Guilinyang Farm for consideration of Rmb7 million (US$0.85 million). After the said purchase, the Company's effective interest in HARC became 61%. The remaining interest in HARC of 39% was held by the Farming Bureau.

         The Company, through HARC and the Operating Subsidiaries, First Supply and Second Supply, purchases natural rubber produced by the 92 farms on the island of Hainan in the PRC, which are controlled by the Farming Bureau. In 1997, according to data published in China Statistical Yearbook 1998 and Statistical Yearbook of Hainan 1998, Hainan Province accounted for approximately 60% of the domestic production of natural rubber in the PRC, of which approximately 77% of that 60% is from the Hainan State Farms and approximately 23% is from non-state farms. Accordingly, the Hainan State Farms control 46% of the PRC's domestic output of natural rubber. The Operating Subsidiaries market and distribute the rubber to customers throughout the PRC, such as tire manufacturers, rubber processing plants, and import and export companies. These customers include state-owned and non-state-owned enterprises. Because of the price risk associated with existing rubber inventories and certain firm commitments for the purchase of natural rubber, the Company, through HARC and the Operating Subsidiaries, enters into natural rubber commodity futures contracts to hedge the risk. As opportunities arise, HARC and the Operating Subsidiaries also have a team of futures experts to manage and enter into natural rubber commodity futures contracts that are not specific hedges, in anticipation of a rise or fall in the price of natural rubber, based on their knowledge of the supply and demand situation with respect to natural rubber in the PRC. In addition, HARC and the Operating Subsidiaries procure, for the Farming Bureau, the Hainan State Farms and other affiliated customers, many types of production materials, such as automobiles, farm equipment, fuel, and chemicals, as well as for other customers unaffiliated with the Farming Bureau.

         The following chart illustrates the equity ownership by percentage of each of the Company's principal subsidiaries as of December 31, 1998:

                        --------------------------------
                        |        CHINA RESOURCES       |
            ------------|      DEVELOPMENT, INC.,      |
            |           |     a Nevada corporation     |
            |           -------------------|------------
            |                         100% |
            |           -------------------|------------
            |           |     BILLION LUCK COMPANY     |
            |           |             LTD.,            |
            |           |   a British Virgin Islands   |
            |           |            company           |
            |           -------------------|------------
            |                              |
            |                              |                                      ----------------------------
            |                              |                                 39%  |     FARMING BUREAU,      |
            |                              |     ---------------------------------|  a division of the PRC   |
            |                              |     |                                | Ministry of Agriculture  |
            |                              |     |                                 ----------------------------
            |                          56% |     |
            |           -------------------|-----|------
            |           |   HAINAN ZHONGWEI AGRICULT-  |
            |  5%       |   URAL RESOURCES CO. LTD.,   |
            ----------- |         a PRC company        |
                        ----|-----------------------|---
                            |                       |
                     100%   |                       |  100%
             ---------------|-------         -------|----------------
             |   FIRST SUPPLY,     |         |    SECOND SUPPLY,    |
             |   a PRC company     |         |    a PRC company     |
             |  (an "Operating     |         |   (an "Operating     |
             |   Subsidiary")      |         |    Subsidiary")      |
             -----------------------         ------------------------

         Organizational and Management Structure of HARC

         The assets of HARC consist primarily of the Operating Subsidiaries, First Supply and Second Supply, which together are divided into seven trading divisions. During the fourth quarter of 1996, HARC undertook a restructuring plan in order to rationalize and streamline its business operations and assets. The terms of the restructuring are set forth in a Shareholders' Agreement on Business Restructuring among the Farming Bureau, Guilinyang Farm and Billion Luck, and an Assets and Staff Transfer Agreement among the Farming Bureau, HARC, First Supply and Second Supply, both of which were effective on October 1, 1996, and are included as exhibits hereto and incorporated herein by reference.

         The purpose of the restructuring plan is to control management overhead and improve efficiency in order to enhance long-term benefits to the Company. The plan has resulted in the reduction of duplicative business divisions and associated management overhead, the elimination of excessive labor headcounts and redundant positions, the restructuring of HARC's asset base and the sale of non-core assets to improve liquidity ratios. The various former trading divisions of the Operating Subsidiaries have now been reduced to only a few principal trading divisions. Cash management and policy making have become more centralized, ensuring that capital resources can be allocated to trading divisions more efficiently and effectively. A simplified management structure has also enhanced the efficiency of HARC's management reporting system. The Company's management believes that HARC's selling and administrative expenses have been substantially reduced following the full implementation of the restructuring. Savings resulting from reduced administrative expenses, staff costs and related costs, as well as proceeds from the sale of non-core assets, have improved the Company's liquidity and allowed it to pursue additional investment opportunities.

         The business of HARC is principally divided into the natural rubber trade and materials trade. Each trading division is a profit center and has its own accounting function. Every quarter, each division submits its financial statements to First Supply or Second Supply for consolidation. Those companies, in turn, submit the combined accounts to HARC for consolidation. The General Manager of each division accounts for its results to the General Manager of First Supply or Second Supply, who, in turn, accounts for the overall results to the board of directors of HARC.

         HARC has a two-tier structure with a board of directors and a supervisory board. The board of directors is responsible for the day-to-day management of and all major decisions relating to HARC (except decisions that may be made by HARC's shareholders during a general meeting of the shareholders) and, as of December 31, 1998, was made up of 5 members, of which two were nominated by the Farming Bureau and three were nominated by Billion Luck. The Chairman of HARC was nominated by the Farming Bureau, and the Vice-Chairman was nominated by Billion Luck. The General Manager of HARC is also a member of the board. The General Manager of HARC was nominated by Billion Luck.

         The supervisory committee is responsible for supervising the board of directors and the senior management of HARC in order to prevent the abuse of rights and infringement of the interests of HARC and its shareholders and employees. Among other responsibilities, members of the supervisory board attend meetings of the board of directors and observe HARC's managers to ensure that their acts do not contravene any laws or regulations or HARC's articles of association or the resolutions of HARC's shareholders in meetings thereof. As of December 31, 1998, the supervisory board was made up of three members, one of which was nominated by Billion Luck and two of which were nominated by the Farming Bureau. One of the two members nominated by the Farming Bureau was elected by the workers of HARC.

         The following chart illustrates the organizational and management structure of HARC:

                                              ----------------------------                ----------------------------
                                              |        BOARD OF          |                |        SUPERVISORY       |
                                              |        DIRECTORS         |----------------|        COMMITTEE         |
                                              -------------|--------------                ----------------------------
                                                           |
                                              -------------|--------------
                                              |         GENERAL          |
                                              |         MANAGER          |
                                              -------------|--------------
                                                           |
              |--------------------------------------------|-------------------------------------------|
              |                                            |                                           |
--------------|----------------               -------------|--------------                -------------|--------------
|           DEPUTY            |               |         DEPUTY           |                |         DEPUTY           |
|      GENERAL MANAGER        |               |     GENERAL MANAGER      |                |     GENERAL MANAGER      |
--------------|-----------------              -------------|--------------                -------------|--------------
              |                                            |                                           |
              |                                            |                                           |
              |                                            |                                           |
--------------|----------------               -------------|--------------                -------------|--------------
|           FIRST             |               |         SECOND           |                |      HEADQUARTERS        |
|         SUPPLY (1)          |               |       SUPPLY (2)         |                |           (3)            |
-------------------------------               ----------------------------                ----------------------------

(1) The principal businesses in which First Supply's trading divisions engage include: Natural Rubber, Fuels & Chemicals, Fertilizers, Automobile Trading.

(2) The principal businesses in which Second Supply's trading divisions engage include: Natural Rubber, Fuels & Chemicals, Fertilizers, Automobiles, Farm Equipment & Machinery.

(3) The principal businesses in which the HARC engages include: Investment Holding, Trading of Natural Rubber and Other Agricultural Products and Futures Trading.


         Activities of HARC and the Operating Subsidiaries

         HARC and the Operating Subsidiaries function as affiliated trading partners of the Farming Bureau and the Hainan State Farms. They purchase raw natural rubber (both dried and latex) from the Hainan State Farms and resell the raw natural rubber to customers throughout the PRC. Since 1997, HARC and the Operating Subsidiaries have reduced the scope of procurement of certain material and supplies in view of the weak consumption market and unsatisfactory profit margin. Currently, HARC and the Operating Subsidiaries sell production materials, including fertilizers, fuels, chemicals, farm equipment and machinery, automobiles to the Hainan State Farms, the Farming Bureau, and other unaffiliated customers, and they trade natural rubber commodity futures to hedge the price risk associated with existing inventories and certain firm commitments for the purchase of natural rubber. HARC and the Operating Subsidiaries also enter into natural rubber commodity futures contracts which are not specific hedges. However, HARC and the Operating Subsidiaries have temporarily ceased the trading of natural rubber commodity futures contracts since the third quarter of 1998 in view of the high volatility of the futures market and the risk of potential default by futures counter-parties due to the sharp decrease in market price of natural rubber in 1998.

         In fulfilling their role as trading partners of the Farming Bureau, HARC and the Operating Subsidiaries serve as a sales outlet for the raw natural rubber produced by the Hainan State Farms and procure production materials for the Farming Bureau and the Hainan State Farms. Pursuant to a Long-Term Sale and Purchase Agreement dated November 5, 1994 (the "Sale and Purchase Agreement"), among the Farming Bureau, HARC and the Operating Subsidiaries, the Farming Bureau agreed to direct the Hainan State Farms to sell to HARC and the Operating Subsidiaries on a priority basis, and HARC and the Operating Subsidiaries have agreed to purchase from the Hainan State Farms, raw natural rubber for sale under the same terms and conditions as are offered to other purchasers. If HARC or the Operating Subsidiaries are offered the same quantity and same price for natural rubber from a Hainan State Farm and a non-state farm, HARC or the Operating Subsidiaries, as the case may be, must purchase from the Hainan State Farm. If the price offered by the Hainan State Farm is higher than that from a non-state farm, HARC or the Operating Subsidiaries, as the case may be, may purchase from the non-state farm. Otherwise, there is no condition requiring the purchase of any particular quantity of raw natural rubber from the Hainan State Farms. The Sale and Purchase Agreement has a term of 15 years and, subject to applicable law, may not be terminated except upon the agreement of the parties. HARC and the Operating Subsidiaries determine the selling price according to market conditions. However, the Farming Bureau guarantees the Operating Subsidiaries a minimum gross profit margin of 3.5% on natural rubber purchased from the Hainan State Farms as set forth in the Long-Term Sale and Purchase Agreement.

         With respect to the procurement of materials and supplies, HARC and the Operating Subsidiaries generally do not maintain significant levels of inventory, but instead locate suppliers and the necessary products upon the receipt of orders. Management of HARC and the Operating Subsidiaries has determined that this policy reduces holding costs and minimizes exposure to price fluctuations. However, in anticipating favorable market conditions or with respect to certain common items, HARC and the Operating Subsidiaries may maintain inventory levels in these limited circumstances sufficient to satisfy estimated demand for one to three months. With respect to the distribution of natural rubber, due to the seasonal nature of rubber production, HARC and the Operating Subsidiaries stockpile a certain amount of rubber inventory during the peak production season for sales in those periods with no rubber output (usually the first quarter of each year).


INDUSTRY SEGMENTS

         HARC and the Operating Subsidiaries are principally engaged in the distribution of natural rubber, the procurement of materials and supplies and the distribution of other agricultural products in the PRC.

         In conformity with Item 101(b) of Regulation S-K, the following table sets forth the audited historical financial information related to Industry Segments (amounts in thousands). See Financial Statements and Notes included therein attached as Appendix A hereto.

                                             Year Ended December 31,
------------------------------------------------------------------------------------------------------

                                            1996             1997            1998             1998
                                            ----             ----            ----             ----
                                            (Rmb)            (Rmb)           (Rmb)            (US$)
Net sales to external customers:
  Natural Rubber:
    Net sales to unaffiliated customers   1,519,060          858,211         453,952           54,825
    Net sales to affiliates                       -          245,934          16,121            1,947
                                       ------------       ----------       ---------       ----------
                                          1,519,060        1,104,145         470,073           56,772
                                       ------------       ----------       ---------       ----------


Materials, supplies and other
agricultural products

    Net sales to unaffiliated customers     102,745           12,909          43,367            5,238
    Net sales to affiliates                 205,694           32,117          14,252            1,721
                                       ------------       ----------       ---------       ----------
                                            308,439           45,026          57,619            6,959
                                       ------------       ----------       ---------       ----------



                                             Year Ended December 31,
------------------------------------------------------------------------------------------------------
                                            1996             1997            1998             1998
                                            ----             ----            ----             ----
                                            (Rmb)            (Rmb)           (Rmb)            (US$)

Total consolidated net sales              1,827,499        1,149,171         527,692           63,731
                                       ============       ==========       =========       ==========

Depreciation and amortization expenses:
  Natural rubber                              1,058            1,362           1,287              155
  Materials, supplies and other
   agricultural products                        747               56              45                5
                                       ------------       ----------       ---------       ----------

Total segment depreciation and
  amortization expenses                       1,805            1,418           1,332              160

Reconciling item:
  Depreciation and amortization expenses
  attributable to corporate assets               35               39              38                5
                                       ------------       ----------       ---------       ----------

Total consolidated depreciation and
  amortization expenses                       1,840            1,457           1,370              165
                                       ============       ==========       =========       ==========

Segment profit/(loss):
  Natural rubber                             45,919           61,104           3,465              418
  Materials, supplies and other
    agricultural products                    63,511            4,777          (7,967)            (962)
                                       ------------       ----------       ---------       ----------

Total segment profit/(loss)                 109,430           65,881          (4,502)            (544)

Reconciling items:
  Corporate expenses                         (7,736)         (13,162)        (15,852)          (1,914)
  Loss on impairment of an
   investment                                     -                -         (49,969)          (6,035)
  Income from cost method investments         1,525                -               -                -
  Interest income                            29,602           14,849           6,862              829
  Interest expenses                         (48,495)         (15,007)           (289)             (35)
                                       ------------       ----------       ---------       ----------

Total consolidated income/(loss) before
 income taxes                                84,326           52,561         (63,750)          (7,699)
                                       ============       ==========       =========       ==========

Segment assets:
  Natural rubber                            542,005          222,507         258,090           31,170
  Materials, supplies and other
   agricultural products                    134,837           87,916          16,298            1,968
                                       ------------       ----------       ---------       ----------

Total segment assets                        676,842          310,423         274,388           33,138

Reconciling item:
  Corporate assets                           40,211           14,084           8,046              972
  Investments                                12,344          147,671         119,301           14,408
  Intersegment receivables                 (24,284)         (34,298)        (31,009)          (3,745)
                                       ------------       ----------       ---------       ----------

Total consolidated assets                   705,113          437,880         370,726           44,773
                                       ============       ==========       =========       ==========

Expenditure for additions to
 long-lived assets
    Natural rubber                                -            2,884             332               40
    Materials, supplies and other
     agricultural products                    2,663                -              58                7
                                       ------------       ----------       ---------       ----------

Total segment expenditure for
 additions to long-lived assets               2,663            2,884             390               47



                                             Year Ended December 31,
------------------------------------------------------------------------------------------------------
                                            1996             1997            1998             1998
                                            ----             ----            ----             ----
                                            (Rmb)            (Rmb)           (Rmb)            (US$)

Reconciling item:
  Corporate assets                                -                -             700               85
                                       ------------       ----------       ---------       ----------

Total consolidated expenditure for
  additions to long-lived assets              2,663            2,884           1,090              132
                                       ============       ==========       =========       ==========

         GENERAL

         The main business of HARC and the Operating Subsidiaries is the purchase and sale of natural rubber produced in Hainan. HARC and the Operating Subsidiaries are the primary distributors of the natural rubber produced by the Hainan State Farms, which constitute the largest natural rubber production base in China. Hainan State Farms' natural rubber output was approximately 209,000 tons in 1997 (a sales value of approximately Rmb1.9 billion (US$229 million) for 1997). The aggregate rubber output of the Hainan State Farms for the years 1993 to 1997 was 932,000 tons. Due to the continuous improvements of production and plantation technology, the natural rubber output increased by over 30% from 1993 to 1997. It is anticipated that the natural rubber output of Hainan State Farms will remain stable in the next few years.

         In addition, HARC and the Operating Subsidiaries engage in the trading of production materials and supplies and related commodities, such as fuels and chemicals, including fertilizers and pesticides; and other products, including farm equipment and machinery; and automobiles which are connected with the agricultural production in Hainan. The foregoing materials are key elements in the continuation of the Hainan State Farms' rubber production.

         All of the Operating Subsidiaries' sourcing and trading activities are divided into (1) State Plan allocations, and (2) free market activities. With respect to State Plan allocations, the Central Government determines the price and quantity of the materials and supplies sold to designated end users, and the Operating Subsidiaries must strictly follow the allocation. However, the scale of State Plan Allocations is decreasing gradually and currently accounts for approximately 20% of the fuels and chemicals supplied by the Operating Subsidiaries. All of the other production materials and natural rubber supplied by the Operating Subsidiaries are provided through free market sales. The price set forth in the State Plan is such that any profit derived from the sourcing and trading of fuels and chemicals, if any, is comparatively lower than that derived from free market sales. With respect to natural rubber, although they are provided through free market sales, the Operating Subsidiaries are guaranteed a minimum gross profit margin of 3.5% (before purchase discount and other adjustments) for sales of natural rubber purchased from the Hainan State Farms. To the extent that the gross profit for a particular year is less than this rate, the Farming Bureau is obligated to pay to the Operating Subsidiaries the shortfall.

         The combined net income before taxes of HARC and the Operating Subsidiaries was Rmb92.4 million (US$11.2 million) in 1996, Rmb65.6 million (US$7.9 million) in 1997 and the combined net loss before tax was Rmb37.0 million (US$4.6 million) in 1998.

         RUBBER DISTRIBUTION

         The Company, through HARC and the Operating Subsidiaries, engages in the marketing and distribution of natural rubber purchased from the Hainan State Farms. Natural rubber occupies a position of strategic importance in the PRC, comparable to the iron, steel, coal, and oil industries. Industrial rubber consists of synthetic rubber and natural rubber, which have similar uses but different characteristics, so the two are not completely interchangeable. Both types of rubber can be used for making tires, but heavy duty tires, such as for planes and for some motor vehicles, must be made of natural rubber.

         Natural rubber can only be planted in limited geographical regions in the world. Today, most of the rubber plantations in the world are located in South and Southeast Asia, which in 1996 accounted for over 90% of the world's natural rubber output. According to China Statistical Yearbook 1998, China ranked fifth in the world in terms of natural rubber output in 1996. China's output accounted for 6.70%, 7.43% and 6.70% of the world's natural rubber output in 1994, 1995 and 1996, respectively. With its geographical location and humid tropical climate, Hainan province is the most suitable area for planting rubber trees in China, and Hainan has become the single most important production base of natural rubber in China.

                                  World Output of Natural Rubber by Country in 1996
                                  -------------------------------------------------

                  Country or Region                                                     Tons
                  -----------------                                                     ----
                                                                                    (in thousands)
                  Thailand                                                              1,640
                  Indonesia                                                             1,540
                  Malaysia                                                              1,080
                  India                                                                   540
                  China                                                                   400
                  Vietnam                                                                 130
                  Sri Lanka                                                               110
                  Nigeria                                                                  90
                  Ivory Coast                                                              80
                  Philippines                                                              60
                  Others                                                                  300
                                                                                       ------

                  TOTAL                                                                 5,970
                                                                                       ======
                  (Source: China Statistical Yearbook 1998)

         Since January 1, 1952, the Farming Bureau, which controls approximately one quarter of the land area in Hainan, has developed the largest natural rubber production base in China, with plantations covering approximately 3.7 million MU (approximately 604,000 acres or 950 square miles) in 1997, according to the Statistical Yearbook of Hainan 1998.

         The natural rubber output of the Hainan State Farms was approximately 209,000 tons in 1997, accounting for approximately 46% of the total domestic output in China in 1997. It is anticipated that the natural rubber produced by the Hainan State Farms will remain steady in the next few years.

         The Operating Subsidiaries function as affiliated trading partners of the Farming Bureau and the Hainan State Farms. They purchase raw natural rubber (both dried and latex) from the Hainan State Farms and resell the raw natural rubber to customers throughout the PRC. As described above, HARC and the Operating Subsidiaries determine the selling price according to market conditions. However, the Operating Subsidiaries are guaranteed a minimum gross profit margin of 3.5% by the Farming Bureau.

         The natural rubber market has remained sluggish since the second half year of 1997 due to the financial crisis in Southeast Asia. The average unit price of domestic natural rubber in China was approximately Rmb9,400 (US$1,135) per ton and Rmb7,000 (US$845) per ton in 1997 and 1998, respectively. The rubber price in the international market varies according to the demand by major rubber consuming countries (the largest being the United States, followed by China and Japan) and the supply from major rubber producing countries (such as Thailand, Indonesia and Malaysia). In recent years, due to continuous weakening of rubber consumption, especially in Japan and Korea, and the increasing supply from certain major rubber producers in Asia, large amounts of natural rubber inventory were accumulated. As a result, the average rubber price in the international market dropped significantly from Rmb12,700 (US$1,534) per ton in 1996 to Rmb7,000 (US$845) per ton in 1998.

         Since the second half year of 1997, the financial crisis in Southeast Asia caused the Asian currencies to deflate against U.S. Dollars, while the

Renminbi yuan remained relatively stable against U.S. Dollar. The currency deflation of most of the largest natural rubber producing countries, like Thailand, Indonesia and Malaysia, caused a significant drop in the international rubber price by over 50% from the first half year of 1997 to the end of 1998. The crisis also induced the rubber producing countries to increase their exports. The increase in the worldwide supply of natural rubber further pushed down the natural rubber price. Major Asian rubber exporting countries, such as Thailand and Indonesia, have targeted China (the world's second largest consumer of rubber and the third largest importer of rubber) for the sale of their natural rubber. These exporting countries have offered China many preferential policies to stimulate export sales of natural rubber, including longer credit terms, sales discounts and delivery in advance of payment. China imported approximately 430,000 tons and 400,000 tons of natural rubber in 1997 and 1998, respectively. This large influx of natural rubber, coupled with the weak domestic rubber consuming market in China, has caused the domestic rubber price to drop significantly from 1996 to 1998. The average China domestic natural rubber price per ton for years 1996, 1997 and 1998 were approximately Rmb12,700 (US$1,534), Rmb9,400 (US$1,135) and Rmb7,000 (US$845), respectively.

         The Company's gross profit margin on the distribution of natural rubber has not been seriously affected by the fluctuation of the domestic rubber price because (i) the Company has entered into rubber futures contracts to hedge against the risk of adverse price movement of natural rubber; and (ii) under the Long-Term Supply and Purchase Agreement between the Operating Subsidiaries and the Farming Bureau, a minimum gross profit margin on distribution of natural rubber of 3.5% was guaranteed by the Farming Bureau. The Company also maintains a team of experts to monitor the rubber futures market in China. As opportunities arise, HARC and the Operating Subsidiaries also enter into natural rubber futures contracts that are not specific hedges, in anticipation of a rise or fall in the price of natural rubber. However, HARC and the Operating Subsidiaries have temporarily ceased the trading of natural rubber commodity futures contracts since the third quarter of 1998 in view of the high volatility of futures market and the risk of potential default by futures counter-parties due to the sharp decrease in market price of natural rubber in 1998. The management expects that the Company's gross profit margin on the distribution of natural rubber will be more vulnerable to the fluctuation of the domestic rubber price.

         Suppliers

         HARC and the Operating Subsidiaries purchase natural rubber from the 92 farms comprising the Hainan State Farms, with the value of purchases totaling approximately Rmb1,438 million (US$174 million) in 1996, Rmb1,012 million (US$122 million) in 1997 and Rmb404 million (US$49 million) in 1998. The single largest supplier within the Hainan State Farms accounted for approximately 3% (RMB44.4 million, US$5.4 million) in 1996, 4% (Rmb42.2 million, US$5.1 million) in 1997 and 14% (RMB55 million, US$6.6 million) in 1998. No single farm accounted for more than 5% of the total purchases of natural rubber in any of the years 1996 or 1997. The five largest suppliers accounted for 14%, 11%, 10%, 8% and 7%, respectively, of total purchases in 1998 (and no other supplier accounted for more than 5%). All supplier farms are controlled by the Farming Bureau. The top five supplier farms accounted for approximately 12% (Rmb168 million, US$20.3 million) in 1996, 18.5% (Rmb187 million, US$22.6 million) in 1997 and 50% (Rmb202 million, US$24 million) in 1998. Purchases are principally made in Renminbi on an open account basis payable within 30 days, or on a "cash on delivery" basis. As a majority of their purchases are made in Renminbi, HARC and the Operating Subsidiaries have a limited exposure to fluctuations in exchange rates.

         Pursuant to the Sale and Purchase Agreement, the Farming Bureau agreed to direct the Hainan State Farms to sell to HARC and the Operating Subsidiaries on a priority basis, and HARC and the Operating Subsidiaries have agreed to purchase from the Hainan State Farms, raw natural rubber for sale under the same terms and conditions as are offered to other purchasers. If HARC or the Operating Subsidiaries are offered the same quantity and same price for natural rubber from a Hainan State Farm and a non-state farm, HARC or the Operating Subsidiaries, as the case may be, must purchase from the Hainan State Farm. If the price offered by the Hainan State Farm is higher than that offered by a non-state farm, HARC or the Operating Subsidiaries, as the case may be, may purchase from the non-state farm. Otherwise, there is no condition requiring the purchase of any particular quantity of raw natural rubber from the Hainan State Farms. The Sale and Purchase Agreement has a term of 15 years and, subject to applicable law, may not be terminated except upon the agreement of the parties. The Sale and Purchase Agreement will expire on November 5, 2009.

         Marketing

         The Hainan State Farms are the dominant suppliers of raw natural rubber and natural rubber products in China. In 1997, they accounted for approximately 46% of the annual domestic output of raw natural rubber. Because of the market position of the Hainan State Farms, the Operating Subsidiaries are the largest distributors of raw natural rubber and natural rubber products in China.

         HARC and the Operating Subsidiaries maintain a strong sales and marketing force consisting of approximately 20 persons in the natural rubber business. The Operating Subsidiaries' sales and marketing personnel make regular visits to customers and to the Hainan State Farms to maintain contacts and monitor requirements. In 1998, due to the difficult market condition, the Operating Subsidiaries tried to explore new targeted customers by increasing their sales network and approaching targeted customers actively. Currently, all sales and distribution of raw natural rubber and natural rubber products occur within the PRC. The business operations of HARC and the Operating Subsidiaries are conducted solely within the PRC; consequently, the Company is solely dependent upon trade in the PRC. The Company does not currently engage in any export trade from the PRC.

         Customers

         Net sales of natural rubber for 1996, 1997 and 1998 were Rmb1,519 million (US$183 million), Rmb1,104 million (US$133 million) and Rmb470 million (US$57 million), respectively. The five largest customers for rubber, in the aggregate, accounted for approximately 27%, 37% and 37% of the total revenue derived from rubber sales for 1996, 1997 and 1998, respectively. The single largest customer accounted for approximately 11% and 22% of such revenue for 1996 and 1997, respectively. No other single customer accounted for more than 5% of total sales of natural rubber in either 1996 or 1997.

         For the year ended December 31, 1998, HARC and the Operating Subsidiaries had a total of approximately 500 customers for natural rubber and natural rubber products. The largest four customers accounted for 10%, 10%, 6% and 6%, respectively of total sales revenue for 1998. No other single customer accounted for more than 5% of total sales of natural rubber in 1998.

         Seasonality

         The geographic and climatic conditions in Hainan are such that natural rubber production has high and low seasons. Generally, there is no rubber harvest in the first quarter. The harvest season commences in April and reaches the peak during the second half of a year. The rubber output in the second half year normally accounted for over 70% of the total annual rubber output. Sales of natural rubber and natural rubber products generally are affected by such seasonality factor. All sales in the first quarter of a year relate to inventory maintained from the inventory of the prior year. Sales in the last two quarters accounted for 61%, 59% and 60% of the total sales for 1996, 1997 and 1998, respectively.

         Distribution

         HARC and the Operating Subsidiaries have their own warehouse facilities and transportation fleet for both natural rubber and materials, consisting of 63 warehouses with a total area of 23,000 square meters, 60 trucks and 135 workers. Some of the natural rubber is shipped to customers by sea freight from the port of Haikou, Hainan, to other destination ports within the PRC. HARC and the Operating Subsidiaries also transport rubber from the Hainan State Farms to the port of Zhangjiang, PRC, which operates as a distribution center from where the natural rubber is delivered to customers by rail to destinations within the PRC. Some of the natural rubber is also delivered locally in Hainan.

         Working Capital Items

         HARC and the Operating Subsidiaries generally grant their purchasers the right to return substandard natural rubber, as determined by laboratories recognized by both parties. Sales returns or losses borne by HARC and the Operating Subsidiaries are reimbursed by the farm that supplied the substandard rubber. These sales returns could potentially impact the working capital levels of HARC and the Operating Subsidiaries if such returns were significant; however, in the past such sales returns have been insignificant.

         HARC and the Operating Subsidiaries have established a tight credit control policy. For old and credit-worthy customers, sales of rubber were made principally on an open account basis payable within one week, while the others are made on a "cash on delivery" basis. HARC and the Operating Subsidiaries may also require new customers to place deposits of 5% of the invoiced value of a purchase upon signing a sales contract or require full payment on or before delivery. In addition, no sales are made to those customers with long outstanding balances with HARC and the Operating Subsidiaries until past due accounts receivable are settled.

         However, in order to maintain good customer relationships, extended payment terms may be granted to certain customers based on their credit and payment history with HARC and the Operating Subsidiaries.

         Due to the seasonal nature of rubber production, HARC and the Operating Subsidiaries stockpile a certain amount of rubber inventory during the peak production season for sales in those periods with no rubber output.

         Pursuant to the Shareholders' Agreement on Business Restructuring and the Assets and Staff Transfer Agreement, both effective as of October 1, 1996 (the "Restructuring Agreements"), HARC and the Operating Subsidiaries agreed to assign to the Farming Bureau the amounts due from the farms and the affiliates of the Farming Bureau as of September 30, 1996, and the Farming Bureau agreed to assume the obligations under the short term bank loans, as part of the corporate restructuring plan. The assignment of amounts due from farms and affiliates of the Farming Bureau was effective on October 1, 1996, and the assignments of short term bank loans were effective upon approval of such banks on March 28, 1997 and March 31, 1997. As of September 30, 1996, the aggregate amounts due from the farms and affiliates of the Farming Bureau amounted to approximately Rmb274 million (US$33 million), and the short term bank loans amounted to approximately Rmb293 million (US$35 million). According to the Restructuring Agreements, the Farming Bureau was responsible for the payment of interest incurred on the bank loans after September 30, 1996.

         Competitors

         There are several companies competing for business in the domestic natural rubber industry in the PRC. Among the Company's competitors are other major state-owned rubber producers under the control of different farming bureaus, with no direct relationship to the Hainan Farming Bureau. The market shares of these rubber producers are generally significantly less than that of the Hainan Farming Bureau. There are also certain small, non-state owned rubber producers located in the provinces of Hainan, Guangdong, Yunnan, Guangxi, and Fujian. However, the quantities produced by these non-state owned farms and individuals are relatively insignificant.

                                  China Output of Natural Rubber by Region in 1997
                                  ------------------------------------------------

                  Region                                                                  Tons
                  ------                                                                  ----
                  Hainan                                                               269,991
                  Yunnan                                                               153,966
                  Guangdong                                                             25,746
                  Guangxi                                                                2,033
                  Fujian                                                                   234
                                                                                       -------

                  TOTAL                                                                451,970
                                                                                       =======

                  (Source:  China Statistical Yearbook 1998)

         According to the China Statistical Yearbook 1998, the rubber output from Hainan Province was 269,991 tons in 1997. According to the Statistical

Yearbook of Hainan 1998, the rubber output from the Hainan State Farms was 208,585 tons in 1997. Consequently, the rubber output from non-state owned enterprises in Hainan Province accounted for approximately 61,406 tons, representing 23% of the total natural rubber output of Hainan Province in 1997. The natural rubber production by other domestic rubber producers is limited by the area of land suitable for rubber planting in the region. Due to the specific tropical climatic conditions required for rubber cultivation, the number of rubber producers is limited and no new domestic rubber producer is expected to enter the market. Thus, the competition in the industry may be determined by the acquisition of land suitable for rubber cultivation. Due to the favorable climatic conditions in Hainan for rubber plantations and the fact that there is still land available in Hainan that the Farming Bureau can develop into rubber plantations, the Farming Bureau will likely remain as China's largest natural rubber producer in the foreseeable future. Domestic consumption for natural rubber has far exceeded domestic supply, and it is believed that this situation will continue. According to the China Statistical Yearbook 1998 and statistics provided by the China Tropical Agriculture Institute, in 1997, the domestic rubber output and rubber consumption were 452,000 tons and 820,000 tons, respectively. Accordingly, the rubber output of the Farming Bureau in 1997 accounted for approximately 46% of the total domestic output of natural rubber and satisfied approximately 25% of the domestic consumption. However, due to the influx of imported natural rubber of approximately 550,000 tons in 1996 and 430,000 tons in 1997, the overall supply of natural rubber well exceeded demand, which caused a large backlog of rubber inventory since 1996. Since the second half year of 1997, the currency crisis in Southeast Asia caused the currencies of most of the largest natural rubber producing countries, like Thailand, Indonesia and Malaysia, to deflate against U.S. Dollars and also induced the rubber producing countries to increase their exports. Competition from imported rubber and the weak consumption market continued in 1998, which will affect the Company's performance in the next few years.

         Environmental Protection

         Management does not believe that there are any material requirements under PRC environmental law or regulations applicable to the Operating Subsidiaries and HARC which could have a material adverse effect on capital expenditures, including capital expenditures required in order to comply with environmental laws and regulations, in the rubber distribution segment of the business of the Operating Subsidiaries and HARC.


         PROCUREMENT OF MATERIALS AND SUPPLIES AND DISTRIBUTION OF OTHER AGRICULTURAL PRODUCTS

         The Company, through the Operating Subsidiaries, also engages in the procurement of materials and supplies, such as fuels and chemicals, including fertilizers and pesticides; and other products, including farm equipment and machinery; and automobiles, which are connected with the agricultural production in Hainan. These sourcing and procurement activities were conducted primarily for the Hainan State Farms. The percentage of such sales to non-affiliates were 33% in 1996, 29% in 1997 and 75% in 1998. Since 1996, the scope of procurement of certain materials and supplies, such as building and construction materials, iron and metals, and automobiles, has been reduced due to the slow down of property and automobile markets (such customers are non-affiliates), and the weak consumption market. Sales of fertilizers, pesticides, etc., which are mainly sold to farms (affiliates) remained strong. The significant increase in percentage of sales to non-affiliates in 1998 was due to the sales of barley to non-affiliates during the year. There were no such sales in either 1996 or 1997.

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

         HARC and the Operating Subsidiaries generally do not maintain a significant level of inventories, but instead locate suppliers and the necessary products upon the receipt of orders. Management of HARC and the Operating Subsidiaries has determined that this policy reduces holding costs and minimizes exposure to price fluctuations. However, in anticipating favorable market conditions or with respect to certain popular items, HARC and the Operating Subsidiaries may maintain inventory levels sufficient to satisfy estimated demand for one to three months.

         Pursuant to the Sale and Purchase Agreement, the Farming Bureau agreed to direct the Hainan State Farms to purchase all of their requirements of production materials and other commodities offered by the Operating Subsidiaries and HARC under the same terms and conditions as are offered by other suppliers. In the case of production material and other commodities, a Hainan State Farm could request a price quote for a specified quantity of a particular item from HARC or the Operating Subsidiaries. Upon receiving the price quote, the Hainan State Farm could obtain quotes from other suppliers based on the same quantity of the requested item. The Hainan State Farm might inform HARC or the Operating Subsidiaries, as the case may be, of the amounts of the other quotes and, if any of the quotes are lower, HARC or the Operating Subsidiaries have the right to lower their quote to the level of the competing quote. In the event that the Operating Subsidiaries are unable to profitably match the terms offered to the Hainan State Farms by sources other than the Operating Subsidiaries, the Operating Subsidiaries will be required to sell to the Hainan State Farms at a loss or forebear from making such sales. If HARC or an Operating Subsidiary matches the competing quote based upon the same quantity of the item requested, the Hainan State Farm must purchase the item from HARC or the applicable Operating Subsidiary. Otherwise, the Hainan State Farm can purchase the item from the competing supplier. The Sale and Purchase Agreement has an original term of 15 years and, subject to applicable law, may not be terminated except upon the agreement of the parties. The Sale and Purchase Agreement will expire on November 5, 2009.

         Suppliers

         During 1998, HARC and the Operating Subsidiaries purchased production materials and supplies from a total of approximately 120 suppliers. The value of the total purchases of production materials and supplies was approximately Rmb251 million (US$30.3 million) in 1996, Rmb37 million (US$4.5 million) in 1997 and Rmb57 million (US$6.9 million) in 1998. The single largest supplier accounted for approximately 16% (Rmb39 million, US$4.7 million) in 1996, 34% (Rmb13 million, US$1.4 million) in 1997 and 19% (Rmb11 million, US$1.3 million) in 1998. The four largest suppliers accounted for 16%, 12%, 6% and 6%, respectively, of such purchases in 1996, the five largest suppliers accounted for 34%, 9%, 7%, 7% and 7%, respectively, of such purchases in 1997 and the six largest suppliers accounted for 13%, 11%, 9%, 8%, 7% and 5%, respectively, of such purchases in 1998 (and no other suppliers accounted for more than 5%). The top five suppliers accounted for approximately 44% (Rmb111 million, US$13.4 million) in 1996, 65% (Rmb24 million, US$2.9 million) in 1997 and 52% (Rmb30 million, US$3.6 million) in 1998. Purchases are principally made in Renminbi on an open account basis payable within 30 to 90 days. As a majority of the purchases are made in Renminbi, HARC and the Operating Subsidiaries have limited exposure to fluctuations in exchange rates.

         Marketing

         In accordance with the terms of the Sale and Purchase Agreement, HARC and the Operating Subsidiaries are the principal suppliers of production materials to the Farming Bureau and the 92 farms comprising the Hainan State Farms. The Operating Subsidiaries maintain a sales and marketing team of approximately 40 persons for the procurement business. The sales and marketing team makes regular visits to the Farming Bureau, the Hainan State Farms and unaffiliated purchasers in order to maintain contacts and monitor requirements.

         Currently, all activities of HARC and the Operating Subsidiaries with respect to production materials and commodities occur within the PRC. The business operations of HARC and the Operating Subsidiaries are conducted solely within the PRC; consequently, the Company is solely dependent upon trade in the PRC. The Company does not currently engage in any export trade from the PRC.

         Customers

         Sales of production materials, supplies and other agricultural products by HARC and the Operating Subsidiaries for the years 1996, 1997 and 1998 totaled approximately Rmb308 million (US$37.2 million), Rmb45 million (US$5.4 million) and Rmb58 million (US$7.0 million), respectively. The five largest customers for production materials and supplies accounted for approximately 37%, 8% and 74% of the total revenue derived from sales of production materials and supplies for 1996, 1997 and 1998, respectively. The two largest customers accounted for 12% and 9%, respectively, of such revenue in 1996, the single largest customers accounted for less than 5%, of such revenue in 1997, and the largest six largest customers accounted for 29%, 21%, 8%, 8%, 7% and 6%, respectively, of such revenue in 1998 (and no other customers accounted for 5% or more). HARC and the Operating Subsidiaries have a broad customer base and are not dependent upon any single customer for sales. Aggregate sales to affiliates of the Farming Bureau accounted for 67%, 71% and 25% of the total revenue derived from sales of production materials and agricultural products for 1996, 1997 and 1998, respectively.

         Seasonality

         The seasonal fluctuations experienced by the Operating Subsidiaries in the production materials procurement operation are less severe than those experienced in connection with the rubber distribution operation. However, to the extent that the Operating Subsidiaries may buy goods and materials related to the rubber industry from suppliers, but sell such goods and materials on credit to Hainan State Farms, repayment may be affected by the seasonality of rubber production.

         Working Capital Items

         Sales by HARC and the Operating Subsidiaries are principally made in Renminbi. The Operating Subsidiaries have established a tight credit control policy. Most of the sales to unaffiliated customers are on "cash on delivery" terms. In addition, no sales are made to those unaffiliated customers with long outstanding balances with the Operating Subsidiaries until past due accounts receivable are settled. However, in order to maintain good customer relationships, extended payment terms of one to two weeks may be granted to certain old customers based on their credit and payment history with the Operating Subsidiaries. No extended payment terms are granted for more than one month. For sales to the Hainan State Farms, more flexible payment terms may be allowed depending on credit history and regularity of purchase orders. Such payment terms may include an open account basis or the netting of the sales value of materials against the cost of natural rubber purchases by the Operating Subsidiaries.

         Competitors

         Generally, as a result of the Sale and Purchase Agreement, HARC and the Operating Subsidiaries have few major competitors in their primary market in Hainan Province with respect to the sourcing and procurement of the wide range of production materials and commodities needed by the Farming Bureau, its affiliates, and the Hainan State Farms. With respect to other unaffiliated purchasers, HARC and the Operating Subsidiaries are subject to significant competitions from certain suppliers owned and controlled by the Hainan Provincial Government and from a number of smaller suppliers of production materials and commodities in which the Operating Subsidiaries trade. Management believes that the Operating Subsidiaries' market share is approximately 30% to 35%. Other suppliers which are owned and controlled by the Hainan Provincial Government collectively have a market share of approximately 50% with respect to those production materials and commodities traded by the Operating Subsidiaries.

         Listed below are those competitors owned and controlled by the Hainan Provincial Government and the products with which they compete with HARC and the Operating Subsidiaries:

                  Hainan Provincial Production                Pesticides and fertilizers
                  Materials Company

                  Hainan Provincial Automobiles               Automobiles and automobile parts
                  Trading Company

                  Hainan Provincial Farm                      Farm equipment
                  Equipment Company

                  Hainan Provincial Fuels &                   Fuels and chemicals (including coal)
                  Chemical Company

         The price and quality of products sold by the competitors are similar to that of the comparable products sold by HARC and the Operating Subsidiaries. However, HARC and the Operating Subsidiaries can usually arrange more prompt fulfillment of orders and shipment of goods due to their warehouse facilities and transportation fleet. Also, HARC and the Operating Subsidiaries can often offer more flexible payment terms than their competitors with respect to sales to the Hainan State Farms.

         Environmental Protection

         Due to the business nature of HARC and the Operating Subsidiaries in the procurement segment, management does not believe that there are any material requirements under PRC environmental laws or regulations applicable to HARC and the Operating Subsidiaries which could have a material adverse effect on capital expenditures, including capital expenditures required in order to comply with environmental laws and regulation, in the procurement segment of the business of HARC and the Operating Subsidiaries.


PRC LEGAL SYSTEM

         The PRC legal system is based on the PRC Constitution and is made up of written laws, regulations and directives. Decided court cases do not constitute binding precedents.

         The National People's Congress of the PRC ("NPC") and the Standing Committee of the NPC are empowered by the PRC Constitution to exercise the legislative power of the state. The NPC has the power to amend the PRC Constitution and to enact and amend primary laws governing the state organs, civil and criminal matters. The Standing Committee of the NPC is empowered to interpret, enact and amend laws other than those required to be enacted by the NPC.

         The State Council of the PRC is the highest organ of state administration and has the power to enact administrative rules and regulations. Ministries and commissions under the State Council of the PRC are also vested with the power to issue orders, directives and regulations within the jurisdiction of their respective departments. Administrative rules, regulations, directives and orders promulgated by the State Council and its ministries and commissions must not be in conflict with the PRC Constitution or any national laws. In the event that any conflict arises, the Standing Committee of the NPC has the power to annul such administrative rules, regulations, directives and orders.

         At the regional level, the people's congresses of provinces and municipalities and their standing committees may enact local rules and regulations, and the people's government may promulgate administrative rules and directives applicable to their own administrative area. These local laws and regulations may not be in conflict with the PRC Constitution, any national laws or any administrative rules and regulations promulgated by the State Council.

         Rules, regulations or directives may be enacted or issued at the provincial or municipal level or by the State Council of the PRC or its ministries and commissions in the first instance for experimental purposes. After sufficient experience has been gained, the State Council may submit legislative proposals to be considered by the NPC or the Standing Committee of the NPC for enactment at the national level.

         The power to interpret laws is vested by the PRC Constitution in the Standing Committee of the NPC. According to the Decision of the Standing Committee of the NPC Regarding the Strengthening of Interpretation of Laws passed on June 10, 1981, the Supreme People's Court has the power to give general interpretation on application of laws in judicial proceedings apart from its power to issue specific interpretation in specific cases. The State Council and its ministries and commissions are also vested with the power to give interpretation of the rules and regulations which they promulgated. At the regional level, the power to give interpretations of the regional laws is vested in the regional legislative and administration organs which promulgate such laws. All such interpretations carry legal effect.

         The people's courts are the judicial organs of the PRC. Under the PRC Constitution and the Law of Organization of the People's Courts of the PRC, the People's Courts are comprised of the Supreme People's Court, the local people's courts, military courts and other special people's courts. The local people's courts are divided into three levels, namely, the basic people's courts, intermediate people's courts and higher people's courts. The basic people's courts are divided into civil, criminal and economic divisions. The intermediate people's courts have divisions similar to those of the basic people's courts and where the circumstances so warrant, may have other special divisions (such as intellectual property divisions). The judicial functions of people's courts at lower levels are subject to supervision of people's courts at higher levels. The people's procuratorates also have the right to exercise legal supervision over the civil proceedings of people's courts of the same and lower levels. The Supreme People's Court is the highest judicial organ of the PRC. It supervises the administration of justice by the people's courts of all levels.

         The people's courts adopt a two-tier final appeal system. A party may, before the taking effect of a judgment or order, appeal the judgment or order first to a local people's court, then to the people's court at the next higher level. Judgments or orders at the next higher level are final and binding. Judgments or orders of the Supreme People's Court are also final and binding. If, however, the Supreme People's Court or a people's court at a higher level finds an error in a final and binding judgment which has taken effect in any people's court at a lower level, or the presiding judge of a people's court finds an error in a final and binding judgment which has taken effect in the court over which he presides, a retrial of the case may be conducted according to the judicial supervision procedures.

         The PRC civil procedures are governed by the Civil Procedure Law of the PRC (the "Civil Procedure Law") adopted on April 9, 1991. The Civil Procedure Law contains regulations on the institution of a civil action, the jurisdiction to the people's courts, the procedures in conducting a civil action, trial procedures and procedures for the enforcement of a civil judgment or order. All parties to a civil action conducted within the territory of the PRC must comply with the Civil Procedure Law. A civil case is generally heard by a court located in the defendant's place of domicile. The jurisdiction may also be selected by express agreement by the parties to a contract provided that the jurisdiction of the people's court selected has some actual connection with the dispute, that is to say, the plaintiff or the defendant is located or domiciled or the contract was executed or implemented in the jurisdiction selected, or the subject-matter of the proceedings is located in the jurisdiction. A foreign national or foreign enterprise is accorded the same litigation rights and obligations as a citizen or legal person of the PRC. If any party to a civil action refuses to comply with a judgment or order made by a people's court or an award made by an arbitration body in the PRC, the aggrieved party may apply to the people's court to enforce the judgment, order or award. There are time limits on the right to apply for such enforcement. Where at least one of the parties to the dispute is an individual, the time limit is one year. If both parties to the dispute are legal persons or other entities, the time limit is six months.

         A party seeking to enforce a judgment or order of a people's court against a party who or whose property is not within the PRC may apply to a foreign court with jurisdiction over the case for recognition and enforcement of such judgment or order. A foreign judgment or ruling may also be recognized and enforced according to PRC enforcement procedures by the people's courts in accordance with the principle of reciprocity or if there exists an international or bilateral treaty with or acceded to by the foreign country which provides for such recognition and enforcement, unless the people's court considers that the recognition or enforcement of the judgment or ruling will violate fundamental legal principles of the PRC and its sovereignty, security or social or public interest.

         The Arbitration Law of the PRC (the "Arbitration Law") was promulgated by the Standing Committee of the NPC on August 31, 1994 and came into effect on September 1, 1995. It is applicable to, among other matters, trade disputes involving foreign parties where the parties have entered into a written agreement to refer the matter to arbitration before an arbitration committee constituted in accordance with the Arbitration Law. Under the Arbitration Law, an arbitration committee may, before the promulgation by the PRC Arbitration Association of arbitration regulations, formulate interim arbitration rules in accordance with the Arbitration Law and the Civil Procedure Law. Where the parties have by an agreement provided arbitration as a method for dispute resolution, the parties are not permitted to institute legal proceedings in a people's court.

         The China International Economic and Trade Arbitration Commission ("CIETAC"), established in Beijing under the auspices of the China Council for the Promotion of International Trade with branches in Shenzhen and Shanghai, is one of two domestic arbitration organizations in the PRC charged with arbitrating foreign-related disputes. Under the new CIETAC arbitration rules, which came into effect on June 1, 1994, CIETAC has jurisdiction over any dispute arising from "international or external economic and trade transactions" with respect to which an arbitration agreement selecting CIETAC arbitration has been reached. The other arbitration organization exclusively arbitrates foreign-related maritime disputes.

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

         Under the Arbitration Law, an arbitral award is final and binding on the parties and if a party fails to comply with an award, the other party to the award may apply to the people's court for enforcement. A people's court may refuse to enforce an arbitral award made by an arbitration commission if there were mistakes, an absence of material evidence or irregularities over the arbitration proceedings or the jurisdiction or constitution of the arbitration committee.

         A party seeking to enforce an arbitral award of a foreign affairs arbitration body of the PRC against a party who or whose property is not within the PRC may apply to a foreign court with jurisdiction over the case for enforcement. Similarly, an arbitral award made by a foreign arbitration body may be recognized and enforced by the PRC courts in accordance with the principles of reciprocity or any international treaty concluded or acceded to by the PRC. In respect to contractual and non-contractual commercial-law-related disputes which are recognized as such for the purposes of the PRC laws, the PRC has acceded to the Convention on the Recognition and Enforcement of Foreign Arbitral Awards (the "New York Convention") adopted on June 10, 1958 pursuant to a resolution of the Standing Committee of the NPC passed on December 2, 1986. The New York Convention provides that all arbitral awards made by a state which is a party to the New York Convention shall be recognized and enforced by other parties to the New York Convention subject to their right to refuse enforcement under certain circumstances including where the enforcement of the arbitral award is against the public policy of the state to which the application for enforcement is made. It was declared by the Standing Committee of the NPC at the time of the accession of the PRC that (1) the PRC will only recognize and enforce foreign arbitral awards on the principle of reciprocity and (2) the PRC would only apply the New York Convention in disputes considered under PRC laws to be arising from contractual and non-contractual mercantile legal relations.

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


[Item 2]                            PROPERTIES

         The Company does not own any real property with respect to its operations. The office space, warehouse and other facilities of HARC and the Operating Subsidiaries are all located in Hainan Province in the PRC. HARC and the Operating Subsidiaries use warehouse and other facilities consisting of a total gross area of approximately 23,000 square meters. Pursuant to the Restructuring Agreements, surplus office facilities consisting of a total gross area of approximately 12,000 square meters were transferred to the Farming Bureau. The sales and administrative offices of the Operating Subsidiaries were relocated to the headquarters of HARC. As is typical in the PRC, the PRC government owns all of the land on which the improvements are situated. The local PRC governmental authorities in Hainan Province granted land use rights with respect to such land for an indefinite term to two related companies owned and controlled by the Farming Bureau. The rights of HARC and the Operating Subsidiaries to use the land on which the warehouse and other facilities are situated are subject to the rights of those two companies.

         The Farming Bureau has also entered into a rental agreement with HARC with respect to the rental of a portion consisting of 532 square meters of a building located in Haikou City, PRC, in which HARC's offices are located. Such rental agreement is for a period of 10 years at an annual rental of Rmb170,240 (US$20,560) payable in equal semi-annual installments. The rental agreement further provides that HARC shall be responsible for certain costs and expenses in connection with its use of the property. On August 9, 1996, an additional rental agreement was entered into between HARC and the Hainan Farming Bureau Testing Center, an affiliate of the Farming Bureau, on the same building to expand the office space. The term of the lease is for a period of eight years (through September 30, 2004), and it covers an area of approximately 314 square meters at an annual rental rate of Rmb72,000 (US$8,696).


[Item 3]                       LEGAL PROCEEDINGS

         In the opinion of management, there are no material legal proceedings pending or threatened against the Company or any of its subsidiaries as of December 31, 1998.


[Item 4]               SUBMISSION OF MATTERS TO A VOTE
                             OF SECURITY HOLDERS

         On December 15, 1998, pursuant to proper notice, the Company held its annual meeting of shareholders. Several matters were submitted to a vote of the shareholders of the Company, and proxies were properly solicited from the holders of shares of the Company's common stock on November 30, 1998, the record date for the meeting established by the Company's Board of Directors. A quorum of shares entitled to vote was present at the meeting or represented by proxies, and the following matters were approved by the holders of a majority of the outstanding shares of the Company:

         1. the election of Ching Lung Po (5,241,678 votes for, 2,450 votes withheld,19,328 abstentions) and Lin Yu Quan (5,240,678 votes for, 3,450 votes withheld, 19,328 abstentions) to serve as directors in Class II; and,

         2. the ratification of the appointment of Ernst & Young as the Company's independent accountants for the fiscal year ending December 31, 1998 (5,251,141 votes for, 10,110 votes against, 2,205 abstentions).

         The proxy materials sent to the shareholders of the Company, which include the notice to shareholders and the full text of each of the above proposals as proposed and adopted, are incorporated herein by reference.



                                    [PART II]

[Item 5]            MARKET FOR REGISTRANT'S COMMON EQUITY
                       AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is quoted on the electronic inter-dealer quotation system operated by The Nasdaq Stock Market, Inc. ("The Nasdaq Stock Market"), a subsidiary of the National Association of Securities Dealers, Inc. ("NASD"), in the category of Small Cap Issues. The Company's Common Stock has been traded since August 7, 1995, on The Nasdaq Stock Market under the symbol "CHRB." Prior to such date, the Company's Common Stock was traded in the over-the counter market on the OTC Bulletin Board (the "Bulletin Board") operated by the NASD under the symbol "CEVL." Until August 7, 1995, there was only a limited trading market for the Company's Common Stock. The following table sets forth the high and low bid prices for the Company's Common Stock as reported by The Nasdaq Stock Market for each fiscal quarter of 1997 and 1998. The bid prices are inter-dealer prices, without retail markup, markdown or commission, and may not necessarily reflect actual transactions. All of the below quotations were obtained either from the monthly statistical report provided to the Company by The Nasdaq Stock Market or Bloomberg Business News:

                      Period                             High Bid                 Low Bid
                      ------                             --------                 -------
         1998 Fiscal Year, quarter ended:
                  March 31, 1998.....................       $2.56                 $1.94
                  June 30, 1998......................        2.88                  1.50
                  September 30, 1998.................        1.63                  0.94
                  December 31, 1998..................        1.06                  0.50
         1997 Fiscal Year, quarter ended:
                  March 31, 1997.....................       $3.75                 $1.75
                  June 30, 1997......................        4.69                  2.50
                  September 30, 1997.................        4.25                  3.13
                  December 31, 1997..................        3.94                  1.50

         On March 18, 1999, there were 230 holders of record of the Company's Common Stock.

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



[Item 6]                       SELECTED FINANCIAL DATA

         The following table sets forth selected financial data of the Company and its subsidiaries. The selected historical consolidated financial data in the table for the Company's five fiscal years ended December 31, 1994, 1995, 1996, 1997 and 1998, are derived from the consolidated financial statements elsewhere herein. The selected pro forma financial data in the table for the Company's fiscal years ended December 31, 1994, are derived from the unaudited pro forma consolidated financial information included elsewhere herein. The data should be read in conjunction with, and qualified in their entirety by reference to, "Management's Discussion and Analysis of Results of Operations and Financial Condition," the Consolidated Financial Statements of the Company and related Notes thereto, the Combined Financial Statements of the Operating Subsidiaries, the unaudited pro forma consolidated financial information, and other financial information.

                            ---------------------------------------------------------------------------------------
                                                    In Thousands, Except Per Share Amounts
                                                           Year Ended December 31,
                               1994        1994        1995        1996        1997         1998          1998
                              (Rmb)       (Rmb)       (Rmb)       (Rmb)        (Rmb)        (Rmb)       (U.S. $)
                            ---------------------------------------------------------------------------------------
                            (Pro forma) (Historical)(Historical)(Historical)(Historical)  (Historical)  (Historical)
Income Statement Data
Net sales                    1,754,288   1,308,248   1,957,243   1,827,499    1,149,171      527,692        63,731
Cost of sales               (1,686,944) (1,263,309) (1,851,186) (1,677,056)  (1,092,972)    (510,631)      (61,670)
                            ----------  ----------  ----------  ----------  -----------    ---------      --------
Gross Profit                    67,344      44,939     106,057     150,443       56,199       17,061         2,061
Depreciation                    (1,981)     (1,129)     (2,820)     (1,813)      (1,429)      (1,343)         (162)
Provision for
  doubtful accounts                  -           -           -           -            -       (4,740)         (572)
Loss on impairment of
  an investment                      -           -           -           -            -      (49,969)       (6,035)
Selling, general and
  administrative
  expenses                     (39,403)    (24,627)    (54,442)    (50,488)     (32,934)     (35,419)       (4,278)
Financial income/
(expense), net                   9,613       2,568     (33,212)    (19,870)         145        6,590           796
Reorganization
  expenses                           -      (3,029)          -           -            -            -             -
Other income, net                8,216       5,612      28,654       6,054       30,580        4,070           491
                            ----------  ----------  ----------  ----------  -----------    ---------      --------
Income/(loss) before
  income taxes                  43,789      24,334      44,237      84,326       52,561      (63,750)       (7,699)
Income taxes                    (6,564)     (3,663)     (6,909)    (13,991)      (9,798)           -             -
                            ----------  ----------  ----------  ----------  -----------    ---------      --------
Income/(loss)  before
  minority interests            37,225      20,671      37,328      70,335       42,763      (63,750)       (7,699)
Minority interests             (16,341)    (10,389)    (18,153)    (34,513)     (24,563)      11,079         1,338
                            ----------  ----------  ----------  ----------  -----------    ---------      --------
Net income/(loss)               20,884      10,282      19,175      35,822       18,200      (52,671)       (6,361)
                            ==========  ==========  ==========  ==========  ===========    =========      ========
Basic earnings/(loss)
per share*                       17.40        8.57       15.98       10.14         3.05        (8.79)        (1.06)
                            ==========  ==========  ==========  ==========  ===========    =========      ========

Diluted earnings/(loss)
  per share*                     17.40        8.57       15.49       10.02         3.04        (8.79)        (1.06)
                            ==========  ==========  ==========  ==========  ===========    =========      ========
Other financial data
Income/(loss)  before
  income taxes, minority
  interests, depreciation and
  amortization                  45,770      25,463      47,085      86,166       54,018      (62,380)       (7,534)
                            ==========  ==========  ==========  ==========  ===========    =========      ========

Balance sheet data
Current assets                 480,235     480,235     633,958     685,216      281,692      243,188        29,370
Working capital                 65,808      68,709     143,986     301,474      217,927      167,851        20,272
Total assets                   533,305     533,305     668,488     705,113      437,880      370,726        44,773
Current liabilities            414,427     411,526     489,972     383,742       63,765       75,337         9,098
Long-term liabilities           54,075      54,075           -           -            -            -             -
Minority interests              51,609      55,914      74,067     108,580      133,143      107,945        13,037
Total liabilities and
minority   interests           520,111     521,515     564,039     492,322      196,908      183,282        22,135
Shareholders' equity            13,194      11,790     104,449     212,791      240,972      187,444        22,638

o The earnings per share information for the periods presented represents earnings/(loss) per share of the Company as if the reverse stock splits in 1994 and 1996 had been completed at the beginning of the respective periods.

o The computation of diluted earnings/(loss) per share did not assume the conversion of the stock option in 1998 and 1997 and the warrants in 1998 because their inclusion would have been antidulutive.


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

OVERVIEW

The Company

         The Company is a Nevada holding company which controls a 61% interest in HARC (56% interest of HARC is owned by Billion Luck, a wholly-owned British Virgin Islands subsidiary of the Company, and a 5% interest of HARC was acquired by the Company directly on April 30, 1998 pursuant to an Agreement for the Sale and Purchase of Share in HARC between Guilinyang Farm and the Company), a limited liability joint stock company organized in the PRC which markets and distributes natural rubber and rubber products produced by the Hainan State Farms and non-state farms in the PRC, sources building and production materials, chemicals, farm equipment and machinery, automobiles and other commodities for use primarily by the Hainan State Farms and other unaffiliated customers, and trades in natural rubber commodity futures contracts. Pursuant to an Agreement for the Sale and Purchase of Share in HARC dated April 30, 1998, between Guilinyang Farm and the Company, the Company purchased 5,000,000 shares, representing 5%, of the total issued and outstanding share capital of HARC from Guilinyang Farm for consideration of Rmb7 million (US$0.85 million). After the said purchase, the Company's effective interest in HARC became 61%.

         The Statements under "Results of Operations" and "Liquidity and Capital Resources" relate to the operations and financial condition of the Company and its subsidiaries.

         The Operating Subsidiaries were originally established as state-owned enterprises in the PRC by the Farming Bureau, a division of the Ministry of Agriculture of the PRC. HARC was established on June 28, 1994, to act as the holding company of the Operating Subsidiaries. The Operating Subsidiaries principally engage in the marketing and distribution of raw natural rubber produced by the Hainan State Farms and non-state farms, and in the trading of natural rubber commodity futures contracts to hedge the price risk associated with existing rubber inventory and certain firm commitments for the purchase of natural rubber. As opportunities arise, the Operating Subsidiaries also enter into natural rubber commodity futures contracts that are not specific hedges, in anticipation of a rise or fall in the price of natural rubber, based on their knowledge of the supply and demand situation with respect to natural rubber in the PRC. However, HARC and the Operating Subsidiaries have temporarily ceased the trading of natural rubber commodity futures contracts since the third quarter of 1998 in view of the high volatility of the futures market and the risk of potential default by futures counter-parties due to the sharp decrease in market price in 1998. They also procure certain production materials and supplies which include fertilizers, fuels, chemicals, farm equipment and machinery, and automobiles for the Farming Bureau, the Hainan State Farms and other unaffiliated customers. In 1996, HARC and the Operating Subsidiaries also diversified into trading of other agricultural products like coffee beans.

         HARC and the Operating Subsidiaries determine the selling price of natural rubber according to market conditions. However, the Operating Subsidiaries are guaranteed a minimum gross profit margin of 3.5% on natural rubber purchased from the Hainan State Farms by the Farming Bureau. Generally, materials and supplies are sold at a higher profit margin than that of natural rubber. The primary cost of operating the business is the materials cost of natural rubber and other materials and supplies, as well as selling and administrative expenses.

         Pursuant to the Restructuring Agreements, HARC and the Operating Subsidiaries agreed to assign to the Farming Bureau the amounts due from the farms and the affiliates of the Farming Bureau as of September 30, 1996, and the Farming Bureau agreed to assume the obligations under certain short term bank loans, as part of the corporate restructuring plan. The assignment of the amounts due from farms and affiliates of the Farming Bureau was effective on October 1, 1996, and the assignments of short term bank loans were effective upon approval of such banks on March 28, 1997 and March 31, 1997. As of September 30, 1996, the aggregate amount due from the farms and affiliates of the Farming Bureau amounted to approximately Rmb274 million (US$33 million), and the short term bank loans amounted to approximately Rmb293 million (US$35 million). According to the Restructuring Agreements, the Farming Bureau was responsible for the payment of interest incurred on the bank loans after September 30, 1996.

Results of Operations

         The following table shows the selected consolidated income statement data of the Company and its subsidiaries for the three fiscal years ended December 31, 1996, 1997 and 1998. The data should be read in conjunction with, and qualified in their entirety by reference to, the Consolidated Financial Statements of the Company and related Notes thereto and other financial information included elsewhere therein:

---------------------------------------------------------------------------------------------------------
                                                                       Year Ended December 31,
(In thousands)                                     1996           1997           1998          1998
                                                   (Rmb)          (Rmb)         (Rmb)         (U.S.$)
---------------------------------------------------------------------------------------------------------
                                                 (Historical)   (Historical)  (Historical)   (Historical)
Net sales:
  Distribution of natural rubber                   1,519,060      1,104,145       470,073         56,772
  Procurement of materials and supplies
   and distribution of other agricultural
   products                                          308,439         45,026        57,619          6,959
                                               -------------  -------------  ------------  -------------

                                                   1,827,499      1,149,171       527,692         63,731

Gross profit                                         150,443         56,199        17,061          2,061
Gross profit margin                                     8.2%           4.9%          3.2%           3.2%

Income/(loss) before income taxes                     84,326         52,561      (63,750)        (7,699)
Income taxes                                        (13,991)        (9,798)             -              -
                                               -------------  -------------  ------------  -------------

Net income/(loss) before minority interests           70,335         42,763      (63,750)        (7,699)

Minority interests                                  (34,513)       (24,563)        11,079          1,338
                                               -------------  -------------  ------------  -------------

Net income/(loss)                                     35,822         18,200     (52,671)         (6,361)
                                               =============  =============  ============  =============

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Sales and Gross Profit

         Total net sales for the year ended December 31, 1998, decreased by Rmb621 million (US$75.0 million) or 54% to Rmb528 million (US$63.8 million), compared to Rmb1,149 million (US$138.8 million) for the corresponding period in 1997. Net sales of natural rubber declined by Rmb634 million (US$76.6 million) or 57.4% to Rmb470 million (US$56.7 million), compared to Rmb1,104 million (US$133.3 million) for the corresponding period in 1997. Net sales revenue for the procurement of materials and supplies increased by Rmb13 million (US$1.6 million) or 28.0% to Rmb58 million (US$7.0 million), compared to Rmb45 million (US$5.4 million) for the corresponding period in 1997.

         The decline in natural rubber sales was due to the decrease in average natural rubber price from approximately Rmb9,300 (US$1,123) per ton in 1997 to approximately Rmb7,000 (US$845) per ton in 1998, and the decrease in sales quantity in 1998 as compared with the corresponding period in 1997. The decreases in rubber price and unit sales were due to the keen competition from overseas suppliers, the currency deflation of most rubber producing countries such as Thailand, Indonesia and Malaysia, and an overall decrease in domestic demand. The gradual decrease in PRC import tariff has made imported rubber more attractive to domestic customers due to a decrease in price difference between domestic and imported rubber. In addition, in order to foster the growth of certain state-owned enterprises involved in the manufacturing of rubber related products, the PRC government has granted various tariff exemptions to them. Together with the favourable credit terms provided by overseas suppliers, many customers have switched to imported rubber, which caused a significant decrease in domestic demand of natural rubber.

         The increase of net sales from procurement of materials and supplies was mainly due to the sales of barley of Rmb29 million (US$3.5 million) during 1998. This was a one-off transaction, as this product was not profitable and the management decided to suspend the trading of this product. However, this increase was partly offset by the reduction of sales of production materials due to intense competition from other suppliers located in the proximity to various rubber farms and the sluggish consumption market.

         Gross profits decreased by Rmb39 million (US$4.7 million) or 69.6% to Rmb17 million (US$2.1 million) in 1998 from Rmb56 million (US$6.8 million) in 1997. The overall gross profit margin also decreased from 4.9% in 1997 to 3.2% in 1998. The decrease was mainly due to a lower gross profit margin achieved by HARC, which was not subject to the 3.5% profit guarantee by the Farming Bureau, and the gross loss of Rmb2 million (US$242,000) arising from the sale of barley.

Loss on Impairment of an Investment

         For the year ended December 31. 1998, the Company wrote-down, in aggregate, of Rmb50 million (US$6.0 million) against a long-term investment and an investment purchase deposit in a PRC listed company, due to an adverse change in the business environment in the PRC.

Selling and Administrative Expenses

         Selling and administrative expenses increased by Rmb2.5 million (US$302,000) or 8% to Rmb35.4 million (US$4.3 million) in 1998 from Rmb32.9 million (US$4.0 million) in 1997. This was primarily due to the expansion of the Company's sales network during 1998 and the write-off of margin deposits paid to two futures brokers after the closure of China Commodity Futures Exchange in Hainan during the third quarter of 1998.

Financial Income/(Expenses), Net

         The increase in net financial income from Rmb145,000 (US$18,000) in 1997 to Rmb6.5 million (US$785,000) in 1998 was mainly due to the increase in cash and cash equivalents after the withdrawal of futures margin deposits, and there was an interest expense of Rmb2 million (US$242,000) in 1997 on a temporary advance for the acquisition of a long term investment.

Other Income, Net

         Other income decreased by Rmb26.5 million (US$3.2 million) or 87% to Rmb4.1 million (US$495,000) in 1998 from Rmb30.6 million (US$3.7 million) in 1997. This significant decrease was primarily due to the decrease in gains on trading of rubber futures contracts for non-hedging purposes. The Company has ceased the trading of rubber futures contracts since the third quarter of 1998 as a result of the increased volatility of the futures market and the reduction of natural rubber demand in the open market.


Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Sales and Gross Profit

         Total net sales for the year ended December 31, 1997, decreased by Rmb678 million (US$81.9 million) or 37% to Rmb1,149 million (US$138.8 million), compared to Rmb1,827 million (US$220.7 million) for the corresponding period in 1996. Net sales of natural rubber declined by Rmb415 million (US$50.1 million) or 27.3% to Rmb1,104 million (US$133.3 million), compared to Rmb1,519 million (US$183.5 million) for the corresponding period in 1996. Net sales revenue for the procurement of materials and supplies decreased significantly by Rmb263 million (US$31.8 million) or 85.4% to Rmb45 million (US$5.4 million), compared to Rmb308 million (US$37.2 million) for the corresponding period in 1996.

         The decline in natural rubber sales was mainly due to the decrease in average natural rubber price from approximately Rmb12,700 (US$1,534) per ton in 1996 to approximately Rmb9,600 (US$1,159) per ton in 1997, while the sales quantity remained relatively stable in 1997 as compared with the corresponding period in 1996. The decline in rubber price was primarily the result of the keen competition from overseas suppliers. As previously discussed, the outbreak of currency crisis in the Southeast Asia since the second half year of 1997 caused a significant currency deflation of most Asian currencies against U.S. Dollars, including the largest natural rubber producing countries like Thailand, Indonesia and Malaysia, while the exchange rate of Renminbi against U.S. Dollars remained relatively stable in 1997. This currency deflation caused a significant decline in the international rubber price by approximately 40% during 1997. The weak domestic consumption market together with the influx of imported rubber caused the overall domestic supply of natural rubber to exceed demand.

         Net sales from procurement of materials and supplies dropped significantly because of the weak consumption market in 1997. Following the completion of private offshore placements during 1996, the Company had expanded into trading of other agricultural products, such as coffee beans which were in high demand in China as a result of the active trading of coffee commodity futures in China in 1996. The net sales of such activity amounted to Rmb241 million (US$29.1 million) in 1996 with a gross profit margin of approximately 33%. In 1997, the Company has decided to reduce the scope in trading of other agricultural products in view of the weak consumption market and high volatility of the prices of such products. The Company also has determined to reduce the scope of trading of certain production materials and supplies, such as construction materials, machinery and automobiles, because of unsatisfactory historical profit margin contribution.

         Gross profits decreased by Rmb94 million (US$11.4 million) or 62.6% to Rmb56 million (US$6.8 million) in 1997 from Rmb150 million (US$18.1 million) in 1996. The overall gross profit margin also decreased from 8.2% in 1996 to 4.9% in 1997. The decrease was primarily attributable to the reduction in scope of trading of other agricultural products which had high gross margin contribution in 1996. The gross profit margin on natural rubber distribution was 4.6% in 1997 compared to 4.1% in 1996. The increase was due to compensation received from customers who defaulted in fulfilling their purchase agreements.

Selling and Administrative Expenses

         Selling and administrative expenses decreased by Rmb18 million (US$2.2 million) or 35% to Rmb32.9 million (US$4.0 million) in 1997 from Rmb50.5 million (US$6.1 million) in 1996. This was primarily due to the successful implementation of the corporate restructuring and cost control measures in order to reduce administrative overhead, staff costs and related expenses pursuant to the Restructuring Agreements effective on October 1, 1996.

Financial Income/(Expenses), Net

         The net financial expenses changed from a net expense of Rmb20 million (US$2.4 million) in 1996 to a net income of Rmb145,000 (US$18,000) in 1997. This significant reduction of financial expenses was primarily attributable to the assignment of bank loans to Farming Bureau which were effective upon the approval of such banks in March 1997, pursuant to the Restructuring Agreements effective on October 1, 1996. According to the Restructuring Agreements, the Farming Bureau was responsible for the payment of interest incurred on the bank loans after September 30, 1996.

Other Income, Net

         Other income increased by Rmb24.5 million (US$3.0 million) or 405% to Rmb30.6 million (US$3.7 million) in 1997 from Rmb6.1 million (US$737,000) in 1996. This significant increase was primarily due to the increase in profit from the trading of commodity futures contracts for non-hedging purposes. A profit on the trading of commodity futures of Rmb28.4 million (US$3.4 million) was recorded for the year 1997, compared to a profit of only Rmb1.4 million (US$169,000) for the year 1996.


LIQUIDITY AND CAPITAL RESOURCES

         The Operating Subsidiaries' primary liquidity needs are to fund accounts receivable, inventories and, to a lesser extent, to expand business operations. The Operating Subsidiaries have financed their working capital requirements through the internally generated cashflows.

         Net cash provided by/(used in) operating activities was Rmb130 million, (Rmb3 million) and Rmb35 million in fiscal 1996, 1997 and 1998, respectively. Net cash flows from the Operating Subsidiaries' operating activities are attributable to the Operating Subsidiaries' income and changes in operating assets and liabilities.

         The Operating Subsidiaries do not have outstanding bank loans as at December 31, 1998. The outstanding short term bank loans as at December 31, 1996 were assumed by the Farming Bureau upon the approval of such banks on March 28, 1997 and March 31, 1997. According to the Restructuring Agreements, the Farming Bureau was responsible for the payment of interest incurred on the bank loans after September 30, 1996.

         The Farming Bureau has guaranteed the recoverability of current accounts receivable from the Hainan State Farms and other related companies controlled and owned by the Farming Bureau.

         The Company believes that the internally generated funds will be sufficient to satisfy its anticipated working capital needs for at least the next 12 months.


Inflation

         As a measure to control inflation, the PRC government has reinstated controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. This austerity plan, first announced in June 1993, seems to have been relaxing during the first half of 1996. There is no assurance that the austerity program will be completed in the proximate future, nor any assurance that if it were terminated it might not be later reinstated. While inflation has moderated since 1994, with the national retail inflation rate falling to 14.8% 6.1% and 0.8% per annum in 1995 1996 and 1997, respectively, there can be no assurance that inflation will not increase in the future or that further measures to combat inflation and speculative activities will not be implemented in a manner that may adversely affect the profitability of the Operating Subsidiaries and HARC over time.

Impact of Recently Issued Accounting Standards and Other Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. SFAS permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt SFAS 133 effective January 1, 2000. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS 133 will be on the earnings and financial position of the Company.

         In March 1998, the American Institute of Certified Public Accountants issue Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which is effective for fiscal years beginning after December 15, 1998. The Company plans to adopt SOP 98-1 on January 1, 1999. SOP 98-1 will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtained software for internal use. The Company currently expenses such costs as incurred. The Company does not anticipate that the adoption of SOP 98-1 will have a significant effect on its results of operations or financial position.


Market Risk and Risk Management Policies

         All of the sales and purchases of HARC and the Operating Subsidiaries are made domestically and are denominated in Renminbi. Accordingly, HARC and the Operating Subsidiaries do not have material market risk with respect to currency fluctuation. As the reporting currency of the Company's consolidated financial statements is also Renminbi, there is no significant translation difference arising on consolidation.

         The Company's interest income is most sensitive to changes in the general level of Renminbi interest rates. In this regard, changes in Renminbi interest rates affect the interest earned on the Company's cash equivalents. As at December 31, 1998, the Company's cash equivalents are mainly Renminbi deposits with financial institutions, bearing market interest rates without fixed term.

         Since 1996, the Company's board of directors has adopted a risk management resolution authorizing the management to enter natural rubber commodities futures contracts for hedging the price risk associated with certain firm commitments for the purchase of natural rubber. The Company also trades natural rubber commodity futures contracts which are not specific hedges. As at December 31, 1998, the Company had neither a position in natural rubber commodity futures contracts, nor firm commitments for the purchase of natural rubber.


Year 2000 Issue

         The Year 2000 issue is the result of information technology systems and embedded systems (products which are made with microprocessor (computer) chips such as HVAC systems, physical security systems and elevators) using a two-digit format, as opposed to four digits, to indicate the year. Such information technology and embedded systems may be unable to properly recognize and process date-sensitive information beginning January 1, 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company's State of Readiness
--------------------------------

         The Company and its subsidiaries use a limited amount of computer software primarily in connection with their accounting and financial reporting systems. Such programs are in the process of being upgraded so that they are year 2000 compatible.

         In addition to software issues, certain of the computer hardware of the Company and its subsidiaries may need to be replaced with more current technology. The Company is currently in the process of determining the extent to which its and its subsidiaries' hardware and other embedded chip equipment and facilities is not year 2000 compatible, however, neither the Company nor its subsidiaries maintains a significant amount of computer hardware or other equipment or facilities which utilize embedded chip technology.

The Costs to Address the Company's Year 2000 Issues
---------------------------------------------------

         The Company has identified that its and its subsidiaries' accounting and related software will require upgrading in order to become year 2000 compatible and is currently in the process of initiating those upgrades. Management does not believe that the costs of upgrading such software will be material.

         The Company is in the process of identifying which of its and its subsidiaries' hardware and other equipment and facilities utilizes embedded chip technology which is not year 2000 compatible. Neither the Company nor its subsidiaries maintains a significant amount of computer hardware or other embedded systems, and management believes that the costs of identifying and correcting potential year 2000 hardware and embedded system problems will not be material, even if such hardware and embedded systems require replacement.

         Based on the limited use of computer software, hardware and embedded systems by the Company and its subsidiaries, the progress the Company and its subsidiaries have made in identifying and addressing their year 2000 issues, and the Company's plan and timeline to complete the compliance program, management does not foresee significant risks associated with Year 2000 compliance by the Company and its subsidiaries at this time. The Company believes that the costs directly associated with the year 2000 issue will be less than US$20,000 and that all required upgrades and replacements will be completed prior to the end of the third quarter of 1999.

Customer, Supplier and Other Third Party Year 2000 Issues
---------------------------------------------------------

         The Company has material third party relationships with it suppliers, customers, financial institutions and other third parties with which it conducts business. If any of these third parties suffer year 2000 deficiencies or failures, such occurrences could have a material, adverse effect on the Company and the operation of its business. Accordingly, management has requested and is evaluating documentation from the Company's significant suppliers and customers, financial institutions and other third parties relating to their Year 2000 compliance plans. At this time, management has not yet received sufficient certifications to be assured that such suppliers, customers, financial institutions, and other third parties have fully considered and mitigated any potential material impact of the year 2000 deficiencies. Therefore, management does not, at this time, know of the potential costs to the Company or its subsidiaries of any adverse impact or effect of any year 2000 deficiencies by these third parties.

The Risks of the Company's Year 2000 Issues and Contingency Plans
-----------------------------------------------------------------

         Although Company believes that its internal exposure to the year 2000 issue is limited and that its remediation efforts will be successful in addressing its year 2000 issues, there can be no assurance that such remediation efforts will be successful or that its upgraded software or any newly installed systems will be fully year 2000 compatible. At this time, the Company is unable to accurately predict the consequences of failed remediation efforts or a failure of the Company's upgraded software or new systems to effectively address the year 2000 issue, although management does not believe that any such failures will result in a material, adverse effect on the Company or its subsidiaries, or the operation of their business.

         Any failure of the software or systems of the suppliers, customers, financial institutions or other third parties with which the Company or its subsidiaries conducts business to address their year 2000 issues could impair the Company's ability to perform normal operational functions. Because the Company is still evaluating the status of the systems of the third parties with which the Company and its subsidiaries conducts business, management has not yet developed a comprehensive contingency plan and is unable to identify "the most reasonably likely worst case scenario" at this time. As management identifies significant risks related to these issues, management will develop appropriate contingency plans.

Quarterly Results of Operations

         The following is a summary of the quarterly results of operations for the years ended December 31, 1998 and 1997.

---------------------------------------------------------------------------------------------------------

(In thousands, except share and per share        March 31        June 30     September 30   December 31
data)                                              (Rmb)          (Rmb)         (Rmb)          (Rmb)
---------------------------------------------------------------------------------------------------------
1998:
  Net sales                                           93,227        120,140       155,122        159,203
  Cost of sales                                       90,324        113,680       148,944        157,683
  Net income/(loss)                                  (5,475)          1,841         (462)       (48,575)
  Earnings/(loss) per common share:
    Basic                                             (0.91)           0.31        (0.08)         (8.11)
    Diluted                                           (0.91)           0.31        (0.08)         (8.11)

1997:
  Net sales                                          109,398        365,069       419,295        255,409
  Cost of sales                                      101,118        348,557       410,396        232,901
  Net income                                           3,381          6,735         8,778          (694)
  Earning/(loss)  per common share:
    Basic                                               0.59           1.12          1.46         (0.12)
    Diluted                                             0.59           1.12          1.46         (0.13)

         The computation of diluted earnings/(loss) per share did not assume the conversion of the stock options in 1998 and 1997 and the warrants in 1998 because their inclusion would have been antidilutive.


[Item 8]                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's Consolidated Financial Statements for the three fiscal years ended December 31, 1998, 1997 and 1996 are included herewith as Appendix A and incorporated herein by reference.


[Item 9]            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                        ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.



                                   [PART III]


[Item 10]           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the current directors and executive officers of the Company as of March 31, 1999, and the ages of and positions with the Company held by each of such persons:

                                       Age                         Position
                                       ---                         --------

Ching Lung Po                          52              Chairman of the Board of Directors, Chief Executive Officer

Lin Yu Quan                            51              Vice Chairman of the Board of Directors

Li Shunxing                            48              Director and President

Tam Cheuk Ho                           36              Director and Chief Financial Officer

Wong Wah On                            35              Director, Secretary and Financial Controller

Wan Ying Lin                           50              Director

Ng Kin Sing                            37              Director

         Mr. Ching Lung Po has been a director of the Company since February 4, 1998, and was appointed Chairman of the Board of Directors on January 25, 1999 and Chief Executive Officer of the Company on February 1, 1999. Mr. Ching also has been the Chairman of the Board of Directors and President of OVM International Holding Corp. (OTC Bulletin Board: OVMI), which is included on the OTC Bulletin Board operated by the Nasdaq, since September 1996, and the Chariman of Harbin Asibao Chemical Fiber Company Limited since October 1995. Mr. Ching has been involved for more than 20 years in the management of production and technology for industrial enterprises in PRC. He worked in Heilongjiang Suihua Electronic Factory as an engineer from 1969 to 1976 and was the Head of the Heilongjiang Suihua Industrial Science & Technology Research Institute from 1975 to 1976. Mr. Ching joined the Heilongjiang Qingan Factory in 1976 and has been the General Manager since 1976. In 1988, Mr. Ching started his own business and established the Shenzhen Hongda Science & Technology Company Limited in Shenzhen, which manufactures electronic products. Mr. Ching is graduated from the Harbin Military and Engineering Institute and holds the title of Senior Engineer.

         Mr. Lin Yu Quan has been a Director and Vice Chairman of the Company since July 20, 1998. He is also the Chairman of HARC. Mr. Lin is a graduate of the School of Central Communist Party with a major in economic development. From July, 1984 to July, 1989, he was the Deputy Mayor of Dan County of the Hainan Province. From August, 1989 to July, 1996, Mr. Lin was the Mayor and Secretary of the Communist Party of Wanning County. From July, 1996 to December, 1997, he served as the Mayor of the Wanning City. In January, 1998, Mr. Lin was appointed the Director of the Hainan Farming Bureau.

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

         Mr. Wan Ying Lin has been a director of the Company since February 4, 1998. Mr. Wan also has been the Director and Deputy General Manager of OVM International Holding Corp. (OTC Bulletin Board: OVMI), which is included on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc., since September 1996. Mr. Wan was graduated from the Guangxi Liuzhou Institute of Medical Specialty specializing in administration and management. From January 1986 through December 1987, he was the manager of Lam Ko Mould Company in charge of the China marketing and development division in Hong Kong. Then in January 1988 through February 1993, he worked as the marketing manager of Wai Tong Trading Company in Hong Kong. In 1993, he joined the Hong Kong Prestressing Concrete Engineering Company Limited, where he serves as manager.

         Mr. Ng Kin Sing has been a director of the Company since February 1, 1999 and also serves as a member of the Board's Audit Committee. Mr. Ng is the managing director of Action Plan Limited, a securities investment company. From November 1995 until March 1998, Mr. Ng was sales and dealing director for NatWest Markets (Asia) Limited; and from May 1985 until October 1996, he was the dealing director of BZW Asia Limited, an international securities brokerage house. Mr. Ng holds a bachelor's degree in Business Administration from the Chinese University of Hong Kong.

         At the annual meeting of shareholders on December 15, 1998, Messrs. Ching Lung Po and Lin Yu Quan were elected to serve as Class II Directors until the annual meeting to be held in 2001 and until their successors have been duly elected and qualified. Information regarding the resignations of former director and Vice Chairman Zhang Yibing, and the appointments of Ng Kin Sing to fill the vacant director position, is disclosed in the Company's Current Report on Form 8-K, dated January 29, 1999. Messrs. Tam Cheuk Ho and Wong Wah On serve in Class I until the annual meeting to be held in 2000 and until their successors have been duly elected and qualified; and Messrs. Li Shunxing, Wan Ying Lin and Ng Kin Sing serve in Class III until the annual meeting to be held in 1999 and until their successors have been duly elected and qualified.

         The officers of the Company are elected annually at the first Board of Directors meeting following the annual meeting of shareholders, and hold office until their respective successors are duly elected and qualified, unless sooner displaced.

IDENTIFICATION OF SIGNIFICANT EMPLOYEES

         The following table sets forth certain significant employees of the Company as of December 31, 1998 and the ages of and positions with the Company held by each of such persons:

         Name                         Age                 Position
         ----                         ---                 --------

         Li Fei Lie                    32              Vice President

         Mr. Li Fei Lie is the Vice President of the Company. He is also vice president and a director of HARC, where he is responsible for accounting and financial control. On July 17, 1998, he became the President of HARC and be responsible to oversee the management and operation of HARC. In 1987, he obtained a Bachelor's degree in Economics from the Beijing University. In 1990, he obtained a Master's degree in Economics from the same university. From 1990 through April 1991, he was the Vice Chairman of the Beijing Agency of Guangxi Wuzhou Boiler Factory. From April, 1991 through October, 1992, he was the General Manager of the Development Department of Shenzhen Hong Wah Industrial and Commerce Company Ltd., a Sino-foreign limited liability joint stock company. In October, 1992, Mr. Li became Assistant to the General Manager of Hong Wah (Holdings) Limited and was responsible for the preparatory work relative to the incorporation of HARC.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based upon the Company's review of Forms 5 furnished to the Company with respect to its fiscal year ended December 31, 1998, each of the following directors reported their status on Form 5, which was previously reportable on Form 3: Messrs. Ching Lung Po, Lin Yu Quan and Wan Ying Lin became directors of the Company on February 4, July 20 and February 4, 1998, respectively. None of such directors reported holdings of the Company's Common Stock in 1998.

[Item 11]                          EXECUTIVE COMPENSATION

                                 SUMMARY COMPENSATION TABLE

                                                                                -----------------
                                                   Annual Compensation              Long Term
                                                                                  Compensation
                                          -------------------------------------------------------
                                                                     Other         Securities
                                                                    Annual         Underlying         All Other
                                           Salary     Bonus      Compensation        Options        Compensation
Name and Principal Position       Year      (US$)     (US$)          (US$)             (1)              (US$)
-------------------------------------------------------------------------------------------------------------------
Li Shunxing, President            1998      -0-        -0-           -0-              -0-               -0-

                                  1997      -0-        -0-           -0-              -0-               -0-

                                  1996      -0-        -0-           -0-              -0-               -0-


Li Fei Lie, Vice President,       1998     30,968      -0-         38,709            10,000             -0-
President of HARC

                                  1997     30,968     2,581        38,709            10,000             -0-

                                  1996     30,968     2,581        38,709            10,000             -0-
===================================================================================================================

(1) As of December 31, 1998, none of the stock options held by Mr. Li were exercisable. None of such options was "in-the-money" at such date, as the fair market value (as defined in the Company stock option plan and adjusted as a result of the one-for-ten reverse stock split) of the common stock on December 31, 1998, was US$0.66 per share.

         The Company paid its President, Li Shunxing, no annual salary or bonus in 1996, 1997 and 1998. During the fiscal years ended December 31, 1996, 1997 and 1998, no director or executive officer of the Company or any of its subsidiaries was paid a total annual salary and bonus in excess of US$100,000.

         Li Fie Lie, Vice President of the Company and President and a director of HARC, was paid annual compensation of HK$560,000 (US$72,258) for each of the two years ended December 31, 1996 and 1997, HK$540,000 (US$69,677) for the year ended December 31, 1998. As of August 1, 1995, Billion Luck entered into an Employment Agreement with Li Fei Lie. In accordance with the terms of the Employment Agreement, Mr. Li was employed by Billion Luck to perform such duties with respect to Billion Luck as Billion Luck's Board of Directors shall from time to time determine. Mr. Li received a base salary of HK$240,000 (US$30,968) plus allowances of HK$300,000 (US$38,710) annually, which base salary was adjusted on each anniversary of the Employment Agreement to reflect a change in the applicable consumer price index or such greater amount as Billion Luck's Board of Directors determined. The Employment Agreement had a term of three (3) years and was terminated on July 31, 1998. As of August 1, 1998, the Company entered into an Employment Agreement with Mr. Li. In accordance with the terms of the Employment Agreement, Mr. Li has been employed by the Company to perform such duties as the Board of Directors shall from time to time determine. Mr. Li shall receive a base salary of HK$540,000 (US$69,677) annually, which base salary shall be adjusted on each anniversary of the Employment Agreement to reflect a change in the applicable consumer price index or such greater amount as the Company's Board of Directors may determine. The Employment Agreement has a term of two years and shall be automatically renewed unless earlier terminated as provided therein. See "Certain Relationships and Related Transactions."

         On May 1, 1997, the Company entered into a consulting agreement with Brender Services Limited, a British Virgin Islands company beneficially owned by Mr. Wong Wah On, the Director, Secretary and Financial Controller of the Company, pursuant to which Brender Services Limited agreed to provide consulting services to the Company for a period of three years commencing on May 1, 1997. In consideration of the services to be rendered by Brender Services Limited, the Company agreed to pay a consultancy fee of HK$270,000 (US$34,839) per month. The Company also agreed to reimburse Brender Services Limited for all out-of-pocket costs incurred in connection with rendering services under the agreement. During the year ended December 31, 1998, a consulting fee of HK$3,240,000 (US$418,065), was paid to Brender Services Limited. See "Certain Relationships and Related Transactions." The Consulting Agreement was terminated effective February 1, 1999.

         On February 1, 1999, the Company entered into an Employment Agreement with Tam Cheuk Ho. In accordance with the terms of the Employment Agreement, Mr. Tam has been employed by the Company as the Chief Financial Officer and to perform such duties as the Board of Directors shall from time to time determine. Mr. Tam shall receive a base salary of HK$1,800,000 (US$232,258), which base salary shall be adjusted on each anniversary of the Employment Agreement to reflect a change in the applicable consumer price index or such greater amount as the Company's Board of Directors may determine. The Employment Agreement has a term of two years and shall be automatically renewed unless earlier terminated as provided therein. See "Certain Relationships and Related Transactions."

         On February 1, 1999, the Company entered into an Employment Agreement with Wong Wah On. In accordance with the terms of the Employment Agreement, Mr. Wong has been employed by the Company as the Financial Controller and Corporate

Secretary and to perform such duties as the Board of Directors shall from time to time determine. Mr. Wong shall receive a base salary of HK$1,200,000 (US$154,839), which base salary shall be adjusted on each anniversary of the Employment Agreement to reflect a change in the applicable consumer price index or such greater amount as the Company's Board of Directors may determine. The Employment Agreement has a term of two years and shall be automatically renewed unless earlier terminated as provided therein. See "Certain Relationships and Related Transactions."

         On February 1, 1999, the Company entered into a Service Agreement with Ching Lung Po. In accordance with the terms of the Service Agreement, Mr. Ching has been employed by the Company as an Chief Executive Officer and to perform such duties as the Board of Directors shall from time to time determine. Mr. Ching shall receive a base salary of HK$2,160,000 (US$278,710), which base salary shall be adjusted on each anniversary of the Employment Agreement to reflect a change in the applicable consumer price index or such greater amount as the Company's Board of Directors may determine. The Employment Agreement has a term of two years and shall be automatically renewed unless earlier terminated as provided therein. See "Certain Relationships and Related Transactions."

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

         During the fiscal year ended December 31, 1998, no holder of stock options exercised such options, and all stock options granted remained outstanding. Also during such fiscal year, no long-term incentive plans or pension plans were in effect with respect to any of the Company's officers, directors or employees.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company's Board of Directors did not have a compensation committee or a committee performing similar functions during the year ended December 31, 1998, and no other relationship existed during such year for which disclosure is required pursuant to Item 401(j) of Regulation S-K.


[Item 12]             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                      AND MANAGEMENT

BENEFICIAL OWNERS OF MORE THAN 5%
OF THE COMPANY'S COMMON STOCK

         The following table sets forth, to the knowledge of management, each person or entity who is the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock or Series B Preferred Stock outstanding as of March 31, 1999 the number of shares owned by each such person and the percentage of the outstanding shares represented thereby.

                                                Amount and
         Name and Address                        Nature of                         Percent of
        of Beneficial Owner                Beneficial Ownership (1)                   Class
        -------------------                ------------------------                   -----
Winsland Capital Limited                    334,800 Common Stock                       5.65%
TrustNet Chambers                   3,200,000 Series B Preferred                        100%
P.O. Box 3444, Road Town
Tortola, British Virgin Islands

Worlder International Company               486,000 Common Stock                       8.20%
Limited (2)
21/F., Great Eagle Centre
No. 23 Harbour Road
Hong Kong

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


SHARE OWNERSHIP OF OFFICERS AND DIRECTORS

         The following table sets forth certain information with respect to the beneficial ownership of Common Stock as of March 31, 1999, by (i) each director of the Company, (ii) each executive officer of the Company named in the summary compensation table, and (iii) all directors and executive officers of the Company as a group. All information with respect to beneficial ownership has been furnished by the respective director or executive officer (in the case of shares beneficially owned by each of them). Unless otherwise indicated in a footnote, each stockholder possesses sole voting and investment power with respect to the shares indicated as beneficially owned.

                                                    Amount and
              Name of                                Nature of                               Percent of
         Beneficial Owner                    Beneficial Ownership (1)                           Class
         ----------------                    ------------------------                           -----
         Li Shunxing                                    -0-                                       N/A

         Han Jian Zhun                                  -0- (2)                                   N/A

         Tam Cheuk Ho                                   -0- (3)                                   N/A

         Li Fei Lie                                     -0- (4)                                   N/A

         Wong Wah On                          43,200 Common Stock (5)                             0.73%

         Ching Lung Po                       334,800 Common Stock (6)                             5.65%

         All executive officers              378,000 Common Stock                                 6.38%
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

(6) Winsland Capital Limited owns 334,800 shares of Common Stock. Winsland Capital Limited is beneficially owned by Ching Lung Po, the Chairman of the Board of Directors of the Company.

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

                  Yiu Yat Hung (former director)                  6,000 shares
                  Tam Cheuk Ho                                    6,000 shares
                  Han Jian Zhun (former director)                 6,000 shares
                  Wong Wah On                                     6,000 shares
                  Li Fei Lie                                    100,000 shares

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

                  Yiu Yat Hung (former director)                    600 shares
                  Tam Cheuk Ho                                      600 shares
                  Han Jian Zhun (former director)                   600 shares
                  Wong Wah On                                       600 shares
                  Li Fei Lie                                     10,000 shares
                  Brender Services Limited                       10,000 shares
                  Cheung Yu Shum                                 50,000 shares
                  Tse Chi Kai                                    30,000 shares
                  Ma Sin Ling                                    50,000 shares
                  Cheung Siu Yin                                  1,000 shares
                  Woo Pui Yan                                     1,000 shares
                  Kwok Kwan Hung                                 38,600 shares
                  Fu Yang Guang                                  20,000 shares
                  Lin Jia Ping                                   27,000 shares

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

         As of April 30, 1995, the Company entered into a consulting agreement with Brender Services Limited pursuant to which Brender Services Limited agreed to provide accounting and consulting services to the Company for a period of five years commencing on May 1, 1995. In consideration of the services rendered by Brender Services Limited, the Company agreed to pay a consultancy fee of HK$170,000 (US$21,935) per month during the first two years of the term of the consulting agreement and a fee to be agreed upon by the parties, but not less than HK$170,000 (US$21,935) per month, for the remaining three years of the term. The Company also agreed to reimburse Brender Services Limited for all out-of-pocket costs incurred in connection with rendering services under the agreement. As of April 30, 1997, the Company renewed the consulting agreement with Brender Services Limited pursuant to which the Company agreed to pay a consultancy fee of HK$270,000 (US$32,609) per month effective May 1, 1997 for a three-year term in consideration of the accounting and consulting services rendered by Brender Services Limited. During the year ended December 31, 1998, a consulting fee of HK$3,240,000 (US$418,065) was paid to Brender Services Limited. The consulting agreement was terminated with effect from February 1, 1999.

         As of August 1, 1995, Billion Luck entered into an Employment Agreement with Li Fei Lie. Mr Li is presently the Vice President of the Company and the president and a director of HARC, but, in accordance with the terms of the Employment Agreement, Mr. Li had been employed by Billion Luck to perform such duties with respect to Billion Luck as Billion Luck's Board of Directors shall from time to time determine. Mr. Li received a base salary of HK$240,000 (US$30,968) annually. The Employment Agreement had a term of three (3) years and was terminated on July 31, 1998. As of August 1, 1998, the Company entered into an Employment Agreement with Li Fei Lie. In accordance with the terms of the Employment Agreement, Mr. Li has been employed by the Company as Vice President and to perform such duties with respect to the Company as the Company's Board of Directors shall from time to time determine. Mr. Li shall receive a base salary of HK$540,000 (US$69,677) annually. The Employment Agreement had a term of one
(1) year and shall be automatically renewed thereafter unless earlier terminated as provided therein.

         During the three fiscal years ended December 31, 1996, 1997 and 1998, the Operating Subsidiaries engaged in the trading of natural rubber futures contracts through a broker owned by Jin Huan Corporation ("Jin Huan"), a PRC company which is owned by the Farming Bureau. These transactions resulted in payments of handling fees by the Operating Subsidiaries to the broker which amounted to Rmb3.5 million (US$422,705), Rmb0.3 million (US$36,232) and nil, in 1996, 1997 and 1998, respectively.

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

         As of April 30, 1998, the Company entered into an agreement with Guilinyang Farm pursuant to which Guilinyang Farm agreed to sell and the Company agreed to buy 5,000,000 shares, representing 5% of the total issued and outstanding share capital of HARC, for consideration of Rmb7 million (US$845,411).

         On February 1, 1999, the Company entered into an Employment Agreement with Tam Cheuk Ho. In accordance with the terms of the Employment Agreement, Mr. Tam has been employed by the Company as the Chief Financial Officer and to perform such duties as the Board of Directors shall from time to time determine. Mr. Tam shall receive a base salary of HK$1,800,000 (US$232,258), which base salary shall be adjusted on each anniversary of the Employment Agreement to reflect a change in the applicable consumer price index or such greater amount as the Company's Board of Directors may determine. The Employment Agreement has a term of two years and shall be automatically renewed unless earlier terminated as provided therein.

         On February 1, 1999, the Company entered into an Employment Agreement with Wong Wah On. In accordance with the terms of the Employment Agreement, Mr. Wong has been employed by the Company as the Financial Controller and Corporate Secretary and to perform such duties as the Board of Directors shall from time to time determine. Mr. Wong shall receive a base salary of HK$1,200,000 (US$154,839), which base salary shall be adjusted on each anniversary of the Employment Agreement to reflect a change in the applicable consumer price index or such greater amount as the Company's Board of Directors may determine. The Employment Agreement has a term of two years and shall be automatically renewed unless earlier terminated as provided therein.

         On February 1, 1999, the Company entered into a Service Agreement with Ching Lung Po. In accordance with the terms of the Service Agreement, Mr. Ching has been employed by the Company as an Chief Executive Officer and to perform such duties as the Board of Directors shall from time to time determine. Mr. Ching shall receive a base salary of HK$2,160,000 (US$278,710), which base salary shall be adjusted on each anniversary of the Employment Agreement to reflect a change in the applicable consumer price index or such greater amount as the Company's Board of Directors may determine. The Employment Agreement has a term of two years and shall be automatically renewed unless earlier terminated as provided therein.

         In addition to these transactions, the following business relationships existed during the fiscal year ended December 31, 1998, for which disclosure is required: As disclosed in "Management and Certain Security Holders," hereinabove, Lin Yu Quan, the Vice Chairman of the Board of Directors of the Company, also serves as the Director of the Farming Bureau. The nature and scope of the relationship between the Company and the Farming Bureau is set forth in "Business" and elsewhere hereinabove.

                                      [PART IV]

[Item 14]             EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                               AND REPORTS ON FORM 8-K


         The following financial statements are filed as a part of this Form 10-K in Appendix A hereto:


                  Independent auditors' report, together with consolidated financial statements for the Company and subsidiaries, including:

                           a. Consolidated statements of income for the three years ended December 31, 1996, 1997 and 1998

                           b. Consolidated statements of changes in shareholders' equity for the three years ended December 31, 1996, 1997 and 1998

                           c. Consolidated balance sheets as of December 31, 1997 and 1998

                           d. Consolidated statements of cash flows for the three years ended December 31, 1996, 1997 and 1998

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

       10.38 Consulting Agreement between the Registrant and Brender Services Limited, dated April 30, 1997 (Filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.)

       10.39 Stock Purchase Agreement, by and between HARC and Guilinyang Farm, dated December 29, 1997. (Certified English translation of original Chinese version filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.)

       10.40 Agreement for the Sale and Purchase of Share in Hainan Zhongya Aluminum Company Ltd., dated December 29, 1997, by and between First Supply and Guilinyang Farm. (Certified English translation of original Chinese version filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.)

       10.41 Agreement for the Sale and Purchase of Share in Hainan Zhongwei Agricultural Resources Company Ltd., dated April 30, 1998, by and between Guilinyang Farm and the Company (Certified English translation of original Chinese version filed with Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, and incorporated herein by reference.)

       10.42 Employment Agreement between the Company and Li Feilie, dated August 1, 1998 (Filed herewith.)

       10.43 Employment Agreement between the Company and Tam Cheuk Ho, dated February 1, 1999 (Filed herewith.)

       10.44 Employment Agreement between the Company and Wong Wah On, dated February 1, 1999 (Filed herewith.)

       10.45 Service Agreement between the Company and Ching Lung Po, dated February 1, 1999 (Filed herewith.)

       11.3 Computation of Earnings Per Share for Fiscal Year ended December 31, 1998 (Contained in Financial Statements filed herewith.)

       21         Subsidiaries of the Registrant  (Filed herewith.)

       27.4       Financial Data Schedule  (Filed herewith. For SEC use only.)

       99.2 Notice of Annual Meeting, Proxy Statement and Proxy distributed to shareholders in advance of annual meeting held on December 15, 1998 (Filed with Schedule 14A dated November 30, 1998, and incorporated herein by reference.)

         During the last quarter of the fiscal year ended December 31, 1998, the Company filed no reports on Form 8-K. However, on March 12, 1999, the Company filed a report on Form 8-K dated January 29, 1999, which reported, in Item 5, the proposed one-for-ten reverse stock split of the Company's outstanding common tock, $0.001 per share, and certain changes to the Company's shareholders and board of directors. No financial statements were filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CHINA RESOURCES DEVELOPMENT, INC.



                                            By:/s/ Li Shunxing
                                               -------------------------------
                                                Li Shunxing, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signature                                     Title                              Date
                  ---------                                     -----                              ----
/s/ Ching Lung Po                                   Chairman of the Board of                  April 15, 1999
---------------------------                         Directors, Chief Executive
Ching Lung Po                                       Officer




/s/ Lin Yu Quan                                     Vice Chairman of the                      April 15, 1999
---------------------------                         Board of Directors
Lin Yu Quan



/s/ Li Shunxing                                     President/Director                        April 15, 1999
---------------------------
Li Shunxing



/s/ Tam Cheuk Ho                                    Chief Financial Officer/                  April 15, 1999
---------------------------                         Director
Tam Cheuk Ho



/s/ Wong Wah On                                     Financial Controller/                     April 15, 1999
---------------------------                         Director/Secretary
Wong Wah On



/s/ Wan Ying Lin                                    Director                                  April 15, 1999
---------------------------
Wan Ying Lin



/s/ Ng Kin Sing                                     Director                                  April 15, 1999
---------------------------
Ng Kin Sing


                                   APPENDIX A

                              Financial Statements



        Independent auditors' report, together with consolidated financial statements for the Company and subsidiaries, including:

        a. Consolidated statements of income for the three years ended December 31, 1996, 1997 and 1998

        b. Consolidated statements of changes in shareholders' equity for the three years ended December 31, 1996, 1997 and 1998

        c.       Consolidated balance sheets as of December 31, 1997 and 1998

        d. Consolidated statements of cash flows for the three years ended December 31, 1996, 1997 and 1998

        e.       Notes to consolidated financial statements.

                        Consolidated Financial Statements


               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

                                December 31, 1998

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                      Pages


Report of independent auditors                                          F-1

Consolidated statements of income                                       F-2

Consolidated statements of shareholders' equity                         F-3

Consolidated balance sheets                                           F4 - F5

Consolidated statements of cash flows                                   F-6

Notes to consolidated financial statements                          F-7 - F-42

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

China Resources Development, Inc.


We have audited the accompanying consolidated balance sheets of China Resources Development, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Resources Development, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.

Hong Kong
February 23, 1999

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share and per share data)

                                                                         Year ended December 31,
                                             Notes            1996             1997            1998             1998
                                             -----            ----             ----            ----             ----
                                                               RMB              RMB             RMB              US$
NET SALES*                                               1,827,499        1,149,171         527,692           63,731

COST OF SALES*                                         ( 1,677,056)     ( 1,092,972)   (    510,631)   (      61,670)
                                                   ---------------  --------------- ---------------  ---------------

GROSS PROFIT                                               150,443           56,199          17,061            2,061

DEPRECIATION                                           (     1,813)     (     1,429)   (      1,343)   (         162)

PROVISION FOR DOUBTFUL
  ACCOUNTS                                                       -                -    (      4,740)   (         572)

LOSS ON IMPAIRMENT OF AN
  INVESTMENT*                                  9                 -                -    (     49,969)   (       6,035)


SELLING, GENERAL AND

  ADMINISTRATIVE EXPENSES*                             (    50,488)     (    32,934)   (     35,419)   (       4,278)


FINANCIAL INCOME/

  (EXPENSES), NET*                             4       (    19,870)             145           6,590              796

OTHER INCOME, NET*                             5             6,054           30,580           4,070              491
                                                   ---------------  --------------- ---------------  ---------------

INCOME/(LOSS) BEFORE INCOME TAXES                           84,326           52,561    (     63,750)   (       7,699)

INCOME TAXES                                   6       (    13,991)    (      9,798)              -                -
                                                   ---------------  --------------- ---------------  ---------------


INCOME/(LOSS) BEFORE MINORITY

  INTERESTS                                                 70,335           42,763   (      63,750)  (        7,699)

MINORITY INTERESTS                                     (    34,513)    (     24,563)         11,079            1,338
                                                   ---------------  --------------- ---------------  ---------------

NET INCOME/(LOSS)                                           35,822           18,200   (      52,671)  (        6,361)
                                                   ===============  =============== ===============  ===============

EARNINGS/(LOSS) PER SHARE:                     7
    BASIC                                                    10.14             3.05   (        8.79)  (         1.06)
                                                   ===============  =============== ===============  ===============

    Diluted                                                  10.02             3.04   (        8.79)  (         1.06)
                                                   ===============  =============== ===============  ===============
------------------
* Including the following amounts resulting from transactions with related parties (note 13):


                                                                         Year ended December 31,
                                                              1996             1997            1998             1998
                                                       -------------------------------------------------------------
                                                               RMB              RMB             RMB              US$


   Net sales                                               205,694          278,051          30,373            3,668
   Cost of sales                                       ( 1,412,835)    (    993,557)   (    374,039)   (      45,174)
   LOSS ON IMPAIRMENT OF AN
     INVESTMENT                                                  -                -    (     28,718)   (       3,468)
   Selling, general and
     administrative expenses                           (     2,381)    (      6,981)   (      4,411)   (         533)
   Financial income/(expenses), net                         25,031           10,509    (        235)   (          28)
   Other income/(EXPENSES), net                        (       926)           1,485               -                -

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Amounts in thousands, except share and per share data)
                                                                                                          Accumulated
                                                Series A   Series B   Additional                                  other
                                       Common  preferred  preferred      paid-in               Retained   comprehensive
                                 Notes  stock      stock      stock      capital   Reserves    earnings  income/(loss)     Total
                                       -----------------------------------------------------------------------------------------
                                          RMB        RMB       RMB         RMB          RMB         RMB           RMB       RMB
Balance at December 31, 1995             101      53,930         -      20,961      8,930       20,527            -      104,449

Exchange of 6,400,000 shares
  of series A preferred stock
  for 3,200,000 shares of
  common stock with substantial
  restrictions ("Restricted
  Common Stock")                  11     270    ( 53,930)               53,660                                                 -
Issuance of 1,283 shares of
  series B convertible
  preferred stock, net of
  share offering costs            11                                    72,520                                            72,520
Conversion of 1,653 shares of
  series B convertible preferred
  stock to 4,579,004 shares
  of common stock                 11     383                          (    383)
Reverse stock split, ten-to-one   11  (  679)                              679                                     -           -
Exchange of 3,200,000 shares
  of Restricted Common Stock
  for 3,200,000 shares of
  series B preferred stock        11  (   27)                   27                                                             -
Net income and comprehensive
  income                                                                                        35,822             -      35,822
Transfer to reserves              17                                                8,818     (  8,818)                        -
                                     -------    --------   -------    --------   --------    ---------      --------    --------

Balance at December 31, 1996              48           -        27     147,437     17,748       47,531             -     212,791

Issuance of 250,000 shares
  of common stock                 11       2                             6,298                                             6,300
Issuance of 350,000 common
  stock warrants to non-
  employees                       12                                     3,681                                             3,681
Net income and comprehensive
  income                                                                                        18,200             -      18,200
Transfer to reserves              17                                                7,766     (  7,766)                        -
                                     -------    --------   -------    --------   --------    ---------      --------    --------


Balance at December 31, 1997              50           -        27     157,416     25,514       57,965             -     240,972


Repurchase and retirement of
  100,000 shares of common
  stock                           11  (    1)                         (    852)                                         (    853)

Net loss                                                                                      ( 52,671)                 ( 52,671)
Currency translation
  adjustments                     18                                                                          (    4)   (      4)

                                                                                                                          ------

Comprehensive loss                                                                                                      ( 52,675)
                                                                                                                          ------


Transfer to reserves              17                                                  760    (     760)                        -
                                     -------    --------   -------    --------   --------    ---------      --------    --------

Balance at December 31, 1998              49           -        27     156,564     26,274        4,534       (    4)     187,444
                                     =======    ========   =======    ========   ========    =========      =======     ========

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

                                                                                        December 31,
                                                             Notes             1997            1998             1998
                                                                              --------------------------------------
                                                                                RMB             RMB              US$
ASSETS

CURRENT ASSETS


Cash and cash equivalents                                                   124,547         129,238           15,608
Trade receivables, less allowance of
  RMB529 in 1998 and Nil in 1997                                             11,249           8,463            1,022
Inventories - finished goods                                                 61,792          10,569            1,277
Other receivables, deposits and prepayments,
  less allowance of RMB4,211 in 1998 and
  Nil in 1997                                                                29,139          30,449            3,677
Amount due from Farming Bureau                                13             14,921          33,667            4,066
Amounts due from related companies                            13             40,044          30,802            3,720
                                                                            -------         -------          -------

TOTAL CURRENT ASSETS                                                        281,692         243,188           29,370

PROPERTY AND EQUIPMENT                                         8              7,496           7,243              875

INVESTMENTS                                                    9            147,671         119,301           14,408

GOODWILL                                                                      1,021             994              120
                                                                            -------         -------          -------

TOTAL ASSETS                                                                437,880         370,726           44,773
                                                                            =======         =======          =======

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(Amounts in thousands, except share and per share data)

                                                                                        December 31,
                                                             Notes             1997            1998             1998
                                                                          ------------------------------------------
                                                                                RMB             RMB              US$
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                                             20,284          12,204            1,474
Other payables and accrued liabilities                        10             21,106          15,476            1,869
Income taxes payable                                                         22,375          16,366            1,976
Amounts due to related companies                              13                  -          31,291            3,779
                                                                            -------         -------          -------


TOTAL CURRENT LIABILITIES                                                    63,765          75,337            9,098

MINORITY INTERESTS                                                          133,143         107,945           13,037
                                                                            -------         -------          -------

TOTAL LIABILITIES AND

  MINORITY INTERESTS                                                        196,908         183,282           22,135
                                                                            -------         -------          -------

COMMITMENTS AND CONTINGENCIES                                 19

SHAREHOLDERS' EQUITY Common stock, US$0.001 par value:

  Authorized - 200,000,000 shares in 1998 and 1997
  Issued and outstanding - 5,929,004 shares
    in 1998 and 6,029,004 shares in 1997                      11                 50              49                6
Preferred stock, authorized -
    10,000,000 shares in 1998 and 1997:
     Series B preferred stock, US$0.001 par value:
        Authorized - 3,200,000 shares in 1998 and 1997
        Issued and outstanding - 3,200,000
         shares in 1998 and 1997                              11                 27              27                3
Additional paid-in capital                                                  157,416         156,564           18,909
Reserves                                                      17             25,514          26,274            3,173
Retained earnings                                             17             57,965           4,534              548
Accumulated other comprehensive income/(loss)                 18                  -        (      4)        (      1)

                                                                            -------         -------          -------


TOTAL SHAREHOLDERS' EQUITY                                                  240,972         187,444           22,638

                                                                            -------         -------          -------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                                      437,880         370,726           44,773
                                                                            =======         =======          =======

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share and per share data)
                                                                                   Year ended December 31,
                                                                        1996         1997          1998         1998
                                                                        ----         ----          ----         ----
                                                                         RMB          RMB           RMB          US$
OPERATING ACTIVITIES

Net income/(loss)                                                     35,822       18,200     (  52,671)   (   6,361)
Adjustments to reconcile net income/(loss) to net cash
  provided by/(used in) operating activities:

    Depreciation and amortization                                      1,840        1,457         1,370          165
    Provision for doubtful accounts                                        -            -         4,740          572
    Provision for inventory write-downs                                    -            -         1,554          188
    Loss on impairment of an investment                                    -            -        49,969        6,035
    Stock-based compensation issued to non-employees                       -        3,680         4,990          603
    Minority interests                                                34,513       24,563     (  11,079)   (   1,338)
    Loss on disposal of property and equipment, net                        -          463             -            -


Changes in operating assets and liabilities:

  Trade receivables                                                (  64,774)  (    7,037)        2,257          273
  Inventories                                                         20,338   (    6,340)       49,669        5,999
  Other receivables, deposits and prepayments                      (  38,549)      25,917     (   7,614)  (      920)
  Amount due from Farming Bureau                                   (  26,061)  (    8,911)    (  18,750)  (    2,265)
  Amounts due from related companies                               (  65,718)  (   27,823)    (     655)  (       79)
  Other current assets                                                 5,054            -             -            -
  Accounts payable                                                    47,661   (    5,564)    (   8,080)  (      976)
  Other payables and accrued liabilities                              59,697   (   22,189)    (   5,630)  (      680)
  Income taxes payable                                                 6,798        5,312     (   6,009)  (      726)
  Amounts due to related companies                                   113,280   (    4,976)       31,291        3,779

                                                                     -------      -------       -------      -------

Net cash provided by/(used in) operating activities                  129,901   (    3,248)       35,352        4,269
                                                                     -------      -------       -------      -------
INVESTING ACTIVITIES

Purchases of property and equipment                                (   2,663)  (    2,884)    (   1,090)   (     132)
Purchases of investments                                           (   2,342)  (      327)            -            -
Deposit for the purchase of an investment                                  -            -       (28,718)   (   3,468)
Proceeds from disposal of property and equipment                          16            -             -            -
Loans to related companies                                         (  67,046)           -             -            -
                                                                     -------      -------       -------      -------
Net cash used in investing activities                              (  72,035)  (    3,211)    (  29,808)   (   3,600)
                                                                      -------      -------       -------      -------
FINANCING ACTIVITIES

Issue of share capital less share offering costs                      86,914            -             -            -
Repayment of loans from shareholders                               (  15,727)           -             -            -
Repayment of bank borrowings                                       (     440)           -             -            -
Loan from Farming Bureau                                              35,868            -             -            -
Repayment of short term advances                                   (  86,917)           -             -            -
Repayment of loans from related companies                          (   3,500)           -             -            -
Purchases of common stock for retirement                                   -            -     (     853)   (     103)
                                                                     -------      -------       -------      -------

Net cash provided by/(used in) financing activities                   16,198            -     (     853)   (     103)
                                                                     -------      -------       -------      -------
NET INCREASE/(DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                        74,064    (   6,459)        4,691          566

Cash and cash equivalents, at beginning of year                       56,942      131,006       124,547       15,042
                                                                     -------      -------       -------      -------

Cash and cash equivalents, at end of year                            131,006      124,547       129,238       15,608
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

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


1.       ORGANIZATION AND PRINCIPAL ACTIVITIES


         China Resources Development, Inc. (the "Company") and its subsidiaries (collectively the "Group") are principally engaged in the distribution of natural rubber, the procurement of materials and supplies, and the distribution of other agricultural products in the People's Republic of China (the "PRC"). Information on the Group's operations by segment are included in note 23 to the consolidated financial statements.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         (a)      Principles of consolidation
                  ---------------------------
                  The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated on consolidation.


         (b)      Use of estimates
                  ----------------
                  The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

         (c)      Cash and cash equivalents
                  -------------------------
                  The Group considers all highly liquid investments and cash deposits with financial institutions with original maturities of three months or less to be cash equivalents.

                  At December 31, 1998 and 1997, cash and cash equivalents included foreign currency deposits equivalent to RMB5,387 (US$67 and HK$4,522) and RMB3,442 (US$384 and HK$246),
                  respectively.


         (d)      Inventories
                  -----------
                  Inventories are stated at the lower of cost or market, net of any hedging adjustments for realized and unrealized gains or losses on qualifying hedging contracts. Cost is determined using the first-in, first-out method.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


         (e)      Property and equipment
                  ----------------------
                  Property and equipment are stated at cost less accumulated depreciation.


                  Depreciation is calculated on the straight-line basis to write-off the cost less estimated residual value of each asset over its estimated useful life. Estimated useful lives used for this purpose are as follows:

                  Buildings                                                                  25 years
                  Leasehold improvements                                 Over the terms of the leases
                  Machinery, equipment and motor vehicles                             10 - 12.5 years

         (f)      Investments
                  -----------
                  Investments in companies that are 20% to 50% owned, and over which the Group is in a position to exercise significant influence but does not control the financial and operating decisions, are accounted for by the equity method.


                  All other equity investments, not being a subsidiary and which do not have a readily determinable fair value, are accounted for by the cost method, unless there have been an other-than-temporary impairment in value, in which event they are written-down to their net realizable value.

         (g)      Goodwill
                  --------
                  Goodwill is amortized on the straight-line basis over 40 years. Goodwill is periodically reviewed for impairment based on an assessment of future operations. Accumulated amortization was RMB110 and RMB83 on December 31, 1998 and 1997, respectively.

         (h)      Stock-based compensation
                  ------------------------
                  The Group has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options, because the Group believes the alternative fair value accounting provided for under Financial Accounting Standards Based ("FASB") Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Group's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. For disclosure purposes, pro forma information in accordance with SFAS 123 has been included in note 12.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)



2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


         (h)      Stock-based compensation (continued)
                  -----------------------------------
                  In accordance with SFAS 123, except for transactions with employees that are within the scope of APB 25, all transactions in which services are received and the consideration given in the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued. The cost of such services is charged to earnings over the respective service period.


         (i)      Commodity futures contracts
                  ---------------------------
                  As part of its risk management strategy, the Group enters into commodity futures contracts to hedge against the exposure to price risk associated with existing inventories and certain firm commitments for the purchase of goods. Such contracts are designated as hedges, are short term in nature to correspond to the exposure/commitment periods, and are effective in hedging the Group's exposure to price changes. Futures contracts are marked to market and gains or losses on qualifying hedges are deferred and recognized as an adjustment of the carrying amount of the inventories being hedged or are deferred and included as part of the cost of inventories received under the firm purchase commitments, and are recognized in earnings when realized as an adjustment to cost of sales. In 1998, 1997 and 1996, hedging gains of Nil, Nil and RMB6,715 were deferred and recognized as an adjustment of the carrying amount of inventories, respectively. Unrealized changes in fair values of contracts no longer effective as hedges are recognized in income from the date the contract becomes ineffective until their expiration.


                  The Group also enters into natural rubber commodity futures contracts that are not specific hedges and gains or losses resulting from changes in the market value of these types of futures contracts on a mark to market basis are recognized as income in the period of the change.

         (j)      Revenue recognition
                  -------------------
                  Revenue from product sales is recognized upon the delivery of goods.

         (k)      Income taxes
                  ------------
                  Income taxes have been provided using the liability method in accordance with FASB Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".


         (l)      Reverse stock split
                  -------------------
                  On December 30, 1996, the Company's shareholders approved a ten-to-one reverse split of the Company's common stock (the "Reverse Stock Split"). With the par value unchanged at US$0.001 per share, the Reverse Stock Split was effected by a transfer to the additional paid-in capital account. All references in the consolidated financial statements referring to share, stock option and per share amounts of the common stock of the Company have been adjusted retroactively for the Reverse Stock Split.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)



2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


         (m)      Earnings/(loss) per share
                  -------------------------
                  Basic and diluted earnings/(loss) per share is calculated in accordance with FASB Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"). All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the requirements of SFAS 128.


         (n)      Foreign currency translation
                  ----------------------------
                  Transactions and monetary assets and liabilities denominated in currencies other than Renminbi ("RMB") are translated into RMB at the respective applicable rates of exchange quoted by the People's Bank of China (the "Exchange Rate"). Monetary assets and liabilities denominated in other currencies are translated into RMB at the applicable Exchange Rate at the respective balance sheet dates. The resulting exchange gains or losses are credited or charged to the consolidated statements of income.

                  The functional currency of substantially all the operations of the Group is RMB, the national currency of the PRC. The financial statements of operations with functional currency other than RMB have been translated into RMB in accordance with FASB Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation". All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income/loss. The effect on comprehensive income of translation adjustments was insignificant for all years prior to 1998.


                  The translation of amounts from RMB into US$ for the convenience of the reader has been made at the rate of exchange quoted by the People's Bank of China on December 31, 1998 of US$1.00 = RMB8.28, and accordingly, differs from the underlying foreign currency amounts. No representation is made that the RMB amounts could have been, or could be, converted into US$ at that rate on December 31, 1998 or at any other date.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)



2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         (o)      Comprehensive income
                  --------------------
                  The Group adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") in 1998, which established standards for reporting and display of comprehensive income/loss and its components. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income/loss. Comprehensive income/loss is reported in the consolidated statements of shareholders' equity. The adoption of SFAS 130 did not have a material effect on the Group's financial position or results of operations.

         (p)      Segment and related information
                  -------------------------------
                  In 1998, the Group adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information"("SFAS 131"), which established standards for the way that information about operating segments is reported. SFAS 131 also established standards for related disclosures about products and services, geographic areas and major customers. The information for 1997 and 1996 has been revised to conform to SFAS 131.

         (q)      Retirement benefits
                  -------------------
                  The contributions to the retirement plans of employees under defined contribution retirement plans are charged to earnings as services are provided.

         (r)      Impact of recently issued accounting standards and other
                  --------------------------------------------------------
                  pronouncements
                  --------------

                  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. The Group expects to adopt the new statement effective January 1, 2000. The statement will require the Group to recognize all derivatives on the balance sheet at fair value. The Group has not yet determined what the effect of SFAS 133 will be on the earnings and financial position of the Group.

                  In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which is effective for fiscal years beginning after December 15, 1998. The Group plans to adopt SOP 98-1 on January 1, 1999. SOP 98-1 will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtained software for internal use. The Group currently expenses such costs as incurred. The Group does not anticipate that the adoption of SOP 98-1 will have a significant effect on its results of operations or financial position.

         (s)      Comparative amounts
                  -------------------
                  Certain comparative amounts have been reclassified to conform with the current year's presentation.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)



3.       ACQUISITION OF MINORITY INTEREST IN A SUBSIDIARY

         On April 30, 1998, the Group acquired an additional 5% equity interest in a PRC subsidiary, Hainan Zhongwei Agricultural Resources Company Limited ("Hainan Agricultural"), from Guilinyang State Farm (the "Guilinyang") for a consideration of RMB7,000. Guilinyang is controlled by the Hainan Farming Bureau (the "Farming Bureau"), a division of the Ministry of Agriculture of the PRC and a minority shareholder of Hainan Agricultural. The purchase consideration of Hainan Agricultural was used to offset the amount due from Guilinyang. After the acquisition, the Group's equity interest in Hainan Agricultural increased from 56% to 61%. The transaction was accounted for as a purchase and the excess of fair value of the net assets acquired over cost ("negative goodwill"), amounting to RMB7,119, was allocated to reduce proportionately the values of long term non-monetary non-current assets (note 9). The impact of the increase in equity interest on the results of operations has been accounted for since the date of acquisition.


         The pro forma unaudited results of operations for the years ended December 31, 1998 and 1997, assuming the acquisition had been consummated as of January 1, 1997, are as follows:

                                                      Year ended December 31,
                                                     1997                 1998
                                                     -------------------------
                                                      RMB                  RMB
         Net sales                              1,149,171              527,692
         Net income/(loss)                         20,992        (      53,551)

         Earnings/(loss) per share:

           Basic                                     3.52        (        8.94)
           Diluted                                   3.51        (        8.94)


                                      F-12

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

4.       FINANCIAL INCOME/(EXPENSES), NET


         Financial income/(expenses), net represent:

                                                                               Year ended December 31,
                                                                      1996                 1997                 1998
                                                                 ---------------------------------------------------
                                                                       RMB                  RMB                  RMB
         Interest income                                            29,602               14,849                6,862
         Interest expense                                          (48,495)             (15,007)           (     289)
         Foreign exchange gains/(losses), net                    (     977)                 303                   17
                                                                    ------               ------               ------


                                                                   (19,870)                 145                6,590
                                                                    ======               ======               ======

         In connection with the restructuring of operations as set out in note 13(e), with effect from October 1, 1996, the amounts due from certain related companies have become interest-free and the interest expense on bank loans of the Group was borne by the Farming Bureau until the effective transfer of the bank loans to the Farming Bureau in March 1997 (note 13(e)).


5.       OTHER INCOME, NET

     Other income, net represents:
                                                                                    Year ended December 31,
                                                             Notes             1996            1997             1998
                                                                          ------------------------------------------
                                                                                RMB             RMB              RMB

         Income from cost method investments                                  1,525               -                -
         Rental income                                                        3,474           1,024              900
         Net gains on trading of commodity
           futures contracts                                 2(i)             1,374          28,375            1,889
         Service fee paid to the Farming Bureau              13(c)         (  5,000)              -                -
         Management fee income                               13(d)            6,000               -                -
         Sales commission received from
           a related company                                  13                  -           1,833                -
         Loss on disposal of
           property and equipment, net                                            -       (     463)               -
         Others                                                            (  1,319)      (     189)           1,281
                                                                           --------       ---------         --------

                                                                              6,054          30,580            4,070
                                                                           ========       =========         ========

                                      F-13

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)



6.       INCOME TAXES


         The components of income/(loss) before income taxes are as follows:

                                                                               Year ended December 31,
                                                                      1996                 1997                 1998
                                                                 ---------------------------------------------------
                                                                       RMB                  RMB                  RMB
         PRC                                                        91,583               65,624              (19,410)
         Other countries                                          (  7,257)             (13,063)             (44,340)
                                                                    ------               ------               ------


                                                                    84,326               52,561              (63,750)
                                                                    ======               ======               ======

         The provision for income tax consists of the following:
                                                                               Year ended December 31,
                                                                      1996                 1997                 1998
                                                                 ---------------------------------------------------
                                                                       RMB                  RMB                  RMB

         Current:

           PRC federal income tax                                   13,991                9,798                    -
                                                                    ======               ======               ======

         It is management's intention to reinvest all the income attributable to the Company earned by its operations outside the United States of America (the "U.S."). Accordingly, no U.S. federal and state income taxes have been provided in these consolidated financial statements.


         The reconciliation of provision/(benefit) for income tax computed at the PRC federal statutory tax rate applicable to foreign investment enterprises operating in Hainan, a Special Economic Zone in the PRC, to income tax expense is as follows:

                                                                           Year ended December 31,
                                                                      1996                 1997                 1998
                                                                 ---------------------------------------------------
                                                                       RMB                  RMB                  RMB
         PRC federal statutory tax rate                                15%                  15%                  15%

         Computed expected tax/(benefit)                            12,649                7,884               (9,563)
         Higher effective income tax benefit
           of another country                                   (      791)            (  1,840)              (1,857)
         Net increase in valuation allowance                         1,415                3,293                5,068
         Non-deductible expenses                                       536                  521                6,352
         Others, net                                                   182             (     60)                   -

                                                                    ------               ------               ------

         Income tax expense for the year                            13,991                9,798                    -
                                                                    ======               ======               ======

                                      F-14

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)



6.       INCOME TAXES (continued)

         The deferred tax asset of the Group is comprised of the following:

                                                                                                 December 31,
                                                                                           1997                 1998
                                                                                           -------------------------
                                                                                            RMB                  RMB

         Deferred tax asset:

           Net operating loss carryforwards                                               4,824                9,892
           Less: Valuation allowance for deferred tax asset                            (  4,824)              (9,892)

                                                                                         ------               ------

                                                                                              -                    -
                                                                                         ======               ======


         Undistributed earnings of the Company's foreign subsidiaries amounted to approximately RMB 63 million at December 31, 1998. Because those earnings are considered to be permanently invested, no provision for U.S. federal and state income taxes on those earnings has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.


         At December 31, 1998, the Company had net operating loss carryforwards ("NOLs") of approximately RMB 8 million for U.S. income tax purposes that expire in various years through 2017. At December 31, 1998, the Group's subsidaries in the PRC had NOLs amounting to approximately
         RMB 2 for PRC income tax purposes that expire in 2003.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

7.       EARNINGS/(LOSS) PER SHARE


         The following table sets forth the computation of basic and diluted earnings/(loss) per share:

                                                                               Year ended December 31,
                                                                      1996                 1997                 1998
                                                                 ---------------------------------------------------
                                                                       RMB                  RMB                  RMB
         Numerator
           Numerator for basic and diluted earnings/(loss) per share:
               Income/(loss) attributable to common
                 shareholders                                       35,822               18,200        (      52,671)
                                                                 =========            =========            =========

         Denominator
           Denominator for basic earnings/(loss) per share:
               Weighted-average number of shares                 3,533,512            5,958,171            5,991,504

           Effect of dilutive securities:
             Stock options                                          42,446                    -                    -
             Warrants                                                    -               17,451                    -
                                                                 ---------            ---------            ---------

           Dilutive potential common shares                         42,446               17,451                    -
                                                                 ---------            ---------            ---------

           Denominator for diluted earnings/(loss) per share:
               Adjusted weighted-average number of
                 shares and assumed conversions                  3,575,958            5,975,622            5,991,504
                                                                 =========            =========            =========


         Basic earnings/(loss) per share                             10.14                 3.05     (          8.79)
                                                                 =========            =========            =========


         Diluted earnings/(loss) per share                           10.02                 3.04     (          8.79)
                                                                 =========            =========            =========

         For the year ended December 31, 1996, the weighted average number of shares used in computing basic and diluted earnings per share were adjusted as if the Reverse Stock Split had been completed on January 1, 1996.

         Details of the stock options and warrants of the Company are set out in note 12.

         The computation of diluted earnings/(loss) per share did not assume the conversion of the stock options in 1998 and 1997 and the warrants in 1998 because their inclusion would have been antidilutive.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)



8.       PROPERTY AND EQUIPMENT

         Property and equipment comprise:

                                                                                                  December 31,
                                                                                           1997                 1998
                                                                                           -------------------------
                                                                                            RMB                  RMB
         At cost:
           Buildings and leasehold improvements                                           5,267                6,052
           Machinery, equipment and motor vehicles                                        6,599                6,904
                                                                                         ------               ------
                                                                                         11,866               12,956

         Accumulated depreciation                                                      (  4,370)            (  5,713)
                                                                                         ------               ------

                                                                                          7,496                7,243
                                                                                         ======               ======

9.       INVESTMENTS
         Investments comprise:

                                                                                                December 31,
                                                                     Notes                 1997              1998
                                                                                       -----------------------------
                                                                                            RMB                  RMB
         Equity method investment                                     (a)                 1,743                1,659
         Cost method investments                                      (b)               145,928              117,642

                                                                                        -------              -------

                                                                                        147,671              119,301
                                                                                        =======              =======

         As stated in note 3, the negative goodwill arising on the acquisition of minority interest in a subsidiary during the year of RMB7,119 was allocated to reduce proportionately the values of the above investments.

         (a) Equity method investment represents Hainan Agricultural's 30% equity interest in Hainan Far East Rubber Development Company Limited ("Far East"). As at December 31, 1998, Far East had not yet commenced operations and there is no income or loss attributable to the equity investee.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)



9.       INVESTMENTS (continued)

         (b)      Cost method investments comprise:

                                                                                                  December 31,
                                                                                           1997                 1998
                                                                                           -------------------------
                                                                                            RMB                  RMB
                  Investments in:
                    Hainan Sundiro Motorcycle Co., Ltd.
                      ("Sundiro")                                                       140,000              112,000
                    PRC joint venture                                                     5,000                4,759
                    Others                                                                  928                  883

                                                                                        -------              -------

                                                                                        145,928              117,642
                                                                                        =======              =======

                  Cost method investments are interests in unlisted shares/equity of PRC companies in which the Group does not have a significant influence over their operating and financial policies.

                  The investment in Sundiro represents a 5.3% equity interest. In 1998, the Company made a deposit of RMB28,718 to Guilinyang for the intended acquisition of an additional 3.8% equity interest in Sundiro (the "Acquisition").

                  The Group originally anticipated that its relationship with Sundiro would lead to additional procurement of materials and supplies from the Group. Nevertheless, such expected business relationship with Sundiro did not occur.

                  Based on an analysis of the opportunity cost and expected future benefits, the Group decided not to proceed with the Acquisition. Under the circumstances, the Group does not believe that it will be able to recover the deposit. Accordingly, the deposit was written-off as of December 31, 1998.

                  The write-off of the deposit also triggered an impairment review of the Group's existing interest in Sundiro. As a result, a write-down of RMB21,251 was made based on the decline in the estimated net realizable value of the investment below its carrying value which management believes is other-than-temporary. The net realizable value was estimated with reference to the quoted market price of securities with similar, but not identical characteristics, and adjusted for the lack of marketability of the investment.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


10.      OTHER PAYABLES AND ACCRUED LIABILITIES

                                                                                                 December 31,
                                                                                           1997               1998
                                                                                         ---------------------------
                                                                                            RMB                  RMB
         Other payables                                                                  10,060                8,748
         Accrued liabilities                                                             11,046                6,728
                                                                                         ------               ------

                                                                                         21,106               15,476
                                                                                         ======               ======

11.      SHARE CAPITAL


         Pursuant to an exchange agreement dated as of July 22, 1996 between the Company and the holder of the series A preferred stock at that date (the "Holder"), all the 6,400,000 outstanding shares of series A preferred stock of the Company were exchanged on a five for one basis for 3,200,000 shares of common stock of the Company (the "Restricted Common Stock"), after adjusting for the Reverse Stock Split in 1996, and the Holder waived its rights to participate in dividends and distributions on dissolution or liquidation in connection with the Restricted Common Stock for a period of seven years and accepted limitations on future registration. According to a valuation of the Restricted Common Stock and series A preferred stock performed by an independent professional valuer in the U.S. , the exchange ratio of five Restricted Common Stock for one series A preferred stock of the Company represented an exchange at fair market values.

         On June 30, 1996, the Company issued a Confidential Offshore Offering Memorandum to offer for sale series B convertible preferred stock of the Company (the "Share Offering") to certain non-U.S. residents in an offshore offering in reliance upon Regulation S promulgated under the Securities Act of 1933, as amended. As of July 8, 1996, the closing date of the Share Offering, gross proceeds of US$4,000 (RMB33,300) were received on the issuance of 400 shares of series B convertible preferred stock at a price of US$10,000 (RMB83,251) per share. Together with a similar offshore offering in 1995, after deduction of share offering costs, a net proceed of RMB72,520 was received on the issuance of 1,283 shares of series B convertible preferred stock for the year ended December 31, 1996.


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


11.      SHARE CAPITAL (continued)

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

         On December 31, 1996, the Company entered into another exchange agreement with the holder of the Restricted Common Stock whereby 3,200,000 shares of the Restricted Common Stock, after adjusting for the Reverse Stock Split in 1996, were exchanged on a one-for-one basis to 3,200,000 shares of series B preferred stock which have restrictions that are the same or more stringent than the Restricted Common Stock. Unlike the Restricted Common Stock, the restrictions on participation of dividends and distributions on dissolution will not lapse through the passage of time.


         On April 1, 1997, the Company entered into an agreement (the "Advertising and Media Agreement") with an independent public relations company (the "PR Company"). Pursuant to that agreement, 150,000 shares of common stock of the Company were issued and 350,000 warrants were granted (note 12) to the PR Company as consideration for internet and other public relations services to be provided by the PR Company.


         On May 1, 1997, the Company entered into a financial consultancy agreement with an independent financial consulting company, pursuant to which 100,000 shares of common stock of the Company were issued as consideration for the financial consultancy services to be rendered by that company.


         During the year ended December 31, 1998, the Company repurchased and retired 100,000 shares of common stock of the Company as treasury stock under its share repurchase program for a total consideration of RMB853.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)



12.      STOCK OPTIONS AND WARRANTS

         Stock options
         -------------
         The Company adopted a stock option plan (the "Plan") as of March 31, 1995. The Plan allows the Board of Directors, or a committee thereof at the Board's discretion, to grant stock options to officers, directors, key employees, consultants and affiliates of the Company. Initially, 240,000 shares of common stock of the Company, after adjusting for the Reverse Stock Split in 1996, were permitted to be issued and sold pursuant to options granted under the Plan. All of the stock options were issued in accordance with the terms of the Plan on July 1, 1995 to certain officers, directors, employees and consultants of the Group at an exercise price of US$37.8 (RMB314.50) per share (the fair market value of the common stock as of July 1, 1995) and are exercisable from July 1, 1996 to July 1, 2005. On May 20, 1996, pursuant to a " Unanimous Written Consent" of the committee appointed pursuant to the Plan and a resolution of a special meeting of the Board of Directors of the Company, the exercise price was changed to US$4.20 (RMB34.86) per share (the fair market value of the common stock as of May 20, 1996), after adjusting for the Reverse Stock Split in 1996. By virtue of that action, the outstanding options are now exercisable beginning on May 20, 1997 until May 20, 2006. All stock options remained outstanding as of December 31, 1998.

         On December 30, 1996, a shareholders' meeting was held authorizing an amendment of the Plan increasing the number of common stock issuable under the Plan to 20% of the Company's outstanding common stock, as determined at the time of granting of the stock options. Such shares may represent authorized but unissued shares as well as repurchased or forfeited shares for any grant under the Plan that was expired or unexercised. Further amendments were made to give the Board of Directors the ability to set a holding period of less than one year for non-qualified stock options.

         Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the date of grant and the date of subsequent modification in 1995 and 1996, respectively: risk-free interest rates of 6.50% and 6.78%; no dividend yield; volatility factors of the expected market price of the Company's common stock of 141.38% and 42.13%; and a weighted average expected life of the options of 6 years. No options were granted in 1996, 1997 and 1998.

         The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share/option/warrant and per share/option/warrant data)

12.      STOCK OPTIONS AND WARRANTS (continued)


         For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                               Year ended December 31,
                                                                      1996                 1997                 1998
                                                                 ---------------------------------------------------
                                                                       RMB                  RMB                  RMB
         Pro forma net income/(loss)                                28,566               10,770              (60,101)
                                                                    ======               ======               ======

         Pro forma earnings/(loss) per share:

             Basic                                                    8.08                 1.81             ( 10.03)
                                                                    ======               ======               ======


             Diluted                                                  7.99                 1.80             ( 10.03)
                                                                    ======               ======               ======

         The Company's stock option activities and related information for the years ended December 31, 1998, 1997 and 1996 are summarized as follows:

                                                  1996                      1997                       1998
                                                       Weighted                  Weighted                   Weighted
                                                        average                   average                    average
                                                       exercise                  exercise                   exercise
                                           Options        price      Options        price       Options        price
                                           -------------------------------------------------------------------------
                                              '000          US$         '000          US$          '000          US$
         Outstanding at
           beginning of year                   240         37.8          240          4.2           240          4.2
         Granted                                 -            -            -            -             -            -
         Exercised                               -            -            -            -             -            -
         Forfeited                               -            -            -            -             -            -
                                              ----                      ----                       ----
         Outstanding at end
           of year                             240         4.2*          240          4.2           240          4.2
                                              ====                      ====                       ====

         *Exercise price was modified in 1996.

         The weighted average fair value of options modified during the year ended December 31, 1996 was US$528 (RMB4,372).

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share/option/warrant and per share/option/warrant data)

12.      STOCK OPTIONS AND WARRANTS (continued)

         All options outstanding as of December 31, 1998 have an exercise price of US$4.2 (RMB34.78). The weighted average remaining contractual life of those options is 7.4 years.


         Warrants

         Pursuant to the Advertising and Media Agreement set out in note 11, 350,000 warrants for the subscription of 350,000 shares of common stock of the Company were granted to the PR Company on April 1, 1997. All warrants have a term of three years from April 1, 1997 and are exercisable on April 1, 1997.

         The Company's warrants activities and related information for the years ended December 31, 1998, 1997 and 1996 are summarized as follows:


                                                  1996                      1997                       1998
                                                       Weighted                  Weighted                   Weighted
                                                        average                   average                    average
                                                       exercise                  exercise                   exercise
                                           Options        price      Options        price       Options        price
                                           -------------------------------------------------------------------------
                                              '000          US$         '000          US$          '000          US$
         Outstanding at the
           beginning of year                     -            -            -            -           350         4.14
         Granted                                 -            -          350         4.14             -            -
         Exercised                               -            -            -            -             -            -
         Forfeited                               -            -            -            -             -            -
                                              ----                      ----                       ----

         Outstanding at the end of
           year                                  -            -          350         4.14           350         4.14
                                              ====                      ====                       ====

-------------------
         The weighted average fair value of warrants granted during the year ended December 31, 1997 was US$444 (RMB3,676).

         Exercise prices of warrants outstanding as of December 31, 1998 ranged from US$2.69 (RMB22.27) to US$5.50 (RMB45.54) per share. The weighted average remaining life of those warrants is 1.2 years.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)



13.      RELATED PARTY BALANCES AND TRANSACTIONS


         The Group's amounts due from/to Farming Bureau and related companies controlled by the Farming Bureau or a shareholder of the Company comprise:

                                                                                                  December 31,
                                                                                           1997               1998
                                                                                        ----------------------------
                                                                                            RMB                  RMB
         Due from Farming Bureau                                                         14,921               33,667
                                                                                         ======               ======

         Due from related companies:

           Jin Long Corporation ("Jin Long")                                             23,024               16,160
           Jin Huan Corporation ("Jin Huan")                                              6,139                3,552
           Other related companies                                                       10,881               11,090
                                                                                         ------               ------


                                                                                         40,044               30,802
                                                                                         ======               ======


         Due to other related companies                                                       -               31,291
                                                                                         ======               ======

         The balances with the Farming Bureau and related companies are unsecured, interest-free and are repayable on demand.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


13.      RELATED PARTY BALANCES AND TRANSACTIONS (continued)

         In addition to those transactions set out in notes 3, 9(b), 19(a) and 21, the Group had the following transactions with the Farming Bureau, certain related companies controlled by the Farming Bureau and certain shareholders/directors of the Company.

                                                                                 Year ended December 31,
                                                      Notes               1996               1997               1998
                                                                  --------------------------------------------------
                                                                           RMB                RMB                RMB

         Farming Bureau and related companies
           controlled by the Farming Bureau:

         Purchase of natural rubber                    (a)         ( 1,438,420)       ( 1,011,662)      (    386,754)
         Purchase discounts received                   (a)              16,162                  -                  -
         Guaranteed gross profit received              (a)               9,423             18,105             12,715
         Net sales of materials, supplies and
           other agricultural products                 (b)             205,694             32,117             14,252
         Net sales of natural rubber                                         -            245,934             16,121
         Interest income and rental in
           lieu of interest received                                    25,302             11,947                  -
         Interest expense paid                                               -        (     1,438)      (        235)
         Rental expenses paid                                      (       188)       (     3,948)      (        628)
         Income from cost method investments                             1,525                  -                  -
         Service fee paid                              (c)         (     5,000)                 -                  -
         Management fees received                      (d)               6,000                  -                  -
         Handling fee paid for the trading
           of natural rubber futures                               (     3,451)       (       348)                 -
         Sales commission received                                           -              1,833                  -
         Transfer of assets and liabilities            (e)         (   227,950)           292,560                  -
         Acquisition of equity interest in
           Sundiro                                     (f)                   -            140,000                  -
         Disposal of equity interest in a PRC
           joint venture                               (f)                   -        (     5,000)                 -
                                                                     =========          =========          =========
         Shareholders/directors of the Company:

         Interest expense paid                                    (        271)                 -                  -
         Consultancy fees paid                         (g)        (      2,193)       (     3,033)       (     3,783)
                                                                     =========          =========          =========

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


13.      RELATED PARTY BALANCES AND TRANSACTIONS (continued)

         (a)      Purchase of natural rubber
                  --------------------------
                  Pursuant to a sales and purchase agreement dated November 5, 1994 and as subsequently amended (the "S&P Agreement") amongst Hainan Agricultural, First Goods And Materials Supply And Sales Corporation, Second Goods And Materials Supply And Sales Corporation (collectively the "Principal Subsidiaries") and the Farming Bureau, the Farming Bureau agreed to guarantee the supply of natural rubber to the Principal Subsidiaries for a period of 15 years from November 5, 1994, under the same terms and conditions as are offered to other purchasers of natural rubber with a first right of refusal to the Principal Subsidiaries.

                  The Farming Bureau allows the Principal Subsidiaries to set the selling price of natural rubber according to market conditions and guarantees a minimum gross profit margin of 3.5% (before purchase discounts set out below) earned by the First Goods And Materials Supply And Sales Corporation and Second Goods And Materials Supply And Sales Corporation (collectively the "Operating Subsidiaries") on natural rubber purchased from farms controlled by the Farming Bureau (the "Farms").

                  On March 30, 1995, the Principal Subsidiaries entered into an agreement with the Farming Bureau (the "Rubber Deposit Agreement") pursuant to which, with effect from March 30, 1995, the Farming Bureau guaranteed the supply of a minimum of 120,000 tons (the "Guaranteed Quantity") of natural rubber for each of the next 3 years. The Principal Subsidiaries were not obligated to purchase the Guaranteed Quantity. In consideration for this, the Principal Subsidiaries had maintained a purchase deposit with related companies or the Farming Bureau on a rolling basis equivalent to 15% of the Guaranteed Quantity multiplied by the average market price of natural rubber for the previous quarter. In return, a purchase discount was offered to the Principal Subsidiaries for the purchase of natural rubber from the Farms.

                  To optimize the return of its liquid funds, the Principal Subsidiaries entered into a supplementary agreement with the Farming Bureau in 1997 to cancel the arrangement under the Rubber Deposit Agreement effective from January 1, 1997, subsequent to the restructuring as detailed in note 13(e).


         (b)      Procurement of materials and supplies
                  -------------------------------------
                  Pursuant to the S&P Agreement, the Farming Bureau also agreed to purchase certain products sourced by the Principal Subsidiaries for a period of 15 years from November 5, 1994 at prices acceptable to all parties with a first right of refusal to the Principal Subsidiaries.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


13.      RELATED PARTY BALANCES AND TRANSACTIONS (continued)

         (c)      Service fee payable to the Farming Bureau
                  -----------------------------------------
                  Pursuant to an agreement dated November 5, 1994 between the Farming Bureau and Hainan Agricultural, the Farming Bureau has agreed to grant Hainan Agricultural and its subsidiaries certain land use and development rights to the land on which the warehouses, factories, and other industrial and office facilities of the Principal Subsidiaries are located and to provide certain related services to Hainan Agricultural. In consideration for this, the Farming Bureau is entitled to an annual service fee to a maximum of RMB5,000, calculated at 10% of Hainan Agricultural's annual consolidated net income before the service fee as determined in accordance with US GAAP, provided that the annual consolidated net income exceeds RMB40,000 after deducting such service fee. For the year ended December 31, 1996, RMB5,000, being the maximum amount under the agreement, was paid to the Farming Bureau. The agreement was terminated with effect from January 1, 1997.


         (d)      Management fee income from Jin Long and Jin Huan
                  ------------------------------------------------
                  For the year ended December 31, 1996, management fees of RMB3,000 and RMB3,000, respectively were charged to each of Jin Long and Jin Huan for their share of the Group's administrative expenses and for their use of the Group's office equipment, warehouses and staff.


                  After the restructuring of operations in 1996, as detailed in note 13(e) below, no such services were provided to Jin Long and Jin Huan and accordingly, no management fee was received in 1998 and 1997.


         (e)      Restructuring of operations
                  ---------------------------
                  In the third quarter of 1996, the Group initiated a plan to restructure its operations in Hainan, the PRC (the "Restructuring"). Pursuant to a Shareholders' Agreement on Business Restructuring (the "Restructuring Agreement"), the operations of the Principal Subsidiaries were restructured effective from October 1, 1996. The Restructuring has resulted in the simplification of the corporate structure by consolidating the operations of several trading and servicing divisions and the transfer of certain assets, liabilities, including certain amounts due from the Farms and other related companies of the Farming Bureau, and surplus employees to the Farming Bureau. In addition, as part of the Restructuring, bank loans of the Principal Subsidiaries were transferred to the Farming Bureau in March 1997 when the proper approval was obtained from the relevant banks. Despite the downsizing of several operations, the Restructuring has not resulted in the discontinuance of any line of business as all the operations have been taken up by the remaining divisions.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


13.      RELATED PARTY BALANCES AND TRANSACTIONS (continued)

         (e)      Restructuring of operations (continued)
                  ---------------------------
                  Pursuant to an Asset and Staff Transfer Agreement (the "Transfer Agreement"), the values of the assets and liabilities transferred were determined based on their fair values at the effective date of transfer as determined by a professional independent valuer in the PRC. Based on their valuation, there were no material differences between the fair values and the carrying values (as determined under US GAAP) of those assets and liabilities at the date of transfer. After the Restructuring, the Farming Bureau took over all the transferred employees and arrangements were made with an insurance company controlled by the Farming Bureau to transfer the retirement plan (note 21) of those employees to the Farming Bureau.

                  Based on the valuation by the independent valuer, the fair values of assets and liabilities of the Principal Subsidiaries that were transferred to the Farming Bureau in 1997 and 1996 were as follows:

                                                                                           1996                 1997
                                                                                           -------------------------
                                                                                            RMB                  RMB

                  Trade receivables                                                      92,553                    -
                  Other receivables, prepayments
                    and other current assets                                             42,665                    -
                  Inventories                                                            27,986                    -
                  Amounts due from related companies                                    274,046                    -
                  Property and equipment                                                 15,821                    -
                  Investments                                                             1,961                    -
                  Amounts due to related companies                                     (127,458)                   -
                  Accounts payable                                                    (  61,689)                   -
                  Other payables and accrued liabilities                              (  37,935)                   -
                  Bank loans                                                                  -             (292,560)
                                                                                        -------              -------

                                                                                        227,950             (292,560)
                                                                                        =======              =======

                  Net liabilities transferred to the Farming
                    Bureau, recorded as an adjustment to
                    the amount due from the Farming Bureau                                                 (  64,610)
                                                                                                             =======

                  The net credit was applied against the amount due from the Farming Bureau.

                  In connection with the Restructuring and effective from October 1, 1996, the amounts due from the Farming Bureau and other related companies controlled by the Farming Bureau have become interest-free. Starting from October 1, 1996, interest expense on bank loans of the Group were borne by the Farming Bureau until the effective transfer of the bank loans to the Farming Bureau in March 1997.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


13.      RELATED PARTY BALANCES AND TRANSACTIONS (continued)

         (f)      Acquisition and disposal of equity interest in cost based
                  ---------------------------------------------------------
                  investments
                  -----------
                  Pursuant to a stock purchase agreement dated December 29, 1997, the Group acquired from Guilinyang a 5.3% equity interest in Sundiro for a total consideration of RMB140,000.

                  During 1997, the Group disposed its interest in a PRC joint venture to Guilinyang for a total consideration of RMB5,000.

                  The purchase consideration of Sundiro and the sales proceeds of the PRC joint venture were used to offset the amount due from Guilinyang (note 14).


         (g)      Consultancy fees
                  ----------------
                  Pursuant to a mandate letter dated February 1, 1994, which was amended on November 1, 1994, between Billion Luck and Brender Services Limited ("Brender"), which is beneficially owned by a director of the Company, Billion Luck agreed to pay Brender consultancy fees of HK$80 (RMB89) per month, and pursuant to a revised consulting agreement dated April 30, 1995, Brender agreed to provide accountancy and consulting services to the Company for a period of 5 years commencing on May 1, 1995. In consideration of the services to be rendered, the monthly consultancy fee paid by Billion Luck was increased to HK$170 (RMB184) per month during May 1, 1995 to April 30, 1997. In 1997, the consultancy agreement was renewed for another three years effective from May 1, 1997, and in consideration of the additional advisory and coordination works to be performed, the monthly consultancy fee was revised to HK$270 (RMB289) per month.

         (h)      Exchange of series A preferred stock to Restricted Common
                  ---------------------------------------------------------
                  Stock and exchange of Restricted Common Stock to series B
                  ---------------------------------------------------------
                  preferred stock
                  ---------------

                  As at the dates of the respective exchanges in 1996, two directors of the Company were also directors of the holders of series A preferred stock and Restricted Common Stock, respectively.

                  Further details of the exchanges are set out in note 11.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


14.      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                 Year ended December 31,
                                                                          1996               1997               1998
                                                                       ---------------------------------------------
                                                                           RMB                RMB                RMB
         Cash paid during the year for:
           Interest expense                                             28,258              2,178                 53
           Income tax                                                    7,193              4,486              6,011
                                                                       =======            =======            =======

         Non-cash investing and financing activities:
           Conversion of 1,653 shares of
             series B convertible preferred stock
             to 4,579,004 shares of common stock                           383                  -                  -
           Exchange of 6,400,000 shares of series A
             preferred stock for 3,200,000 shares
             of Restricted Common Stock                                 53,930                  -                  -
           Exchange of 3,200,000 shares of
             Restricted Common Stock for
             3,200,000 shares of series B
             preferred stock                                               270                  -                  -
           Transfer of assets and liabilities to the
             Farming Bureau pursuant to the
             Restructuring (note 13(e)), net                           227,950            292,560                  -
           Acquisition of a minority interest in a
             subsidiary (note 3)                                             -                  -              7,000
           Acquisition of an investment (note 13(f))                         -            140,000                  -
           Disposal of an investment (note 13(f))                            -              5,000                  -
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

         (i)      Cash and cash deposits


                  The Group maintains its cash and cash deposits primarily with various PRC government authorised financial institutions. The Group performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Group's investment strategy.


         (ii)     Trade receivables

                  The Group sells to customers located throughout the PRC. Concentrations of credit risk with respect to trade receivables are limited due to the large number of entities comprising the Group's customer base. The Group carefully assesses the financial strength of its customers and generally does not require collateral.

         (iii)    Amounts due from the Farming Bureau and related companies


                  The Farming Bureau has guaranteed the recoverability of a substantial portion of the amounts due from related companies, all of which are State-owned entities controlled by the Farming Bureau. The Group carefully assesses the recoverability of those balances not guaranteed by the Farming Bureau and generally does not require collateral.


                  The Farming Bureau is a division of the Ministry of Agriculture of the PRC.


         (iv)     Cost method investments

                  The Group's cost method investments consist of interests in unlisted shares/equity of PRC companies in which the Group does not have a significant influence over their operating and financial policies.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


15.      CONCENTRATION OF RISK (continued)

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


         The Group is dependent on the Farming Bureau for providing substantially all of the supply of natural rubber. While Hainan Agricultural and the Principal Subsidiaries have entered into an agreement with the Farming Bureau which requires the Farming Bureau to prioritize allocation of natural rubber in favor of the Principal Subsidiaries, there can be no assurances that this agreement will result in continued allocations of satisfactory supplies of natural rubber.

         Additionally, the Principal Subsidiaries are dependent upon the Farming Bureau to purchase a significant portion of the materials and supplies sold by the Principal Subsidiaries in their current procurement operations. Although the Group and the Farming Bureau have entered into the S & P Agreement which requires the Farming Bureau to purchase on a priority basis from the Principal Subsidiaries the types of materials and supplies currently procured for it, there can be no assurances that the Farming Bureau will actually purchase such materials or supplies or that market terms will be sufficient to allow the Principal Subsidiaries to sell any such materials or supplies to the Farming Bureau on terms which are profitable to the Company. The S & P Agreement has a 15 year term; however, its enforceability in the PRC would be subject to broad discretion and interpretive powers of the courts and equitable terms which allow either party to terminate the agreement if the other materially defaults. Damages for actual losses may be awarded to the non-defaulting party.


         Currently, a large proportion of the Group's revenue comes from the sale of natural rubber and the procurement of materials and supplies in the PRC, which is vulnerable to the increase in the level of competition from overseas suppliers of natural rubber and the change in the supply and demand relationship with companies controlled by the Farming Bureau.


         The Group enters into commodity futures contracts to hedge the price risk associated with existing inventories and certain firm commitments for the purchase of goods, as well as for non-hedging purposes.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


15.      CONCENTRATION OF RISK (continued)

         Commodity futures contracts provide the Group with a means of managing the risks of changing commodity prices. These contracts represent commitments either to purchase or sell commodities at a future date and at a specific price. The Group is subject to market risk associated with changes in the value of the underlying commodity as well as the risk of non-performance by futures counterparties. The gross contract amount of futures contracts represents the extent of the Group's involvement and the Group's maximum exposure to credit risk. All the commodity futures contracts entered into by the Group are exchange traded contracts. The exchange acts as the counterparty to specific transactions and, therefore, bears the risk of delivery to and from counterparties to specific positions.

         Market risk resulting from a position in commodity futures contracts may be offset by other on- or off-balance sheet transactions. The Group monitors overall sensitivity to commodity price changes by analyzing the net effect of potential changes in commodity prices on the market value of commodity futures contracts and the related commodity. The Group manages the credit risk of counterparty defaults by limiting the total amount of futures contracts outstanding and by monitoring the size and maturity structure of the futures contracts portfolio.



16.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used by the Group in estimating its fair value disclosures for financial instruments:

         (i)      Cash and cash equivalents

                  The carrying amount reported in the consolidated balance sheets for cash and cash equivalents approximate their fair value.


         (ii)     Trade receivables, accounts payable and other payables

                  The carrying amounts reported in the balance sheet for trade receivables, accounts payable and other payables approximate their fair values.


         (iii)    Amounts due to/from the Farming Bureau and related companies

                  The carrying amounts are reasonable estimates of the fair values due to the short maturity of these assets and liabilities.


         (iv)     Cost method investments

                  The Group believed that the carrying amounts represent the Group's best estimate of current economic values of these investments.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


17.      RESERVES AND DISTRIBUTION OF PROFITS


         The movements in reserves during the years were as follows:

                                                                                     Collective
                                                                  Surplus               welfare
                                                                  reserve                  fund                Total
                                                                 ---------------------------------------------------
                                                                      RMB                   RMB                  RMB
         Balance at December 31, 1995                               4,465                 4,465                8,930
         Appropriation for the year                                 4,409                 4,409                8,818
                                                                  -------               -------              -------
         Balance at December 31, 1996                               8,874                 8,874               17,748
         Appropriation for the year                                 3,883                 3,883                7,766
                                                                  -------               -------              -------
         Balance at December 31, 1997                              12,757                12,757               25,514
         Appropriation for the year                                   380                   380                  760
                                                                  -------               -------              -------

         Balance at December 31, 1998                              13,137                13,137               26,274
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

         Subject to certain restrictions set out in the relevant PRC regulations and the Articles of Association, the surplus reserve may be distributed in the form of share bonus issues.

         In accordance with the relevant PRC regulations and the Articles of Association, the collective welfare fund must be used for capital expenditure on staff welfare facilities. Such facilities are for the use of the staff and are owned by Hainan Agricultural.

         According to relevant laws and regulations in the PRC, distributable reserves of Hainan Agricultural and its subsidiaries are determined in accordance with the relevant PRC accounting rules and regulations. The amounts of retained earnings of Hainan Agricultural and its subsidiaries that are included in the consolidated balance sheets as of December 31, 1998, 1997 and 1996 that are available for distribution are RMB70,615, RMB86,448 and RMB62,951, respectively.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


18.      ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)


         The component of other comprehensive income/(loss) is as follows:

                                                                                                            Currency
                                                                                                         translation
                                                                                                         adjustments
                                                                                                         -----------
                                                                                                                 RMB
         Balance at December 31, 1996                                                                              -
         Currency translation adjustment                                                                           -
                                                                                                             -------


         Balance at December 31, 1997                                                                              -
         Currency translation adjustment                                                                     (     4)
                                                                                                             -------


         Balance at December 31, 1998                                                                        (     4)
                                                                                                             =======

         The earnings associated with the Group's investment in its foreign subsidiaries are considered to be permanently invested and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided.


19.      COMMITMENTS AND CONTINGENCIES

         (a)      Lease commitments


                  At December 31, 1998, future minimum payments under non-cancellable operating leases for the leasing of buildings in Hainan, the PRC, from the Farming Bureau and companies controlled by the Farming Bureau consisted of the following:

                                                                                                                 RMB
                  Payable in:
                    1999                                                                                         242
                    2000                                                                                         242
                    2001                                                                                         170
                    2002                                                                                         170
                    2003                                                                                         170
                    Thereafter                                                                                   128
                                                                                                               -----

                  Total minimum lease payments                                                                 1,122
                                                                                                               =====

                  Rental expenses under operating leases for the years ended December 31, 1998, 1997 and 1996 amounted to RMB242, RMB242 and RMB188, respectively.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


19.      COMMITMENTS AND CONTINGENCIES (continued)

         (b)      Futures contracts


                  As of December 31, 1998, the Group had no open positions in commodity futures contracts.


                  As of December 31, 1997, the Group had open short positions in respect of its natural rubber commodity futures contracts, maturing through 1998, with a notional value of RMB3,801.


20.      FOREIGN CURRENCY EXCHANGE


         The RMB is not freely convertible into foreign currencies.


         Effective from January 1, 1994, a single rate of exchange is quoted daily by the People's Bank of China (the "Unified Exchange Rate"). However, the unification of the exchange rates does not imply convertibility of RMB into US$ or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China.


21.      RETIREMENT BENEFITS


         As stipulated by the PRC regulations, the Operating Subsidiaries participate in a defined contribution retirement plan (the "Retirement Plan") administered by a State-owned insurance company controlled by the Farming Bureau. The Operating Subsidiaries are required to make contributions to the Retirement Plan at a rate of 21% of the aggregate of basic salaries, allowances and bonuses of its existing staff. All staff of the Operating Subsidiaries are covered under the Retirement Plan and upon retirement, the retired staff are entitled to a monthly pension payment borne by the above-mentioned insurance company under the Retirement Plan. The Operating Subsidiaries are not responsible for any payments beyond the contributions to the Retirement Plan as noted above.

         The amounts of contributions paid by the Operating Subsidiaries, which were charged to the consolidated statements of income, amounted to RMB287, RMB368 and RMB1,588 for the years ended December 31, 1998, 1997 and 1996, respectively.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)



22.      VALUATION AND QUALIFYING ACCOUNTS

                                                                                  Provision for
                                                             Provision for            inventory
                                                                  doubtful               write-
                                                                  accounts                downs                Total
                                                             -------------------------------------------------------
                                                                      RMB                   RMB                  RMB
         Balance at December 31, 1995                                    -                    -                    -
         Charged to costs and expenses                                   -                    -                    -
                                                                     -----                -----                -----

         Balance at December 31, 1996                                    -                    -                    -
         Charged to costs and expenses                                   -                    -                    -
                                                                     -----                -----                -----

         Balance at December 31, 1997                                    -                    -                    -
         Charged to costs and expenses                               4,740                1,554                6,294
                                                                     -----                -----                -----

         Balance at December 31, 1998                                4,740                1,554                6,294
                                                                     =====                =====                =====

23.      SEGMENT FINANCIAL INFORMATION

         Effective January 1, 1998, the Group adopted FASB Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") and restated 1997 and 1996 segment information to conform to the new standard. SFAS 131 superseded FASB Statement of Financial Accounting Standards No. 14 "Financial Reporting for Segments of a Business Enterprise". SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect the results of operations or financial position, but did affect the disclosure of segment information.


         The Group is principally engaged in the distribution of natural rubber, the procurement of materials and supplies, and the distribution of other agricultural products in the PRC. The Group did not have any export sales during the three years ended December 31, 1998, 1997 and 1996.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


23.      SEGMENT FINANCIAL INFORMATION (continued)


         Description of products by segment
         ----------------------------------

         The Group has two reportable segments: (i) rubber, and (ii) materials, supplies and other agricultural products. The Group's rubber division primarily sells natural rubber to manufacturers and other distributors in the PRC. The Group's materials, supplies and other agricultural products division primarily sells materials, supplies and other agricultural products to farms, manufacturers and other distributors in the PRC.


         Measurement of segment profit or loss and segment assets
         --------------------------------------------------------

         The Group evaluates performance and allocates resources based on profit or loss from operations before interest, gains and losses on the Group's investment portfolio, and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.


         Intersegment sales and transfers between reportable segments are immaterial for all the periods presented.

         Factors management used to identify the Group's reportable segments
         -------------------------------------------------------------------

         The Group's reportable segments are business units that offer different products. The reportable segments are each managed separately because they distribute distinct products.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)



23.      SEGMENT FINANCIAL INFORMATION (continued)

         Operating segment information
         -----------------------------
                                                                                 Year ended December 31,
                                                                          1996               1997               1998
                                                                    ------------------------------------------------
                                                                           RMB                RMB                RMB
         Net sales to external customers:
           Natural rubber:
             Net sales to unaffiliated customers                     1,519,060            858,211            453,952
             Net sales to affiliates                                         -            245,934             16,121
                                                                     ---------          ---------          ---------
                                                                     1,519,060          1,104,145            470,073
                                                                     ---------          ---------          ---------

           Materials, supplies and other agricultural products:
               Net sales to unaffiliated customers                     102,745             12,909             43,367
               Net sales to affiliates                                 205,694             32,117             14,252
                                                                     ---------          ---------          ---------
                                                                       308,439             45,026             57,619
                                                                     ---------          ---------          ---------

         Total consolidated net sales                                1,827,499          1,149,171            527,692
                                                                     =========          =========          =========

         Depreciation and amortization expenses:
           Natural rubber                                                1,058              1,362              1,287
           Materials, supplies and other
             agricultural products                                         747                 56                 45
                                                                       -------            -------            -------

         Total segment depreciation and amortization
           expenses                                                      1,805              1,418              1,332

         Reconciling item:
           Depreciation and amortization expenses
             attributable to corporate assets                               35                 39                 38
                                                                       -------            -------            -------

         Total consolidated depreciation and
           amortization expenses                                         1,840              1,457              1,370
                                                                       =======            =======            =======

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)



23.      SEGMENT FINANCIAL INFORMATION (continued)


         Operating segment information (continued)

                                                                                 Year ended December 31,
                                                                          1996               1997               1998
                                                                     ------------------------------------------------
                                                                           RMB                RMB                RMB
         Segment profit/(loss):
           Natural rubber                                               45,919             61,104              3,465
           Materials, supplies and other
             agricultural products                                      63,511              4,777      (       7,967)
                                                                     ---------          ---------          ---------


         Total segment profit/(loss)                                   109,430             65,881      (       4,502)


         Reconciling items:
           Corporate expenses                                       (    7,736)       (    13,162)     (      15,852)
           Loss on impairment of an
             investment                                                      -                  -      (      49,969)
           Income from cost method investments                           1,525                  -                  -
           Interest income                                              29,602             14,849              6,862
           Interest expense                                         (   48,495)       (    15,007)     (         289)
                                                                     ---------          ---------          ---------
         Total consolidated income/(loss) before
           income taxes                                                 84,326             52,561      (      63,750)
                                                                     =========          =========          =========

                                                                                      December 31,
                                                                          1996               1997               1998
                                                                 ---------------------------------------------------
                                                                           RMB                RMB                RMB

         Segment assets:
           Natural rubber                                              542,005            222,507            258,090
           Materials, supplies and other
             agricultural products                                     134,837             87,916             16,298
                                                                       -------            -------            -------


         Total segment assets                                          676,842            310,423            274,388


         Reconciling items:
           Corporate assets                                             40,211             14,084              8,046
           Investments                                                  12,344            147,671            119,301
           Intersegment receivables                                  (  24,284)         (  34,298)         (  31,009)
                                                                       -------            -------            -------


         Total consolidated assets                                     705,113            437,880            370,726
                                                                       =======            =======            =======

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

23.      SEGMENT FINANCIAL INFORMATION (continued)

         Operating segment information (continued)

                                                                                 Year ended December 31,
                                                                          1996               1997               1998
                                                                       ---------------------------------------------
                                                                           RMB                RMB                RMB
         Expenditure for additions to long-lived assets:
           Natural rubber                                                    -              2,884                332
           Materials, supplies and other
             agricultural products                                       2,663                  -                 58
                                                                       -------            -------            -------

         Total segment expenditure for additions to
           long-lived assets                                             2,663              2,884                390

         Reconciling item:
           Corporate assets                                                  -                  -                700
                                                                       -------            -------            -------

         Total consolidated expenditure for
           additions to long-lived assets                                2,663              2,884              1,090
                                                                       =======            =======            =======

         Long-lived assets of reportable segments and corporate assets consisted of property and equipment.

         Net sales to external customers of the materials, supplies and other agricultural products division included the following product lines:

                                                                                 Year ended December 31,
                                                                          1996               1997               1998
                                                                      -----------------------------------------------
                                                                           RMB                RMB                RMB


         Materials and supplies                                        140,878             45,026             28,180
         Other agricultural products                                   167,561                  -             29,439

                                                                       -------            -------            -------

                                                                       308,439             45,026             57,619
                                                                       =======            =======            =======


CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)



23.      SEGMENT FINANCIAL INFORMATION (continued)


         Major customers
         ---------------
         For the year ended December 31, 1997, sales under the distribution of natural rubber segment to Jin Long amounted to approximately 21% of the total net sales of the Group.

         For the year ended December 31, 1998, sales under the distribution of natural rubber segment to two unaffiliated customers, Jilin Hualin Rubber Factory and Zhanjiang Sugar and Wine Company, amounted to approximately 20% of the total net sales of the Group.


         Except for the above, the Group did not have any major customers which represented more than 10% of the total consolidated net sales in 1998, 1997 and 1996.

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

       10.38 Consulting Agreement between the Registrant and Brender Services Limited, dated April 30, 1997 (Filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.)

       10.39 Stock Purchase Agreement, by and between HARC and Guilinyang Farm, dated December 29, 1997 (Certified English translation of original Chinese version filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.)

       10.40 Agreement for the Sale and Purchase of Share in Hainan Zhongya Aluminum Company Ltd., dated December 29, 1997, by and between First Supply and Guilinyang Farm (Certified English translation of original Chinese version filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.)

       10.41 Agreement for the Sale and Purchase of Share in Hainan Zhongwei Agricultural Resources Company Ltd., dated April 30, 1998, by and between Guilinyang Farm and the Company (Certified English translation of original Chinese version filed with Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, and incorporated herein by reference.)

       10.42 Employment Agreement between the Company and Li Feilie, dated August 1, 1998 (Filed herewith.)

       10.43 Employment Agreement between the Company and Tam Cheuk Ho, dated February 1, 1999 (Filed herewith.)

       10.44 Employment Agreement between the Company and Wong Wah On, dated February 1, 1999 (Filed herewith.)

       10.45 Service Agreement between the Company and Ching Lung Po, dated February 1, 1999 (Filed herewith.)

       11.3 Computation of Earnings Per Share for Fiscal Year ended December 31, 1998 (Contained in Financial Statements filed herewith.)

       21         Subsidiaries of the Registrant  (Filed herewith.)

       27.4       Financial Data Schedule  (Filed herewith. For SEC use only.)

       99.2 Notice of Annual Meeting, Proxy Statement and Proxy distributed to shareholders in advance of annual meeting held on December 15, 1998 (Filed with Schedule 14A dated November 30, 1998, and incorporated herein by reference.)