Form 10-Q
period 1999-03-31
CHINA RESOURCES DEVELOPMENT INC
filed 1999-05-13
CIK 793628

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarter period ended March 31, 1999
                                      --------------

[  ]     Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the transition period from ___________ to _____________



                        CHINA RESOURCES DEVELOPMENT, INC.
               (Exact Name of registrant as Specified in Charter)



         Nevada                        33-5628-NY                87-0263643
         ------                        ----------                ----------
(State or other Jurisdiction    (Commission File Number)      (IRS Employer
      of incorporation)                                      Identification No.)



                    Room 2005, 20/F, Universal Trade Centre,
                     3-5A Arbuthnot Road, Central, Hong Kong
                           Telephone: 011-852-28107205
                        (Address and telephone number of
                          principal executive offices)



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,929,004 shares of common stock, $0.001 par value, as of May 14, 1999.


Page 1 of 23 pages                                     Exhibit Index on Page 19

                                   CONVENTIONS

         Unless otherwise specified, all references in this report to "U.S. Dollars," "Dollars," "US$," or "$" are to United States dollars; all references to "Hong Kong Dollars" or "HK$" are to Hong Kong dollars; and all references to "Renminbi" or "RMB" or "Yuan" are to Renminbi Yuan, which is the lawful currency of the People's Republic of China ("China" or "PRC"). The Company and Billion Luck maintain their accounts in U.S. Dollars and Hong Kong Dollars, respectively. HARC and the Operating Subsidiaries maintain their accounts in Renminbi. The financial statements of the Company and its subsidiaries are prepared in Renminbi. Translations of amounts from Renminbi to U.S. Dollars and from Hong Kong Dollars to U.S. Dollars are for the convenience of the reader. Unless otherwise indicated, any translations from Renminbi to U.S. Dollars or from U.S. Dollars to Renminbi have been made at the single rate of exchange as quoted by the People's Bank of China (the "PBOC Rate") on March 31, 1999, which was approximately U.S.$1.00 = Rmb8.28. Translations from Hong Kong Dollars to U.S. Dollars have been made at the single rate of exchange as quoted by the Hongkong and Shanghai Banking Corporation Limited on March 31, 1999, which was approximately US$1.00 = HK$7.75. The Renminbi is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of Renminbi into U.S. Dollars or other currencies. All foreign exchange transactions take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. No representation is made that the Renminbi or U.S. Dollar amounts referred to herein could have been or could be converted into U.S. Dollars or Renminbi, as the case may be, at the PBOC Rate or at all.

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

         References to "HARC" are to Hainan Zhongwei Agricultural Resources Company Limited, a company organized in the PRC, whose capital is owned 56% by Billion Luck, 39% by the Farming Bureau and 5% by the Company.

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

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
             (Amounts in thousands, except share and per share data)

                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                           1999              1998            1999
                                                           ----              ----            ----
                                                            RMB              RMB              US$
NET SALES                                                      21,355        93,227         2,579

COST OF SALES                                                 (21,140)      (90,324)       (2,553)
                                                           ----------    ----------    ----------
GROSS PROFIT                                                      215         2,903            26

DEPRECIATION                                                     (485)         (389)          (58)

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                     (5,139)       (8,006)         (621)

FINANCIAL INCOME, NET                                             183            43            22

OTHER EXPENSES, NET                                              (330)       (1,342)          (40)
                                                           ----------    ----------    ----------
LOSS BEFORE INCOME TAXES                                       (5,556)       (6,791)         (671)

INCOME TAXES                                                     --            --            --
                                                           ----------    ----------    ----------
LOSS BEFORE MINORITY
   INTERESTS                                                   (5,556)       (6,791)         (671)

MINORITY INTERESTS                                              1,207         1,316           146
                                                           ----------    ----------    ----------
NET LOSS                                                       (4,349)       (5,475)         (525)
                                                           ==========    ==========    ==========
BASIC AND DILUTED
  LOSS PER SHARE                                                (0.73)        (0.91)        (0.09)
                                                           ==========    ==========    ==========
WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                                   5,929,004     6,029,004     5,929,004
                                                           ==========    ==========    ==========

See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998
                             (Amounts in thousands)

                                                               March 31,     December 31,      March 31,
                                                               ---------     ------------      ---------
                                                                 1999           1998            1999
                                                                 ----           ----            ----
                                                                  RMB            RMB              US$
                                                 Notes        (Unaudited)       (Note)        (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                      89,532         129,238           10,813
  Trade receivables                                               5,757           8,463              695
  Inventories                                      2             13,069          10,569            1,579
  Other receivables, deposits and prepayments                    82,452          30,449            9,958
  Amount due from Farming Bureau                                 34,077          33,667            4,116
  Amounts due from related companies                             32,733          30,802            3,953
                                                             ----------      ----------       ----------
TOTAL CURRENT ASSETS                                            257,620         243,188           31,114
PROPERTY AND EQUIPMENT                             3              6,286           7,243              759
INVESTMENTS                                                     119,301         119,301           14,408
GOODWILL                                                            987             994              119
                                                             ----------      ----------       ----------
TOTAL ASSETS                                                    384,194         370,726           46,400
                                                             ==========      ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                               15,469          12,204            1,868
  Other payables and accrued liabilities                         32,982          15,476            3,983
  Income taxes payable                                           16,366          16,366            1,977
  Amounts due to related companies                               29,544          31,291            3,568
                                                             ----------      ----------       ----------
TOTAL CURRENT LIABILITIES                                        94,361          75,337           11,396

MINORITY INTERESTS                                              106,738         107,945           12,891
                                                             ----------      ----------       ----------
TOTAL LIABILITIES AND MINORITY
   INTERESTS                                                    201,099         183,282           24,287
                                                             ----------      ----------       ----------

SHAREHOLDERS' EQUITY Common stock, US$0.001 par value:
   Authorized  -  200,000,000 shares in 1999 and 1998
   Issued and outstanding - 5,929,004 shares
     in 1999 and 1998                                                49              49                6
  Preferred stock, authorized -
    10,000,000 shares in 1999 and 1998
      Series B preferred stock, US$0.001 par value:
        Authorized - 3,200,000  shares in 1999 and 1998
        Issued and outstanding  -  3,200,000 shares in
          1999 and 1998                                              27              27                3
Additional paid-in capital                                      156,564         156,564           18,909
Reserves                                                         26,274          26,274            3,174
Retained earnings                                                   185           4,534               22
Accumulated other comprehensive income/(loss)                        (4)             (4)              (1)
                                                             ----------      ----------       ----------
TOTAL SHAREHOLDERS' EQUITY                                      183,095         187,444           22,113
                                                             ----------      ----------       ----------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                                        384,194         370,726           46,400
                                                             ==========      ==========       ==========

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                             (Amounts in thousands)


                                                                                         Accumulated
                                  Series A  Series B  Additional                               other
                         Common  preferred  preferred    paid-in             Retained  comprehensive
                          stock      stock     stock     capital  Reserves   earnings  income/(loss)       Total
                          -----      -----     -----     -------  --------   --------  -------------       -----
                            RMB        RMB       RMB         RMB       RMB        RMB                        RMB

Balance at January 1,
   1999                      49          -        27     156,564    26,274      4,534            (4)     187,444

Net loss                                                                       (4,349)                    (4,349)
                       --------     ------    ------     -------    ------   ---------        ------    --------
Balance at March 31,
   1999                      49          -        27     156,564    26,274        185            (4)     183,095
                       ========     ======    ======     =======    ======   ========         ======    ========

See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (Amounts in thousands)

                                                               Three months ended March 31,
                                                               ----------------------------
                                                            1999            1998          1998
                                                            ----            ----          ----
                                                            RMB              RMB          US$
OPERATING ACTIVITIES
Net loss                                                        (4,349)     (5,475)       (525)
Adjustments to reconcile net loss to
  net cash provided by/(used by) operating
activities:
    Depreciation and amortization                                  492         395          59
    Minority interests                                          (1,207)     (1,316)       (146)
    Loss on disposal of property and equipment                     454        --            55

Changes in operating assets and liabilities:
  Trade receivables                                              2,706     (47,555)        327
  Inventories                                                   (2,500)     38,883        (302)
  Other receivables, deposits and prepayments                  (52,003)    (53,907)     (6,281)
  Amount due from Farming Bureau                                  (410)     11,691         (49)
  Amounts due from related companies                            (1,931)    (13,003)       (233)
  Accounts payable                                               3,265      (3,072)        395
  Other payables and accrued liabilities                        17,506      (2,212)      2,114
  Income taxes payable                                            --        (3,075)       --
  Amounts due to related companies                              (1,747)       --          (211)
                                                              --------    --------    --------
Net cash used in operating activities                          (39,724)    (78,646)     (4,797)
                                                              --------    --------    --------

INVESTING ACTIVITIES
  Purchases of property and equipment                              (42)       (341)         (5)
  Proceeds from disposal of property and equipment                  60        --             7
                                                              --------    --------    --------
Net cash provided by/(used in) investing activities                 18        (341)          2
                                                              --------    --------    --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                                 (39,706)    (78,987)     (4,795)

Cash and cash equivalent, at beginning of period               129,238     124,547      15,608
                                                              --------    --------    --------
Cash and cash equivalent, at end of period                      89,532      45,560      10,813
                                                              ========    ========    ========

See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (Amounts in thousands)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

2.       INVENTORIES

                                                                         March 31,         December 31,
                                                                         ---------         ------------
                                                                              1999                 1998
                                                                              ----                 ----
                                                                               RMB                  RMB
         Finished goods                                                     13,069               10,569
                                                                            ======               ======

3.       PROPERTY AND EQUIPMENT, NET

                                                                         March 31,         December 31,
                                                                         ---------         ------------
                                                                              1999                 1998
                                                                              ----                 ----
                                                                               RMB                  RMB

         At cost:
           Buildings and leasehold improvements                              5,509                6,052
           Machinery, equipment and motor vehicles                           6,768                6,904
                                                                        ----------           ----------
                                                                            12,277               12,956

         Accumulated depreciation:                                          (5,991)              (5,713)
                                                                        ----------           ----------
         Net book value                                                      6,286                7,243
                                                                        ==========           ==========


4.       SEGMENT FINANCIAL INFORMATION

                                                                           Three months ended March 31,
                                                                           ----------------------------
                                                                              1999                 1998
                                                                              ----                 ----
                                                                               RMB                  RMB
         Net sales to external customers:
           Natural rubber
             Net sales to unaffiliated customers                            16,567               53,140
             Net sales to affiliates                                             -                3,296
                                                                         ---------            ---------
                                                                            16,567               56,436
                                                                         ---------            ---------
         Materials, supplies and other agricultural products:
             Net sales to unaffiliated customers                                83               30,484
             Net sales to affiliates                                         4,705                6,307
                                                                         ---------            ---------
                                                                             4,788               36,791
                                                                         ---------            ---------

         Total consolidated net sales                                       21,355               93,227
                                                                         =========            =========

         Segment loss:
           Natural rubber                                                   (3,098)              (2,353)
           Material, supplies and other
             agricultural products                                            (101)              (1,035)
                                                                         ---------            ---------
         Total segment loss                                                 (3,199)              (3,388)

         Reconciling items:
           Corporate expenses                                               (2,540)              (3,559)
           Interest income                                                     209                  242
           Interest expense                                                    (26)                 (86)
                                                                         ---------            ---------
         Total consolidated loss before income taxes                        (5,556)              (6,791)
                                                                         =========            =========

         Segment assets:
           Natural rubber                                                  259,905              244,418
           Material, supplies and other
             agricultural products                                          15,620               32,397
                                                                        ----------           ----------
         Total segment asset                                               275,525              276,815

         Reconciling items:
           Corporate assets                                                 19,354               48,934
           Investments                                                     119,301              147,671
           Intersegment receivables                                        (29,986)             (50,690)
                                                                        ----------           ----------
         Total consolidated assets                                         384,194              422,730
                                                                        ==========           ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

         The following table shows the selected unaudited condensed consolidated income statements data of the Company and its subsidiaries for the three months ended March 31, 1999 and 1998. The data should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and related notes thereto.

         The discussions below are presented in the Company's primary operating currency, which is the Renminbi Yuan ("RMB"). For information purposes, the amounts have been translated into U.S. dollars at an exchange rate of $1.00 = RMB8.28, which represents the approximate single rate of exchange as quoted by the People's Bank of China on March 31, 1999. No representation is made that RMB amounts could have been, or could be, converted into U.S.
dollars at that rate or any other rate.

(Amounts in thousands)                                                      Three months ended March 31,
                                                                            ----------------------------
                                                                               1999                 1998
                                                                               ----                 ----
                                                                                RMB                  RMB
Net sales:
   Natural rubber                                                            16,567               56,436
   Materials, supplies and other agricultural products                        4,788               36,791
                                                                         ----------           ----------
                                                                             21,355               93,227
                                                                         ----------           ----------
Gross profit                                                                    215                2,903
Gross profit margin (%)                                                        1.01                 3.11
Loss before income taxes                                                     (5,556)              (6,791)
Income taxes                                                                      -                    -
                                                                         ----------           ----------
Loss before minority interests                                               (5,556)              (6,791)
Minority interests                                                            1,207                1,316
                                                                         ----------           ----------
Net loss                                                                     (4,349)              (5,475)
                                                                         ==========           ==========

         NET SALES AND GROSS PROFIT

         Total net sales for the first quarter of fiscal 1999 decreased by approximately RMB72 million (US$8.7 million) or 77% to approximately RMB21 million (US$2.6 million), compared to approximately RMB93 million (US$11.2 million) for the corresponding period in 1998. Net sales of natural rubber declined by approximately RMB40 million (US$4.8 million) or 71% to approximately RMB17 million (US$2.0 million), compared to approximately RMB56 million (US$6.8 million) for the corresponding period in 1998. Net sales revenue from the procurement of materials and supplies decreased by approximately RMB32 million (US$3.9 million) or 87% to approximately RMB5 million (US$600,000), compared to approximately RMB37 million (US$4.5 million) for the corresponding period in 1998.

         Despite of the fact that the average natural rubber price for the first quarter of 1999 increased to approximately Rmb8,000 per ton, comparing to approximately Rmb7,500 per ton for the corresponding period in 1998, net sales of natural rubber decreased by approximately 71% which was attributable to the weak consumption market and the competition from imported rubber.

         The decrease in net sales of procurement of materials, supplies and other agricultural products in 1999 was mainly due to the sales of barley of Rmb29 million (US$3.5 million) in 1998. There was no sales of barley in 1999 as this product was not profitable and the management decided to suspend the trading of this product.

         Overall gross profit decreased by approximately RMB2.7 million (US$325,000) or 93% to RMB215,000 (US$26,000) for the nine months of 1999 from approximately RMB2.9 million (US$350,000) for the corresponding period in 1998. Gross profit margin decreased to 1.01% for the three months of 1999 from 3.11% for the corresponding period in 1998. The decrease in gross profit margin was primarily due to the gross loss on the procurement business.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the three months of 1999 were RMB5.1 million (US$616,000), compared to RMB8.0 million (US$966,000) for the corresponding period in 1998. The decrease was mainly due to the Company's measures to control cost, including salary cut and reduction of entertainment expenses.

         FINANCIAL INCOME, NET

         Net financial income increased by RMB138,000 (US$17,000) to RMB183,000 (US$22,000) for the three months of 1999 compared to RMB43,000 (US$5,000) for the corresponding period in 1998. The increase was due to the fact that the Company had more cash deposits with financial institutions during the first quarter of 1999 in comparing with the corresponding period in 1998.

         OTHER EXPENSES, NET

         Other expenses, net decreased by approximately RMB1 million (US$122,000) or 75% from RMB1.3 million (US$157,000) for the three months of 1998 to RMB330,000 (US$40,000) for the corresponding period in 1999. The net expenses for the three months of 1998 mainly represented net loss from the trading of rubber futures contracts. The net expenses for the three months of 1999 mainly represented the loss on disposal of fixed assets.

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

         The Company has a working capital surplus of approximately RMB163 million (US$19.7 million) as of March 31, 1999, compared to that of approximately RMB168 million (US$20.0 million) as of December 31, 1998. Net cash used in operating activities for the three months ended March 31, 1999 was approximately RMB40 million (US$4.8 million) as compared to approximately RMB79 million (US$9.5 million) for the corresponding period in 1998. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in operating assets and liabilities.

         There has been no other significant change in financial condition and liquidity since the fiscal year ended December 31, 1998. The Company believes that internally generated funds will be sufficient to satisfy its anticipated working capital needs for at least the next twelve months.


MARKET RISK AND RISK MANAGEMENT POLICIES

         The Company's interest income is most sensitive to changes in the general level of interest rates. As at March 31, 1999, approximately 85% of the Company's cash equivalents are mainly Renminbi and Hong Kong Dollars deposits with financial institution, bearing market interest rates without fixed term. The remaining balance of cash equivalents are Hong Kong Dollars short term fixed deposits.

         Since 1996, the Company's board of directors has adopted a risk management resolution authorizing the management to enter natural rubber commodities futures contracts for hedging the price risk associated with certain firm commitments for the purchase of natural rubber. The Company also trades natural rubber commodity futures contracts which are not specific hedges. As at March 31, 1999, the Company had neither a position in natural rubber commodity futures contracts, nor firm commitments for the purchase of natural rubber.


YEAR 2000 ISSUE

         As is more fully described in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998, the Company is modifying or replacing its software as well as hardware to ensure Year 2000 compliance. The Company believes that the costs directly associated with the year 2000 issue will be less than US$20,000 and that all required upgrades and replacements will be completed prior to the end of the third quarter of 1999.

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

       10.42 Employment Agreement between the Company and Li Feilie, dated August 1, 1998 (Filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.)

       10.43 Employment Agreement between the Company and Tam Cheuk Ho, dated February 1, 1999 (Filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.)

       10.44 Employment Agreement between the Company and Wong Wah On, dated February 1, 1999 (Filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.)

       10.45 Service Agreement between the Company and Ching Lung Po, dated February 1, 1999 (Filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.)

       11 Computation of Earnings/(Loss) Per Share (Contained in Financial Statements in Part I, Item I hereof.)

       27.1       Financial Data Schedule  (Filed herewith. For SEC use only.)

       (b) During the three months ended March 31, 1999, the Company filed one current report on Form 8-K. On March 12, 1999, the Company filed a report on Form 8-K dated January 29, 1999, which reported, in Item 5, the proposed one-for-ten reverse stock split of the Company's outstanding common stock, $0.001 per share, and certain changes to the Company's shareholders and board of directors. No financial statements were filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CHINA RESOURCES DEVELOPMENT, INC.





May 14, 1999                         By:/s/ Ching Lung Po
                                        -------------------------------------
                                        Ching Lung Po, Chairman of the Board
                                        of Directors



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

       10.42 Employment Agreement between the Company and Li Feilie, dated August 1, 1998 (Filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.)

       10.43 Employment Agreement between the Company and Tam Cheuk Ho, dated February 1, 1999 (Filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.)

       10.44 Employment Agreement between the Company and Wong Wah On, dated February 1, 1999 (Filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.)

       10.45 Service Agreement between the Company and Ching Lung Po, dated February 1, 1999 (Filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.)

       11 Computation of Earnings/(Loss) Per Share (Contained in Financial Statements in Part I, Item I hereof.)

       27.1       Financial Data Schedule  (Filed herewith. For SEC use only.)