Form 10-Q
period 1999-06-30
CHINA RESOURCES DEVELOPMENT INC
filed 1999-08-13
CIK 793628

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q




[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

                   For the quarter period ended June 30, 1999

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

                           Yes    X        No
                                 ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 592,900 shares of common stock, $0.001 par value, as of August 13, 1999.

                                                        Exhibit Index on Page 17
                                       1

                                   CONVENTIONS

         Unless otherwise specified, all references in this report to "U.S. Dollars," "Dollars," "US$," or "$" are to United States dollars; all references to "Hong Kong Dollars" or "HK$" are to Hong Kong dollars; and all references to "Renminbi" or "RMB" or "Yuan" are to Renminbi Yuan, which is the lawful currency of the People's Republic of China ("China" or "PRC"). The Company and Billion Luck maintain their accounts in U.S. Dollars and Hong Kong Dollars, respectively. HARC and the Operating Subsidiaries maintain their accounts in Renminbi. The financial statements of the Company and its subsidiaries are prepared in Renminbi. Translations of amounts from Renminbi to U.S. Dollars and from Hong Kong Dollars to U.S. Dollars are for the convenience of the reader. Unless otherwise indicated, any translations from Renminbi to U.S. Dollars or from U.S. Dollars to Renminbi have been made at the single rate of exchange as quoted by the People's Bank of China (the "PBOC Rate") on June 30, 1999, which was approximately U.S.$1.00 = Rmb8.28. Translations from Hong Kong Dollars to U.S. Dollars have been made at the single rate of exchange as quoted by the Hongkong and Shanghai Banking Corporation Limited on June 30, 1999, which was approximately US$1.00 = HK$7.75. The Renminbi is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of Renminbi into U.S. Dollars or other currencies. All foreign exchange transactions take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. No representation is made that the Renminbi or U.S. Dollar amounts referred to herein could have been or could be converted into U.S. Dollars or Renminbi, as the case may be, at the PBOC Rate or at all.

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

         References to "Operating Subsidiaries" are to the consolidated operations, assets and/or activities, as the context indicates, of First Supply, Second Supply and HARC.

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

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
             (Amounts in thousands, except share and per share data)



                                       Three Months Ended June 30,         Six Months Ended June 30,
                                       ---------------------------         -------------------------
                                      1999        1998       1999        1999        1998        1999
                                      ----        ----       ----        ----        ----        ----
                                      RMB         RMB         US$        RMB         RMB         US$

NET SALES                              83,960     120,140     10,140     105,315     213,367      12,719

COST OF SALES                        (81,928)   (113,680)    (9,895)   (103,068)   (204,004)    (12,448)
                                   ----------   ---------    -------   --------    ---------    --------
GROSS PROFIT                            2,032       6,460        245       2,247       9,363         271

DEPRECIATION                            (337)       (432)       (41)       (822)       (821)        (99)

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES            (6,017)     (7,529)      (726)    (11,156)    (15,535)     (1,347)

FINANCIAL INCOME, NET                     399       4,689         48         582       4,732          70

OTHER INCOME, NET                       6,636       2,960        802       6,306       1,618         762
                                   ----------   ---------    -------   --------    ---------    --------
INCOME/(LOSS) BEFORE
   INCOME TAXES                         2,713       6,148        328     (2,843)       (643)       (343)

INCOME TAXES                            (620)     (1,053)       (75)       (620)     (1,053)        (75)
                                   ----------   ---------    -------   --------    ---------    --------
INCOME/(LOSS) BEFORE
   MINORITY INTERESTS                   2,093       5,095        253     (3,463)     (1,696)       (418)

MINORITY INTERESTS                    (1,865)     (3,254)      (225)       (658)     (1,938)        (80)
                                   ----------   ---------    -------   --------    ---------    --------
NET INCOME/(LOSS)                         228       1,841         28     (4,121)     (3,634)       (498)
                                      =======     =======    =======     =======     =======     =======
BASIC AND DILUTED
  INCOME/(LOSS) PER SHARE                0.38        0.31       0.05      (6.95)      (0.60)      (0.84)
                                   ==========   =========    =======   =========   =========   =========
WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING             592,900   6,029,004    592,900     592,900   6,029,004     592,900
                                   ==========   =========    =======   =========   =========   =========

See notes to condensed consolidated financial statements.


               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                    AS OF JUNE 30, 1999 AND DECEMBER 31, 1998
                             (Amounts in thousands)


                                                              June 30,       December 31,       June 30,
                                                                1999             1998             1999
                                                                 RMB             RMB               US$
                                                 Notes       (Unaudited)        (Note)         (Unaudited)

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                     104,726         129,238           12,648
  Trade receivables                                               3,675           8,463              444
  Inventories                                      2             13,355          10,569            1,613
  Other receivables, deposits and prepayments                    63,095          30,449            7,620
  Amount due from Farming Bureau                                 34,658          33,667            4,186
  Amounts due from related companies                             35,732          30,802            4,315
                                                                -------         -------           ------
TOTAL CURRENT ASSETS                                            255,241         243,188           30,826
PROPERTY AND EQUIPMENT                             3              9,233           7,243            1,115
INVESTMENTS                                                     119,301         119,301           14,409
GOODWILL                                                            979             994              118
                                                                -------         -------           ------
TOTAL ASSETS                                                    384,754         370,726           46,468
                                                                =======         =======           ======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                               15,255          12,204            1,842
  Other payables and accrued liabilities                         28,753          15,476            3,473
  Income taxes payable                                           16,986          16,366            2,052
  Amounts due to related companies                               28,834          31,291            3,482
                                                                -------         -------           ------
TOTAL CURRENT LIABILITIES                                        89,828          75,337           10,849

MINORITY INTERESTS                                              111,603         107,945           13,479
                                                                -------         -------           ------
TOTAL LIABILITIES AND MINORITY
   INTERESTS                                                    201,431         183,282           24,328
                                                                -------         -------           ------

SHAREHOLDERS' EQUITY Common stock, US$0.001 par value:
   Authorized  -  200,000,000  shares  in 1999
and 1998
   Issued and  outstanding - 592,900 shares in
1999
     and 5,929,004 shares in 1998                                     5              49                1
  Preferred stock, authorized -
    10,000,000 shares in 1999 and 1998
      Series B preferred  stock,  US$0.001 par
value:
        Authorized - 3,200,000  shares in 1999
and 1998
        Issued  and   outstanding   -  320,000
shares
          1999 and 3,200,000 shares in 1998                           3              27                -
Additional paid-in capital                                      156,632         156,564           18,917
Reserves                                                         26,274          26,274            3,173
Retained earnings                                                   413           4,534               49
Accumulated other comprehensive income/(loss)                       (4)             (4)                -
                                                                -------         -------           ------
TOTAL SHAREHOLDERS' EQUITY                                      183,323         187,444           22,140
                                                                -------         -------           ------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                                        384,754         370,726           46,468
                                                                =======         =======           ======

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.


               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                             (Amounts in thousands)


                                                                                                        Accumulated
                                    Series A    Series B     Additional                                       other
                         Common    preferred   preferred        paid-in                  Retained     comprehensive
                          stock        stock       stock        capital     Reserves     earnings      income/(loss)      Total
                            RMB          RMB         RMB            RMB          RMB          RMB                          RMB

Balance at January 1,
   1999                      49           -           27        156,564       26,274        4,534               (4)     187,444

One-for-ten reverse
  stock split              (44)           -         (24)             68            -            -                -           -

Net loss                      -                                                           (4,121)                -      (4,121)
                         ------      ------      -------        -------       -----       -------           ------     --------
Balance at June 30,
   1999                       5           -            3        156,632       26,274          413               (4)    183,323
                         ======      ======      =======        =======       ======      =======           ======     =======

See notes to condensed consolidated financial statements.


               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                             (Amounts in thousands)

                                                                      Six months ended June 30,
                                                                      -------------------------
                                                                1999            1998               1998
                                                                RMB             RMB                 US$
                                                                ---              ---               ---
OPERATING ACTIVITIES
Net loss                                                      (4,121)          (3,634)             (498)
Adjustments to reconcile net loss to
  net cash provided by/(used by) operating activities:
    Depreciation and amortization                                 837              834               101
    Minority interests                                            658            1,938                79
    Loss on disposal of property and equipment                    522                -                63

Changes in operating assets and liabilities:
  Trade receivables                                             4,788            5,032               578
  Inventories                                                 (2,786)           40,886             (336)
  Other receivables, deposits and prepayments                (32,646)          (3,531)           (3,943)
  Amount due from Farming Bureau                                (991)           10,184             (120)
  Amounts due from related companies                          (4,930)         (20,616)             (595)
  Accounts payable                                              3,051          (6,410)               369
  Other payables and accrued liabilities                       13,277          (2,646)             1,604
  Income taxes payable                                            620          (4,963)                75
  Amounts due to related companies                            (2,457)                -             (297)
                                                             --------         --------          --------
Net cash provided by/(used in) operating activities          (24,178)           17,074           (2,920)
                                                             --------         --------          --------

INVESTING ACTIVITIES
  Purchases of property and equipment                         (3,434)            (366)             (414)
  Proceeds from disposal of property and equipment                100                -                12
  Increase in minority interests                                3,000                -               362
                                                             --------         --------          --------
Net cash used in investing activities                           (334)            (366)              (40)
                                                             --------         --------          --------

NET INCREASE/(DECREASE) IN CASH AND CASH
   EQUIVALENTS                                               (24,512)           16,708           (2,960)

Cash and cash equivalent, at beginning of period              129,238          124,547            15,608
                                                             --------         --------          --------
Cash and cash equivalent, at end of period                    104,726          141,255            12,648
                                                             ========         ========          ========

See notes to condensed consolidated financial statements.


               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (Amounts in thousands)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

2.       INVENTORIES

                                                       June 30,     December 31,
                                                           1999             1998
                                                            RMB              RMB

         Finished goods                                  13,355           10,569
                                                         ======          =======

3.       PROPERTY AND EQUIPMENT, NET

                                                       June 30,     December 31,
                                                           1999             1998
                                                            RMB              RMB

         At cost:
           Buildings and leasehold improvements           8,862            6,052
           Machinery, equipment and motor vehicles        6,117            6,904
                                                       --------          -------
                                                         14,979           12,956

         Accumulated depreciation:                      (5,746)          (5,713)
                                                       --------          -------
         Net book value                                   9,233            7,243
                                                       ========          =======

4.       SEGMENT FINANCIAL INFORMATION


                                                                 Three months ended June   Six months ended   June
                                                                                     30,                       30,
                                                                        1999         1998         1999         1998
                                                                         RMB          RMB          RMB          RMB
         Net sales to external customers:
           Natural rubber
             Net sales to unaffiliated customers                      71,894       94,439       88,461      147,579
             Net sales to affiliates                                       -       15,887            -       19,183
                                                                      ------      -------      -------      -------
                                                                      71,894      110,326       88,461      166,762
                                                                      ------      -------      -------      -------
         Materials, supplies and other Agricultural products:
             Net sales to unaffiliated customers                       3,130        2,553        3,213       33,037
             Net sales to affiliates                                   8,936        7,261       13,641       13,568
                                                                      ------      -------      -------      -------
                                                                      12,066        9,814       16,854       46,605
                                                                      ------      -------      -------      -------

         Total consolidated net sales                                 83,960      120,140      105,315      213,367
                                                                      ======      =======      =======      =======

         Segment profit/(loss):
           Natural rubber                                            (1,153)        6,920      (4,251)        4,567
           Material, supplies and other
             agricultural products                                     (349)      (2,034)        (450)      (3,069)
                                                                      ------      -------      -------      -------
         Total segment profit/(loss)                                 (1,502)        4,886      (4,701)        1,498

         Reconciling items:
           Corporate expenses                                        (2,848)      (3,336)      (5,388)      (6,895)
           Income from long term investment                            6,664            -        6,664            -
           Interest income                                               399        4,769          608        5,011
           Interest expense                                                -        (171)         (26)        (257)
                                                                      ------      -------      -------      -------
         Total consolidated profit/(loss) before
           income taxes                                                2,713        6,148      (2,843)        (643)
                                                                      ======      =======      =======      =======

                                                                                         June 30,      December 31,
                                                                                             1999              1998
                                                                                              RMB               RMB

         Segment assets:
           Natural rubber                                                                 267,151           258,090
           Material, supplies and other
             agricultural products                                                         14,538            16,298
                                                                                         --------           -------
         Total segment asset                                                              281,689           274,388

         Reconciling items:
           Corporate assets                                                                12,097             8,046
           Investments                                                                    119,301           119,301
           Intersegment receivables                                                      (28,333)          (31,009)
                                                                                         --------          --------
         Total consolidated assets                                                        384,754           370,726
                                                                                         ========           =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

         The following table shows the selected unaudited condensed consolidated income statement data of the Company and its subsidiaries for the three months and six months ended June 30, 1999 and 1998. The data should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and related notes thereto.

         The discussions below are presented in the Company's primary operating currency, which is the Renminbi Yuan ("RMB"). For information purposes only, the amounts may be translated into U.S. dollars at an exchange rate of $1.00 = RMB8.28, which represents the approximate single rate of exchange as quoted by the People's Bank of China on June 30, 1999. No representation is made that RMB amounts could have been, or could be, converted into U.S. dollars at that rate or any other rate.



(Amounts in thousands)                      Three months ended June 30,        Six months ended June 30,
----------------------                      ---------------------------        -------------------------
                                                  1999             1998            1999             1998
                                                   RMB              RMB             RMB              RMB
Net sales:
   Natural rubber                               71,894          110,326          88,461          166,762
   Materials, supplies and other
      agricultural products                     12,066            9,814          16,854           46,605
                                               -------          -------         -------          -------
                                                83,960          120,140         105,315          213,367
                                               -------          -------         -------          -------
Gross profit                                     2,032            6,460           2,247            9,363
Gross profit margin (%)                           2.42             5.38            2.13             4.39
Income/(loss) before income taxes                2,713            6,148         (2,843)            (643)
Income taxes                                     (620)          (1,053)           (620)          (1,053)
                                               -------          -------         -------          -------
Income/(loss)     before    minority             2,093            5,095         (3,463)          (1,696)
interests
Minority interests                             (1,865)          (3,254)           (658)          (1,938)
                                               -------          -------         -------          -------
Net income/(loss)                                  228            1,841         (4,121)          (3,634)
                                               =======          =======         =======          =======

         NET SALES AND GROSS PROFIT

         Total net sales for the second quarter of fiscal 1999 decreased by approximately RMB36 million (US$4.3 million) or 30% to approximately RMB84 million (US$10.1 million), compared to approximately RMB120 million (US$14.5 million) for the corresponding period in 1998. Net sales of natural rubber declined by approximately RMB38 million (US$4.6 million) or 35% to approximately RMB72 million (US$8.7 million), compared to approximately RMB110 million (US$13.3 million) for the corresponding period in 1998. Net sales revenue from the procurement of materials and supplies increased by approximately RMB2 million (US$242,000) or 23% to approximately RMB12 million (US$1.4 million), compared to approximately RMB10 million (US$1.2 million) for the corresponding period in 1998.

         For the first half of 1999, the Company's total net sales decreased by approximately RMB108 (US$13.0 million) or 50.6% to approximately RMB213 million (US$25.7 million), compared to approximately RMB105 million (US$12.7 million) for the corresponding period in 1998. The net sales of natural rubber decreased by approximately RMB78 (US$9.4 million) or 47.0% while the net sales of materials and supplies decreased by RMB30 million (US$3.6 million) or 63.8%.

         Net sales of natural rubber decreased by 35% and 47% for the second quarter and the first half year of 1999, respectively, despite of the fact that the average natural rubber price in fiscal 1999 increased to approximately Rmb8,200 per ton, compared to approximately Rmb7,000 per ton for the corresponding period in 1998. The decrease in net sales was attributable to the weak consumption market and the competition from imported rubber.

         The decrease in net sales of procurement of materials, supplies and other agricultural products for the first half year of 1999 was mainly due to the sales of barley of Rmb29 million (US$3.5 million) in 1998. There were no sales of barley in 1999 as this product was not profitable and the management decided to suspend the trading of this product.

         Overall gross profit decreased by approximately RMB7.1 million (US$857,000) or 76% to RMB2.2 million (US$266,000) for the six months ended June 30, 1999, from approximately RMB9.4 million (US$1.1 million) for the corresponding period in 1998. Gross profit margin decreased to 2.13% for the six months ended June 30, 1999 from 4.39% for the corresponding period in 1998. The decrease in gross profit margin was primarily due to the decrease in guaranteed profit on natural rubber sales by the Farming Bureau from 3.5% to 1.5%. The selling price of domestic natural rubber reached a record low in the year 1998, and the existing state of the natural rubber market is expected to persist for quite some time. Upon a request by the Farming Bureau, and in view of the existing state of the natural rubber market, a mutual agreement dated May 21, 1999 between the Farming Bureau and the Operating Subsidiaries was entered into. Pursuant to this agreement, the minimum gross profit guarantee of 3.5% earned by the Operating Subsidiaries on natural rubber sales has been reduced to 1.5% in order to reflect the prevailing market rate more realistically. The agreement took effect from April 1, 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the second quarter of 1999 were RMB6.0 million (US$726,000), compared to RMB7.5 million (US$906,000) for the corresponding period in 1998.

         Selling, general and administration expenses for the first half of 1999 were RMB11.2 (US$1.4 million), compared to RMB15.5 million (US$1.9 million) for the corresponding period in 1998.

         The decrease was mainly due to the decrease in the Company's net sales. The Company also successfully adopted additional measures to control costs, including salary cuts and reduction of entertainment expenses.

         FINANCIAL INCOME, NET

         Net financial income decreased significantly from RMB4.7 million (US$568,000) for the first half year of 1998 to RMB582,000 (US$70,000) for the corresponding period in 1999 and from RMB4.7 million (US$568,000) for the second quarter of 1998 to RMB399,000 (US$48,000) for the corresponding period in 1999. The Company placed RMB123 million time deposits with financial institutions in the second quarter of 1998 that matured in the fourth quarter of 1998. These time deposit earned higher interest than the saving accounts which accounted for the decrease in financial income in 1999.

         OTHER INCOME, NET

         Other income increased significantly from RMB1.6 million (US$193,000) for the first half of 1998 to RMB6.3 million (US$762,000) for the corresponding period in 1999 and from RMB3.0 million (US$362,000) for the second quarter of 1998 to RMB6.6 million (US$802,000) for the corresponding period in 1999. Other income in 1998 mainly represented net income from the trading of rubber futures contracts while the other income in 1999 mainly represented the dividend income received on the long-term investment.

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

         The Company has a working capital surplus of approximately RMB165 million (US$19.9 million) as of June 30, 1999, compared to that of approximately RMB168 million (US$20.0 million) as of December 31, 1998. Net cash used in operating activities for the six months ended June 30, 1999 was approximately RMB24 million (US$2.9 million) as compared to net cash provided by operating activities of approximately RMB17 million (US$2.1 million) for the corresponding period in 1998. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in operating assets and liabilities.

         There has been no other significant change in financial condition and liquidity since the fiscal year ended December 31, 1998. The Company believes that internally generated funds will be sufficient to satisfy its anticipated working capital needs for at least the next twelve months.


MARKET RISK AND RISK MANAGEMENT POLICIES

         The Company's interest income is most sensitive to changes in the general level of interest rates. As at June 30, 1999, approximately 95% of the Company's cash equivalents are mainly Renminbi and Hong Kong Dollar deposits with financial institutions, bearing market interest rates without fixed term. The remaining balance of cash equivalents are United States Dollar and Hong Kong Dollar short-term fixed deposits.

         Since 1996, the Company's board of directors has adopted a risk management resolution authorizing the management to enter into natural rubber commodities futures contracts for hedging the price risk associated with certain firm commitments for the purchase of natural rubber. The Company also trades natural rubber commodity futures contracts that are not specific hedges. As at June 30, 1999, the Company had neither a position in natural rubber commodity futures contracts, nor firm commitments for the purchase of natural rubber.


YEAR 2000 ISSUE

         As is more fully described in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998, the Company is modifying or replacing its software and hardware to ensure Year 2000 compliance. The Company believes that the costs directly associated with the year 2000 issue will be less than US$20,000 and that all required upgrades and replacements will be completed prior to the end of the third quarter of 1999.

         Although the Company believes that its internal exposure to the year 2000 issue is limited and that its remediation efforts will be successful in addressing its year 2000 issues, there can be no assurance that such remediation efforts will be successful or that its upgraded software or any newly installed systems will be fully year 2000 compatible. At this time, the Company is unable to accurately predict the consequences of failed remediation efforts or a failure of the Company's upgraded software or new systems to effectively address the year 2000 issue, although management does not believe that any such failures will result in a material adverse effect on the Company or its subsidiaries, or the operation of their business.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

         NONE

ITEM 2.  CHANGES IN SECURITIES:

         On May 28, 1999, the Company's shareholders approved a one-for-ten reverse stock split at the annual shareholders meeting. The reverse split becomes effective upon the close of trading on June 11, 1999.

         On April 30, 1999, the record date for the annual shareholders meeting, there were 5,929,004 shares of common stock and 3,200,000 shares of Series B preferred stock outstanding. Following the reverse split, there are 592,900 shares of common stock and 320,000 shares of Series B preferred stock outstanding. The par value of the stock and the number of authorized shares were not affected.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         On May 28, 1999, pursuant to proper notice, the Company held its annual meeting of shareholders. Several matters were submitted to a vote of the shareholders of the Company, and proxies were properly solicited from the holders of shares of the Company's common stock on April 30, 1999, the record date for the meeting established by the Company's Board of Directors. A quorum of shares entitled to vote was present at the meeting or represented by proxies, and the following matters were approved by the holders of a majority of the outstanding shares of the Company:

         1. a proposal by the Board of Directors to effect a one-for-ten reverse stock split of the Company's outstanding common stock, par value $0.001 per share, and of the Company's outstanding Series B Preferred stock, par value $0.001 per share (5,370,843 votes for, 71,328 votes against, 188,920 abstentions);

         2.   the election of Wan Ying Lin (5,545,285 votes for, 575
              votes withheld, 85,231 abstentions) and Ng Kin Sing (5,542,705 votes for, 3,155 votes withheld, 85,231 abstentions) to serve as directors in Class III; and,

         3. the ratification of the appointment of Ernst & Young as the Company's independent accountants for the fiscal year ending December 31, 1999 (5,598,041 votes for, 29,540 votes against, 3,510 abstentions).

The proxy materials sent to the shareholders of the Company, which included the notice to shareholders and the full text of each of the above proposals as proposed and adopted are incorporated herein by reference.

ITEM 5.  OTHER INFORMATION

         On May 6, 1999, pursuant to the oral hearing before a Nasdaq Listing Qualifications Panel (the "Panel"), the Company's securities continue its listing on the Nasdaq SmallCap Market as determined by the Panel.

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

        10.1 Land Use Agreement dated November 5, 1994, by and between Hainan Province Agricultural Reclamation No. 1 Materials Supply & Sales Company (First Supply) and Hainan Province Agricultural Reclamation Jin Long Materials General Company (Original Chinese version with certified English translation filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)

        10.2 Land Use Agreement dated November 5, 1994, by and between Hainan Province Agricultural Reclamation No. 2 Materials Supply & Sales Company (Second Supply) and Hainan Province Agricultural Reclamation Jin Huan Materials General Company (Original Chinese version with certified English translation filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)

       10.3 Long-Term Sale and Purchase Agreement dated November 5, 1994, by and among Hainan Province Agricultural Reclamation General Company (the Farming Bureau), Hainan Agricultural Resources Company Ltd., Hainan Province Agricultural Reclamation No. 1 Materials Supply & Marketing Company (First Supply), and Hainan Province Agricultural Reclamation No. 2 Materials Supply & Marketing Company (Second Supply) (Original Chinese version with English translation filed with Annual Report on

                  Form 10-K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)

       10.4 Rental Agreement, by and between General Bureau of Hainan State Farms (the Farming Bureau) and Hainan Agricultural Resources Company Limited (Original Chinese version with English Translation filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)

       10.5 Guaranty Agreement, by and among Hainan Province Agricultural Reclamation General Company (the Farming Bureau), Hainan Agricultural Reclamation No. 1 Materials Supply & Sales Company (First Supply) and Hainan Agricultural Reclamation No. 2 Materials Supply & Sales Company (Second Supply) (Original Chinese version with certified English Translation filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)

       10.6 China Resources Development, Inc., 1995 Stock Option Plan, adopted as of March 31, 1995 (Filed with Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 1995, and the Current Report on Form 8-K dated June 19, 1995, and incorporated herein by reference.)

       10.7 Contract on Investment in the Xilian Timber Mill between HARC and the State-Run Xilian Farm of Hainan Province dated July 7, 1994, and Supplementary Agreement dated December 24, 1994 (Original Chinese version with English translation filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.)

       10.8 Loan Agreement between HARC and the Farming Bureau, dated March 25, 1996, and the supplementary agreement dated December 31, 1996 (Certified English translation of original Chinese version filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996,and incorporated herein by reference.)

       10.9 Loan Agreement between HARC and the Registrant, dated March 25, 1996 (Certified English translation of original Chinese version filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996, and incorporated herein by reference.)

       10.10 Rental Agreement between HARC and the Hainan Farming Bureau Testing Center, dated August 9, 1996 (Certified English translation of original Chinese version filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996, and incorporated herein by reference.)

       10.11 China Resources Development, Inc., Amended and Restated 1995 Stock Option Plan, as amended on December 30, 1996 (Filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996, and incorporated herein by reference.)

       10.12 Advertising and Media Agreement by and between the Registrant and Marketing Direct Concepts, Inc., dated April 1, 1997 (Filed with Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997, and incorporated herein by reference.)

       10.13 Financial Consulting Agreement by and between the Registrant and Integrated Capital Development Group, Inc., dated May 1, 1997 (Filed with Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997, and incorporated herein by reference.)

       10.14 Consulting Agreement between the Registrant and Brender Services Limited, dated April 30, 1997 (Filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.)

       10.15 Stock Purchase Agreement, by and between HARC and Guilinyang Farm, dated December 29, 1997. (Filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.)

       10.16 Agreement for the Sale and Purchase of Share in Hainan Zhongya Aluminum Company Ltd., dated December 29, 1997, by and between First Supply and Guilinyang Farm. (Filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.)

       10.17 Agreement for the Sale and Purchase of Share in Hainan Zhongwei Agricultural Resources Company Ltd., dated April 30, 1998, by and between Guilinyang Farm and the Company. (Filed with Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998 and incorporated herein by reference.)

       10.18 Employment Agreement between the Company and Li Feilie, dated August 1, 1998 (Filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.)

       10.19 Employment Agreement between the Company and Tam Cheuk Ho, dated February 1, 1999 (Filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.)

       10.20 Employment Agreement between the Company and Wong Wah On, dated February 1, 1999 (Filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.)

       10.21 Service Agreement between the Company and Ching Lung Po, dated February 1, 1999 (Filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.)

       10.22 Long-Term Sale and Purchase Supplementary Agreement No. 3 by and among Farming Bureau, HARC, First Supply and Second Supply, dated May 21, 1999 (Certified English translation of original Chinese version filed herewith.)

       11 Computation of Earnings/(Loss) Per Share (Contained in Financial Statements in Part I, Item I hereof.)

       27.1       Financial Data Schedule (Filed herewith. For SEC use only.)

       99.2 Notice of Annual Meeting, Proxy Statement and Proxy distributed to shareholders in advance of annual meeting held on May 28, 1999 (Filed with Schedule 14A dated May 6, 1999, and incorporated herein by reference.)

       (b) During the three months ended June 30, 1999, the Company filed no current reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CHINA RESOURCES DEVELOPMENT, INC.





August 13, 1999                      By:/s/ Ching Lung Po
                                        ---------------------------------
                                        Ching Lung Po, President



                                     By:/s/ Tam Cheuk Ho
                                        -----------------------------------
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

        10.1 Land Use Agreement dated November 5, 1994, by and between Hainan Province Agricultural Reclamation No. 1 Materials Supply & Sales Company (First Supply) and Hainan Province Agricultural Reclamation Jin Long Materials General Company (Original Chinese version with certified English translation filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)

        10.2 Land Use Agreement dated November 5, 1994, by and between Hainan Province Agricultural Reclamation No. 2 Materials Supply & Sales Company (Second Supply) and Hainan Province Agricultural Reclamation Jin Huan Materials General Company (Original Chinese version with certified English translation filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)

        10.3 Long-Term Sale and Purchase Agreement dated November 5, 1994, by and among Hainan Province Agricultural Reclamation General Company (the Farming Bureau), Hainan Agricultural Resources Company Ltd., Hainan Province Agricultural Reclamation No. 1

                  Materials Supply & Marketing Company (First Supply), and Hainan Province Agricultural Reclamation No. 2 Materials Supply & Marketing Company (Second Supply) (Original Chinese version with English translation filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)

        10.4 Rental Agreement, by and between General Bureau of Hainan State Farms (the Farming Bureau) and Hainan Agricultural Resources Company Limited (Original Chinese version with English Translation filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)

        10.5 Guaranty Agreement, by and among Hainan Province Agricultural Reclamation General Company (the Farming Bureau), Hainan Agricultural Reclamation No. 1 Materials Supply & Sales Company (First Supply) and Hainan Agricultural Reclamation No. 2 Materials Supply & Sales Company (Second Supply) (Original Chinese version with certified English Translation filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)

        10.6 China Resources Development, Inc., 1995 Stock Option Plan, adopted as of March 31, 1995 (Filed with Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 1995, and the Current Report on Form 8-K dated June 19, 1995, and incorporated herein by reference.)

        10.7 Contract on Investment in the Xilian Timber Mill between HARC and the State-Run Xilian Farm of Hainan Province dated July 7, 1994, and Supplementary Agreement dated December 24, 1994 (Original Chinese version with English translation filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.)

        10.8 Loan Agreement between HARC and the Farming Bureau, dated March 25, 1996, and the supplementary agreement dated December 31, 1996 (Certified English translation of original Chinese version filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996,and incorporated herein by reference.)

        10.9 Loan Agreement between HARC and the Registrant, dated March 25, 1996 (Certified English translation of original Chinese version filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996, and incorporated herein by reference.)

        10.10 Rental Agreement between HARC and the Hainan Farming Bureau Testing Center, dated August 9, 1996 (Certified English translation of original Chinese version filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996, and incorporated herein by reference.)

        10.11 China Resources Development, Inc., Amended and Restated 1995 Stock Option Plan, as amended on December 30, 1996 (Filed with Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996, and incorporated herein by reference.)

        10.12 Advertising and Media Agreement by and between the Registrant and Marketing Direct Concepts, Inc., dated April 1, 1997 (Filed with Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997, and incorporated herein by reference.)

        10.13 Financial Consulting Agreement by and between the Registrant and Integrated Capital Development Group, Inc., dated May 1, 1997 (Filed with Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997, and incorporated herein by reference.)

        10.14 Consulting Agreement between the Registrant and Brender Services Limited, dated April 30, 1997 (Filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.)




        10.15 Stock Purchase Agreement, by and between HARC and Guilinyang Farm, dated December 29, 1997. (Filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.)

        10.16 Agreement for the Sale and Purchase of Share in Hainan Zhongya Aluminum Company Ltd., dated December 29, 1997, by and between First Supply and Guilinyang Farm. (Filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.)

        10.17 Agreement for the Sale and Purchase of Share in Hainan Zhongwei Agricultural Resources Company Ltd., dated April 30, 1998, by and between Guilinyang Farm and the Company. (Filed with Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998 and incorporated herein by reference.)

        10.18 Employment Agreement between the Company and Li Feilie, dated August 1, 1998 (Filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.)

        10.19 Employment Agreement between the Company and Tam Cheuk Ho, dated February 1, 1999 (Filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.)

        10.20 Employment Agreement between the Company and Wong Wah On, dated February 1, 1999 (Filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.)

        10.21 Service Agreement between the Company and Ching Lung Po, dated February 1, 1999 (Filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.)

        10.22 Long-Term Sale and Purchase Supplementary Agreement No. 3 by and among Farming Bureau, HARC, First Supply and Second Supply, dated May 21, 1999 (Certified English translation of original Chinese version filed herewith.)

        11 Computation of Earnings/(Loss) Per Share (Contained in Financial Statements in Part I, Item I hereof.)

        27.1      Financial Data Schedule (Filed herewith. For SEC use only.)

        99.2 Notice of Annual Meeting, Proxy Statement and Proxy distributed to shareholders in advance of annual meeting held on May 28, 1999 (Filed with Schedule 14A dated May 6, 1999, and incorporated herein by reference.)