Form 10-Q
period 1999-09-30
CHINA RESOURCES DEVELOPMENT INC
filed 1999-11-15
CIK 793628

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q




[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarter period ended SEPTEMBER 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 592,900 shares of common stock, $0.001 par value, as of November 15, 1999.


Page 1 of 21 pages                                      Exhibit Index on Page 18

                                   CONVENTIONS

         Unless otherwise specified, all references in this report to "U.S. Dollars," "Dollars," "US$," or "$" are to United States dollars; all references to "Hong Kong Dollars" or "HK$" are to Hong Kong dollars; and all references to "Renminbi" or "RMB" or "Yuan" are to Renminbi Yuan, which is the lawful currency of the People's Republic of China ("China" or "PRC"). The Company and Billion Luck maintain their accounts in U.S. Dollars and Hong Kong Dollars, respectively. HARC and the Operating Subsidiaries maintain their accounts in Renminbi. The financial statements of the Company and its subsidiaries are prepared in Renminbi. Translations of amounts from Renminbi to U.S. Dollars and from Hong Kong Dollars to U.S. Dollars are for the convenience of the reader. Unless otherwise indicated, any translations from Renminbi to U.S. Dollars or from U.S. Dollars to Renminbi have been made at the single rate of exchange as quoted by the People's Bank of China (the "PBOC Rate") on September 30, 1999, which was approximately U.S.$1.00 = Rmb8.28. Translations from Hong Kong Dollars to U.S. Dollars have been made at the single rate of exchange as quoted by the Hongkong and Shanghai Banking Corporation Limited on September 30, 1999, which was approximately US$1.00 = HK$7.75. The Renminbi is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of Renminbi into U.S. Dollars or other currencies. All foreign exchange transactions take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. No representation is made that the Renminbi or U.S. Dollar amounts referred to herein could have been or could be converted into U.S. Dollars or Renminbi, as the case may be, at the PBOC Rate or at all.

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


                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
             (Amounts in thousands, except share and per share data)


                                     THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                     --------------------------------    -------------------------------
                                        1999        1998       1999        1999        1998        1999
                                        ----        ----       ----        ----        ----        ----
                                        RMB         RMB         US$        RMB         RMB         US$


NET SALES                             190,190     155,122     22,970     295,505     368,489      35,689

COST OF SALES                        (186,900)   (148,944)   (22,573)   (289,968)   (352,948)    (35,020)
                                   -----------------------------------------------------------------------
GROSS PROFIT                            3,290       6,178        397       5,537      15,541         669

DEPRECIATION                             (328)       (491)       (40)     (1,150)     (1,312)       (139)

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES             (5,441)     (6,110)      (657)    (16,597)    (21,645)     (2,005)

FINANCIAL INCOME, NET                     221       1,728         27         803       6,460          97

OTHER INCOME, NET                       2,991         403        361       9,297       2,021       1,123
                                   -----------------------------------------------------------------------
INCOME/(LOSS) BEFORE
   INCOME TAXES                           733       1,708         88      (2,110)      1,065        (255)

INCOME TAXES                             (323)       (749)       (39)       (943)     (1,802)       (114)
                                   -----------------------------------------------------------------------
INCOME/(LOSS) BEFORE
   MINORITY INTERESTS                     410         959         49      (3,053)       (737)       (369)

MINORITY INTERESTS                     (1,236)     (1,421)      (149)     (1,894)     (3,359)       (228)
                                   -----------------------------------------------------------------------
NET LOSS                                 (826)       (462)      (100)     (4,947)     (4,096)       (597)
                                      =======     =======    =======     =======     =======     =======
BASIC AND DILUTED
  LOSS PER SHARE*                       (1.39)      (0.77)     (0.17)      (8.34)      (6.81)      (1.01)
                                      =======     =======    =======     =======     =======     =======
WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING*            592,900     599,567    592,900     592,900     601,789     592,900
                                      =======     =======    =======     =======     =======     =======


* The computation of basic and diluted loss per share for the periods presented are based on weighted average number of shares outstanding as if the one- for-ten reverse stock split, effective on June 11, 1999, had been completed at the beginning of the respective periods.

See notes to condensed consolidated financial statements.



               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
             (Amounts in thousands, except share and per share data)


                                                             September 30,   December 31,    September 30,
                                                                 1999            1998            1999
                                                                 RMB             RMB              US$
                                                 Notes        (Unaudited)       (Note)        (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                      64,186         129,238            7,752
  Trading securities                                             55,858               -            6,746
  Trade receivables                                               3,778           8,463              456
  Inventories                                      2              8,197          10,569              990
  Other receivables, deposits and prepayments                    65,531          30,449            7,914
  Amount due from Farming Bureau                                 24,932          33,667            3,011
  Amounts due from related companies                             34,623          30,802            4,182
                                                             ----------      ----------       ----------
TOTAL CURRENT ASSETS                                            257,105         243,188           31,051
PROPERTY AND EQUIPMENT                             3             10,241           7,243            1,237
INVESTMENTS                                                     119,301         119,301           14,408
GOODWILL                                                            973             994              118
                                                             ----------      ----------       ----------
TOTAL ASSETS                                                    387,620         370,726           46,814
                                                             ==========      ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                               18,909          12,204            2,284
  Other payables and accrued liabilities                         25,899          15,476            3,128
  Income taxes payable                                           17,309          16,366            2,090
  Amounts due to related companies                               28,987          31,291            3,501
                                                             ----------      ----------       ----------
TOTAL CURRENT LIABILITIES                                        91,104          75,337           11,003

MINORITY INTERESTS                                              114,019         107,945           13,770
                                                             ----------      ----------       ----------
TOTAL LIABILITIES AND MINORITY
   INTERESTS                                                    205,123         183,282           24,773
                                                             ----------      ----------       ----------

SHAREHOLDERS' EQUITY
 Common stock, US$0.001 par value:
   Authorized - 200,000,000 shares in 1999
     and 1998
   Issued and outstanding - 592,900 shares in
    1999 and 5,929,004 shares in 1998                                 5              49                1
   Preferred stock, authorized -
    10,000,000 shares in 1999 and 1998
      Series B preferred stock, US$0.001 par
       value:
        Authorized - 3,200,000 shares in 1999
          and 1998
        Issued and outstanding - 320,000 shares
          1999 and 3,200,000 shares in 1998                           3              27                -
Additional paid-in capital                                      156,632         156,564           18,917
Reserves                                                         26,274          26,274            3,173
Retained earnings/(accumulated losses)                            (413)           4,534             (50)
Accumulated other comprehensive income/(loss)                       (4)             (4)                -
                                                             ----------      ----------       ----------
TOTAL SHAREHOLDERS' EQUITY                                      182,497         187,444           22,041
                                                             ----------      ----------       ----------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                                        387,620         370,726           46,814
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



                            CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                             (Amounts in thousands)




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

Balance at January 1,
   1999                      49          -        27     156,564    26,274      4,534          (4)       187,444

One-for-ten reverse
  stock split               (44)          -      (24)         68         -          -           -              -

Net loss                      -          -         -           -         -     (4,947)          -         (4,947)
                       --------     ------    ------     -------    -------   -------      ------        -------
Balance at September
   30, 1999                   5          -         3     156,632    26,274       (413)         (4)       182,497
                       ========     ======    ======     =======    ======    =======      ======        =======

See notes to condensed consolidated financial statements.




                              CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

                            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                         (Amounts in thousands)


                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                   -------------------------------
                                                               1999            1998              1999
                                                               ----            ----              ----
                                                               RMB             RMB               US$

OPERATING ACTIVITIES
Net loss                                                       (4,947)          (4,096)             (597)
Adjustments to reconcile net loss to
  net cash provided by/(used by) operating
  activities:
    Depreciation and amortization                               1,171            1,332               141
    Minority interests                                          1,894            3,359               229
    Loss on disposal of property and equipment                    522                -                63
    Unrealized gain on trading securities                        (922)               -              (111)

Changes in operating assets and liabilities:
  Trade receivables                                             4,685              465               565
  Inventories                                                   2,372           43,504               286
  Other receivables, deposits and prepayments                 (35,082)           2,565            (4,237)
  Amount due from Farming Bureau                                8,735            5,313             1,055
  Amounts due from related companies                           (3,821)         (21,834)             (461)
  Accounts payable                                              6,705          (6,137)               810
  Other payables and accrued liabilities                       10,423            1,946             1,259
  Income taxes payable                                            943          (4,214)               114
  Amounts due to related companies                             (2,304)                -             (278)
                                                           ----------       ----------        ----------
Net cash provided by/(used in) operating activities            (9,626)          22,203            (1,162)
                                                           ----------       ----------        ----------

INVESTING ACTIVITIES
  Purchases of property and equipment                          (5,016)            (366)             (606)
  Purchases of trading securities                             (54,936)               -            (6,635)
  Purchase of investments                                           -             (250)                -
  Proceeds from disposal of property and equipment                346                -                42
  Increase in minority interests                                4,180               50               505
                                                           ----------       ----------        ----------
Net cash used in investing activities                         (55,426)            (566)           (6,694)
                                                           ----------       ----------        ----------

FINANCING ACTIVITIES
  Stock repurchase                                                  -            (864)                 -
                                                           ----------       ----------        ----------

NET INCREASE/(DECREASE) IN CASH AND CASH
   EQUIVALENTS                                               (65,052)           20,773           (7,856)

Cash and cash equivalent, at beginning of period              129,238          124,547            15,608
                                                           ----------       ----------        ----------
Cash and cash equivalent, at end of period                     64,186          145,320             7,752
                                                           ==========       ==========        ==========

See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (Amounts in thousands)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

2.       INVENTORIES

                                                                     September 30,         December 31,
                                                                              1999                 1998
                                                                               RMB                  RMB

         Finished goods                                                      8,197               10,569
                                                                            ======               ======

3.       PROPERTY AND EQUIPMENT, NET

                                                                     September 30,         December 31,
                                                                              1999                 1998
                                                                               RMB                  RMB

         At cost:
           Buildings and leasehold improvements                              9,233                6,052
           Machinery, equipment and motor vehicles                           6,918                6,904
                                                                        ----------           ----------
                                                                            16,151               12,956

         Accumulated depreciation:                                          (5,910)              (5,713)
                                                                        ----------           ----------
         Net book value                                                     10,241                7,243
                                                                        ==========           ==========

4.       SEGMENT FINANCIAL INFORMATION

                                                           Three months ended         Nine months ended
                                                                September 30,             September 30,
                                                            1999         1998         1999         1998
                                                             RMB          RMB          RMB          RMB
         Net sales to external customers:
           Natural rubber
             Net sales to unaffiliated customers         181,733      136,268      270,194      298,980
             Net sales to affiliates                           -       11,290            -       15,340
                                                      ----------   ----------   ----------   ----------
                                                         181,733      147,558      270,194      314,320
                                                      ----------   ----------   ----------   ----------
         Materials, supplies and other
           Agricultural products:
             Net sales to unaffiliated customers           8,270        1,186       11,483       34,223
             Net sales to affiliates                         187        6,378       13,828       19,946
                                                      ----------   ----------   ----------   ----------
                                                           8,457        7,564       25,311       54,169
                                                      ----------   ----------   ----------   ----------

         Total consolidated net sales                    190,190      155,122      295,505      368,489
                                                      ==========   ==========   ==========   ==========

         Segment profit/(loss):
           Natural rubber                                  1,586        3,683       (2,665)       8,250
           Material, supplies and other
             agricultural products                        (1,183)      (1,215)      (1,633)      (4,284)
                                                      ----------   ----------   ----------   ----------
         Total segment profit/(loss)                         403        2,468       (4,298)       3,966

         Reconciling items:
           Corporate expenses                             (2,749)      (2,578)      (8,137)      (9,473)
           Income from long term investment                    -            -        6,664            -
           Gain from trading securities                    2,858            -        2,858            -
           Interest income                                   267        1,829          875        6,840
           Interest expense                                 (46)         (11)         (72)        (268)
                                                      ----------   ----------   ----------   ----------
         Total consolidated profit/(loss) before
           income taxes                                      733        1,708       (2,110)       1,065
                                                      ==========   ==========   ==========   ==========

                                                                        September 30,      December 31,
                                                                                 1999              1998
                                                                                  RMB               RMB
         Segment assets:
           Natural rubber                                                     211,521           258,090
           Material, supplies and other
             agricultural products                                             17,026            16,298
                                                                           ----------        ----------
         Total segment assets                                                 228,547           274,388

         Reconciling items:
           Corporate assets                                                     9,536             8,046
           Investments                                                        119,301           119,301
           Trading securities                                                  55,858                 -
           Intersegment receivables                                           (25,622)          (31,009)
                                                                           ----------        ----------
         Total consolidated assets                                            387,620           370,726
                                                                           ==========        ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

         The following table shows the selected unaudited condensed consolidated income statement data of the Company and its subsidiaries for the three months and nine months ended September 30, 1999 and 1998. The data should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and related notes thereto.

         The discussions below are presented in the Company's primary operating currency, which is the Renminbi Yuan ("RMB"). For information purposes only, the amounts may be translated into U.S. dollars at an exchange rate of $1.00 = RMB8.28, which represents the approximate single rate of exchange as quoted by the People's Bank of China on September 30, 1999. No representation is made that RMB amounts could have been, or could be, converted into U.S. dollars at that rate or any other rate.

(Amounts in thousands)                 THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                       --------------------------------  -------------------------------
                                                  1999             1998            1999             1998
                                                   RMB              RMB             RMB              RMB
Net sales:
   Natural rubber                              181,733          147,558         270,194          314,320
   Materials, supplies and other
      agricultural products                      8,457            7,564          25,311           54,169
                                            ----------       ----------      ----------       ----------
                                               190,190          155,122         295,505          368,489
                                            ----------       ----------      ----------       ----------
Gross profit                                     3,290            6,178           5,537           15,541
Gross profit margin (%)                           1.73             3.98            1.87             4.22
Income/(loss) before income taxes                  733            1,708         (2,110)            1,065
Income taxes                                      (323)            (749)           (943)          (1,802)
                                            ----------       ----------      ----------       ----------
Income/(loss) before minority                     410              959          (3,053)            (737)
interests
Minority interests                              (1,236)          (1,421)         (1,894)          (3,359)
                                            ----------       ----------      ----------       ----------
Net income/(loss)                                 (826)            (462)         (4,947)          (4,096)
                                            ==========       ==========      ==========       ==========

         NET SALES AND GROSS PROFIT

         Total net sales for the third quarter of fiscal 1999 increased by approximately RMB35 million (US$4.2 million) or 23% to approximately RMB190 million (US$22.9 million), compared to approximately RMB155 million (US$18.7 million) for the corresponding period in 1998. Net sales of natural rubber increased by approximately RMB34 million (US$4.1 million) or 23% to approximately RMB182 million (US$22.0 million), compared to approximately RMB148 million (US$17.9 million) for the corresponding period in 1998. Net sales revenue from the procurement of materials and supplies increased by approximately RMB1 million (US$120,000) or 12% to approximately RMB8.5 million (US$1 million), compared to approximately RMB7.5 million (US$906,000) for the corresponding period in 1998.

         For the nine months ended September 30, 1999, the Company's total net sales decreased by approximately RMB73 (US$8.8 million) or 19.8% to approximately RMB296 million (US35.7 million), compared to approximately RMB368 million (US$44.4 million) for the corresponding period in 1998. The net sales of natural rubber decreased by approximately RMB44 (US$5.3 million) or 14.0% while the net sales of materials and supplies decreased by RMB29 million (US$3.5 million) or 53.3%.

         Net sales of natural rubber increased by 23% for the third quarter of 1999. This increase was mainly due to the fact that the natural rubber price has rebounded from a record low of approximately RMB6,600 per ton in the third quarter of 1998 to approximately RMB8,300 per ton in the third quarter of 1999. Although the sales quantity for the third quarter of 1999 was approximately 3% lower than that of the corresponding period in 1998, the 26% increase in natural rubber price has caused the sales revenue to increase by 23%. Net sales of natural rubber decreased by 14% for the nine months ended September 30, 1999 compared to the corresponding period in 1998. This decrease was mainly due to the continuing weak consumption market in 1999 and the influx of imported rubber.

         The decrease in net sales of procurement of materials, supplies and other agricultural products for the nine months ended September 30, 1999 was mainly due to the sales of barley of Rmb29 million (US$3.5 million) in 1998. There were no sales of barley in 1999, as this product was not profitable and management decided to suspend the trading of this product.

         Overall gross profit decreased by approximately RMB10 million (US$1.2 million) or 64% to RMB5.5 million (US$664,000) for the nine months ended September 30, 1999, from approximately RMB15.5 million (US$1.9 million) for the corresponding period in 1998. Gross profit margin decreased to 1.87% for the nine months ended September 30, 1999 from 4.22% for the corresponding period in 1998. Overall gross profit for the third quarter of 1999 decreased by RMB2.9 million (US$350,000) or 46.7% to RMB3.3 million (US$398,000), from RMB6.2 million (US$749,000) for the corresponding period in 1998. Gross profit margin decreased to 1.73% for the third quarter of 1999 from 3.98% for the corresponding period in 1998. The decrease in gross profit margin was primarily due to the decrease in guaranteed profit on natural rubber sales by the Farming Bureau from 3.5% to 1.5%. The selling price of domestic natural rubber reached a record low in the year 1998, and the existing state of the natural rubber market is expected to persist for quite some time. Upon a request by the Farming Bureau, and in view of the existing state of the natural rubber market, a mutual agreement dated May 21, 1999 was entered into between the Farming Bureau and the Operating Subsidiaries. Pursuant to this agreement, the minimum gross profit guarantee of 3.5% earned by the Operating Subsidiaries on natural rubber sales has been reduced to 1.5% in order to reflect the prevailing market rate more realistically. The agreement took effect from April 1, 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the third quarter of 1999 were RMB5.4 million (US$652,000), compared to RMB6.1 million (US$737,000) for the corresponding period in 1998.

         Selling, general and administration expenses for the nine months ended September 30, 1999 were RMB16.6 million (US$2.0 million), compared to RMB21.6 million (US$2.6 million) for the corresponding period in 1998.

         The decrease was mainly due to the decrease in the Company's net sales. The Company also successfully adopted additional measures to control costs, including salary cuts and reduction of entertainment expenses and legal and professional fees.

         FINANCIAL INCOME, NET

         Net financial income decreased significantly from RMB6.5 million (US$785,000) for the nine months ended September 30, 1998 to RMB803,000 (US$97,000) for the corresponding period in 1999, and from RMB1.7 million (US$205,000) for the third quarter of 1998 to RMB221,000 (US$27,000) for the corresponding period in 1999. The Company placed RMB123 million time deposits with financial institutions since the second quarter of 1998 that matured in the fourth quarter of 1998. These time deposits earned higher interest than the saving accounts utilized in 1999, which accounted for the decrease in financial income in 1999.

         OTHER INCOME, NET

         Other income increased significantly from RMB2.0 million (US$242,000) for the nine months ended September 30, 1998 to RMB9.3 million (US$1.1 million) for the corresponding period in 1999, and from RMB403,000 (US$49,000) for the third quarter of 1998 to RMB3.0 million (US$362,000) for the corresponding period in 1999. Other income in 1998 mainly represented net income from the trading of rubber futures contracts. However, other income in 1999 mainly represented the dividend income received on the long-term investment in the second quarter, which amounted to RMB6.6 million (US$797,000), and the net gain from the trading of securities in the third quarter, which amounted to RMB2.8 million (US$338,000).

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

         The Company has a working capital surplus of approximately RMB166 million (US$20.0 million) as of September 30, 1999, compared to that of approximately RMB168 million (US$20.3 million) as of December 31, 1998. Net cash used in operating activities for the nine months ended September 30, 1999 was approximately RMB9.6 million (US$1.2 million) as compared to net cash provided by operating activities of approximately RMB22.2 million (US$2.7 million) for the corresponding period in 1998. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in operating assets and liabilities.

         There has been no other significant change in financial condition and liquidity since the fiscal year ended December 31, 1998. The Company believes that internally generated funds will be sufficient to satisfy its anticipated working capital needs for at least the next twelve months.


MARKET RISK AND RISK MANAGEMENT POLICIES

         The Company's interest income is most sensitive to changes in the general level of interest rates. As at September 30, 1999, approximately 90% of the Company's cash equivalents are mainly Renminbi, United States Dollar and Hong Kong Dollar deposits with financial institutions, bearing market interest rates without fixed term. The remaining balance of cash equivalents are Hong Kong Dollar short-term fixed deposits.

         Since 1996, the Company's board of directors has adopted a risk management resolution authorizing the management to enter into natural rubber commodities futures contracts for hedging the price risk associated with certain firm commitments for the purchase of natural rubber. The Company also trades natural rubber commodity futures contracts that are not specific hedges. As at September 30, 1999, the Company had neither a position in natural rubber commodity futures contracts, nor firm commitments for the purchase of natural rubber.

         In 1999, the Company has allocated a total of RMB53 million (US$6.4 million) for securities trading in the PRC stock market. The primary objective of the Company's securities trading activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company entered into an agreement with a third party in the PRC. According to the agreement, the Company provides funding for securities trading amounting to RMB45 million (US$5.4 million) and is guaranteed a minimum return that equals the bank deposit rates. Although the Company is not exposed to the price risk of the securities, the upside gain on securities trading is shared with that third party as agreed. For the balance of RMB8 million (US$966,000), the Company faces price risk from adverse market movement.

YEAR 2000 ISSUE

         The Company has been addressing the potential risks associated with the year 2000 issue. It has established a program to assess and modify internal information technology ("IT") and non-information technology ("non-IT") operations that are at risk, and further, to evaluate the year 2000 readiness of key third parties with which the Company conducts business.

         For the IT systems, the assessment phase and modification phase, which include software replacements and system upgrades, have been completed. The total cost directly associated with the year 2000 issue was less than US$20,000. The IT systems are being tested for year 2000 compliance and are expected to be completed by the end of 1999. For the non-IT systems, the management has finished the assessment and testing phases and is confident that all key non-IT systems are year 2000 compliant.

         The Company has conducted informal communications with key third parties with which the Company conducts business in order to evaluate the Company's exposure to their year 2000 compliance. To-date, a majority of these third parties have indicated that they are already year 2000 compatible or that their year 2000 exposure is limited. However, the Company can give no assurance that these third parties will not be materially impacted by year 2000 issues. The Company is continuing with follow-up communications with key third parties.

         The Company has developed a contingency plan which would be implemented in the event that any of the Company's efforts to address and correct the year 2000 issues are not effective, which include identifying alternate suppliers, identifying manual methods for continuing operations and purchasing buffer inventories. Even though the Company has developed such a contingency plan, there can be no assurance that the plan will address all problems that may arise or that such plan, if implemented, will operate successfully.

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

       10.1 Land Use Agreement dated November 5, 1994, by and between Hainan Province Agricultural Reclamation No. 1 Materials Supply & Sales Company (First Supply) and Hainan Province Agricultural Reclamation Jin Long Materials General Company (ORIGINAL CHINESE VERSION WITH CERTIFIED ENGLISH TRANSLATION FILED AS EXHIBIT 10.10 TO ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994, AND INCORPORATED HEREIN BY REFERENCE.)

       10.2 Land Use Agreement dated November 5, 1994, by and between Hainan Province Agricultural Reclamation No. 2 Materials Supply & Sales Company (Second Supply) and Hainan Province Agricultural Reclamation Jin Huan Materials General Company (ORIGINAL CHINESE VERSION WITH CERTIFIED ENGLISH TRANSLATION FILED AS EXHIBIT 10.11 TO ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994, AND INCORPORATED HEREIN BY REFERENCE.)

       10.3 Long-Term Sale and Purchase Agreement dated November 5, 1994, by and among Hainan Province Agricultural Reclamation General Company (the Farming Bureau), Hainan Agricultural Resources Company Ltd., Hainan Province Agricultural Reclamation No. 1 Materials Supply & Marketing Company (First Supply), and Hainan Province Agricultural Reclamation No. 2 Materials Supply & Marketing Company (Second Supply) (ORIGINAL CHINESE VERSION WITH ENGLISH TRANSLATION FILED AS EXHIBIT 10.12 TO ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994, AND INCORPORATED HEREIN BY REFERENCE.)

       10.4 Rental Agreement, by and between General Bureau of Hainan State Farms (the Farming Bureau) and Hainan Agricultural Resources Company Limited (ORIGINAL CHINESE VERSION WITH ENGLISH TRANSLATION FILED AS EXHIBIT 10.14 TOANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994, AND INCORPORATED HEREIN BY REFERENCE.)

       10.5 Guaranty Agreement, by and among Hainan Province Agricultural Reclamation General Company (the Farming Bureau), Hainan Agricultural Reclamation No. 1 Materials Supply & Sales Company (First Supply) and Hainan Agricultural Reclamation No. 2 Materials Supply & Sales Company (Second Supply) (ORIGINAL CHINESE VERSION WITH CERTIFIED ENGLISH TRANSLATION FILED AS
                  EXHIBIT 10.15 TO ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994, AND INCORPORATED HEREIN BY REFERENCE.)

       10.6 China Resources Development, Inc., 1995 Stock Option Plan, adopted as of March 31, 1995 (FILED AS EXHIBIT 10.18 TO QUARTERLY REPORT ON FORM 10-Q/A FOR THE FISCAL QUARTER ENDED MARCH 31, 1995, AND THE CURRENT REPORT ON FORM 8-K DATED JUNE 19, 1995, AND INCORPORATED HEREIN BY REFERENCE.)

       10.7 Contract on Investment in the Xilian Timber Mill between HARC and the State-Run Xilian Farm of Hainan Province dated July 7, 1994, and Supplementary Agreement dated December 24, 1994 (ORIGINAL CHINESE VERSION WITH ENGLISH TRANSLATION FILED AS
                  EXHIBIT 10.26 TO ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995, AND INCORPORATED HEREIN BY REFERENCE.)

       10.8 Loan Agreement between HARC and the Farming Bureau, dated March 25, 1996, and the supplementary agreement dated December 31, 1996 (CERTIFIED ENGLISH TRANSLATION OF ORIGINAL CHINESE VERSION FILED AS EXHIBIT 10.28 TO ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996,AND INCORPORATED HEREIN BY REFERENCE.)

       10.9 Loan Agreement between HARC and the Registrant, dated March 25, 1996 (CERTIFIED ENGLISH TRANSLATION OF ORIGINAL CHINESE VERSION FILED AS EXHIBIT 10.29 TO ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996, AND INCORPORATED HEREIN BY REFERENCE.)

       10.10 Rental Agreement between HARC and the Hainan Farming Bureau Testing Center, dated August 9, 1996 (CERTIFIED ENGLISH TRANSLATION OF ORIGINAL CHINESE VERSION FILED AS EXHIBIT 10.30 TO ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996, AND INCORPORATED HEREIN BY REFERENCE.)

       10.11 China Resources Development, Inc., Amended and Restated 1995 Stock Option Plan, as amended on December 30, 1996 (FILED AS
                  EXHIBIT 10.34 TO ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996, AND INCORPORATED HEREIN BY REFERENCE.)

       10.12 Advertising and Media Agreement by and between the Registrant and Marketing Direct Concepts, Inc., dated April 1, 1997 (FILED AS EXHIBIT 10.36 TO QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL QUARTER ENDED JUNE 30, 1997, AND INCORPORATED HEREIN BY REFERENCE.)

       10.13 Financial Consulting Agreement by and between the Registrant and Integrated Capital Development Group, Inc., dated May 1, 1997 (FILED AS EXHIBIT 10.37 TO QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL QUARTER ENDED JUNE 30, 1997, AND INCORPORATED HEREIN BY REFERENCE.)

       10.14 Consulting Agreement between the Registrant and Brender Services Limited, dated April 30, 1997 (FILED AS EXHIBIT 10.38 TO ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 AND INCORPORATED HEREIN BY REFERENCE.)

       10.15 Stock Purchase Agreement, by and between HARC and Guilinyang Farm, dated December 29, 1997. (FILED AS EXHIBIT 10.39 TO ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 AND INCORPORATED HEREIN BY REFERENCE.)

       10.16 Agreement for the Sale and Purchase of Share in Hainan Zhongya Aluminum Company Ltd., dated December 29, 1997, by and between First Supply and Guilinyang Farm. (FILED AS EXHIBIT 10.40 TO ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 AND INCORPORATED HEREIN BY REFERENCE.)

       10.17 Agreement for the Sale and Purchase of Share in Hainan Zhongwei Agricultural Resources Company Ltd., dated April 30, 1998, by and between Guilinyang Farm and the Company. (FILED AS EXHIBIT 10.41 TO QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL QUARTER ENDED JUNE 30, 1998 AND INCORPORATED HEREIN BY REFERENCE.)

       10.18 Employment Agreement between the Company and Li Feilie, dated August 1, 1998 (FILED AS EXHIBIT 10.42 TO ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 AND INCORPORATED HEREIN BY REFERENCE.)

       10.19 Employment Agreement between the Company and Tam Cheuk Ho, dated February 1, 1999 (FILED AS EXHIBIT 10.43 TO ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 AND INCORPORATED HEREIN BY REFERENCE.)

       10.20 Employment Agreement between the Company and Wong Wah On, dated February 1, 1999 (FILED AS EXHIBIT 10.44 TO ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 AND INCORPORATED HEREIN BY REFERENCE.)

       10.21 Service Agreement between the Company and Ching Lung Po, dated February 1, 1999 (FILED AS EXHIBIT 10.45 TO ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 AND INCORPORATED HEREIN BY REFERENCE.)

       10.22 Long-Term Sale and Purchase Supplementary Agreement No. 3 by and among Farming Bureau, HARC, First Supply and Second Supply, dated May 21, 1999 (CERTIFIED ENGLISH TRANSLATION OF ORIGINAL CHINESE VERSION FILED AS EXHIBIT 10.22 TO QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL QUARTER ENDED JUNE 30, 1999 AND INCORPORATED HEREIN BY REFERENCE.)

       11 Computation of Earnings/(Loss) Per Share (CONTAINED IN FINANCIAL STATEMENTS IN PART I, ITEM I HEREOF.)

       27.1     Financial Data Schedule  (FILED HEREWITH. FOR SEC USE ONLY.)

       (b) During the three months ended September 30, 1999, the Company filed no current reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CHINA RESOURCES DEVELOPMENT, INC.





November 15, 1999                     By:/s/ Ching Lung Po
                                         -------------------------------------
                                         Ching Lung Po, President



                                      By:/s/ Tam Cheuk Ho
                                         -------------------------------------
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

       10.1 Land Use Agreement dated November 5, 1994, by and between Hainan Province Agricultural Reclamation No. 1 Materials Supply & Sales Company (First Supply) and Hainan Province Agricultural Reclamation Jin Long Materials General Company (ORIGINAL CHINESE VERSION WITH CERTIFIED ENGLISH TRANSLATION FILED AS EXHIBIT 10.10 TO ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994, AND INCORPORATED HEREIN BY REFERENCE.)

       10.2 Land Use Agreement dated November 5, 1994, by and between Hainan Province Agricultural Reclamation No. 2 Materials Supply & Sales Company (Second Supply) and Hainan Province Agricultural Reclamation Jin Huan Materials General Company (ORIGINAL CHINESE VERSION WITH CERTIFIED ENGLISH TRANSLATION FILED AS EXHIBIT 10.11 TO ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994, AND INCORPORATED HEREIN BY REFERENCE.)

       10.3 Long-Term Sale and Purchase Agreement dated November 5, 1994, by and among Hainan Province Agricultural Reclamation General Company (the Farming Bureau), Hainan Agricultural Resources Company Ltd., Hainan Province Agricultural Reclamation No. 1 Materials Supply & Marketing Company (First Supply), and Hainan Province Agricultural Reclamation No. 2 Materials Supply & Marketing Company (Second Supply) (ORIGINAL CHINESE VERSION WITH ENGLISH TRANSLATION FILED AS EXHIBIT 10.12 TO ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994, AND INCORPORATED HEREIN BY REFERENCE.)

       10.4 Rental Agreement, by and between General Bureau of Hainan State Farms (the Farming Bureau) and Hainan Agricultural Resources Company Limited (ORIGINAL CHINESE VERSION WITH ENGLISH TRANSLATION FILED AS EXHIBIT 10.14 TO ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994, AND INCORPORATED HEREIN BY REFERENCE.)

       10.5 Guaranty Agreement, by and among Hainan Province Agricultural Reclamation General Company (the Farming Bureau), Hainan Agricultural Reclamation No. 1 Materials Supply & Sales Company (First Supply) and Hainan Agricultural Reclamation No. 2 Materials Supply & Sales Company (Second Supply) (ORIGINAL CHINESE VERSION WITH CERTIFIED ENGLISH TRANSLATION FILED AS
                  EXHIBIT 10.15 TO ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994, AND INCORPORATED HEREIN BY REFERENCE.)

       10.6 China Resources Development, Inc., 1995 Stock Option Plan, adopted as of March 31, 1995 (FILED AS EXHIBIT 10.18 TO QUARTERLY REPORT ON FORM 10-Q/A FOR THE FISCAL QUARTER ENDED MARCH 31, 1995, AND THE CURRENT REPORT ON FORM 8-K DATED JUNE 19, 1995, AND INCORPORATED HEREIN BY REFERENCE.)

       10.7 Contract on Investment in the Xilian Timber Mill between HARC and the State-Run Xilian Farm of Hainan Province dated July 7, 1994, and Supplementary Agreement dated December 24, 1994 (ORIGINAL CHINESE VERSION WITH ENGLISH TRANSLATION FILED AS
                  EXHIBIT 10.26 TO ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995, AND INCORPORATED HEREIN BY REFERENCE.)

       10.8 Loan Agreement between HARC and the Farming Bureau, dated March 25, 1996, and the supplementary agreement dated December 31, 1996 (CERTIFIED ENGLISH TRANSLATION OF ORIGINAL CHINESE VERSION FILED AS EXHIBIT 10.28 TO ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996,AND INCORPORATED HEREIN BY REFERENCE.)

       10.9 Loan Agreement between HARC and the Registrant, dated March 25, 1996 (CERTIFIED ENGLISH TRANSLATION OF ORIGINAL CHINESE VERSION FILED AS EXHIBIT 10.29 TO ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996, AND INCORPORATED HEREIN BY REFERENCE.)

       10.10 Rental Agreement between HARC and the Hainan Farming Bureau Testing Center, dated August 9, 1996 (CERTIFIED ENGLISH TRANSLATION OF ORIGINAL CHINESE VERSION FILED AS EXHIBIT 10.30 TO ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996, AND INCORPORATED HEREIN BY REFERENCE.)

       10.11 China Resources Development, Inc., Amended and Restated 1995 Stock Option Plan, as amended on December 30, 1996 (FILED AS
                  EXHIBIT 10.34 TO ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996, AND INCORPORATED HEREIN BY REFERENCE.)

       10.12 Advertising and Media Agreement by and between the Registrant and Marketing Direct Concepts, Inc., dated April 1, 1997 (FILED AS EXHIBIT 10.36 TO QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL QUARTER ENDED JUNE 30, 1997, AND INCORPORATED HEREIN BY REFERENCE.)

       10.13 Financial Consulting Agreement by and between the Registrant and Integrated Capital Development Group, Inc., dated May 1, 1997 (FILED AS EXHIBIT 10.37 TO QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL QUARTER ENDED JUNE 30, 1997, AND INCORPORATED HEREIN BY REFERENCE.)

       10.14 Consulting Agreement between the Registrant and Brender Services Limited, dated April 30, 1997 (FILED AS EXHIBIT 10.38 TO ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 AND INCORPORATED HEREIN BY REFERENCE.)

       10.15 Stock Purchase Agreement, by and between HARC and Guilinyang Farm, dated December 29, 1997. (FILED AS EXHIBIT 10.39 TO ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 AND INCORPORATED HEREIN BY REFERENCE.)

       10.16 Agreement for the Sale and Purchase of Share in Hainan Zhongya Aluminum Company Ltd., dated December 29, 1997, by and between First Supply and Guilinyang Farm. (FILED AS EXHIBIT 10.40 TO ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 AND INCORPORATED HEREIN BY REFERENCE.)

       10.17 Agreement for the Sale and Purchase of Share in Hainan Zhongwei Agricultural Resources Company Ltd., dated April 30, 1998, by and between Guilinyang Farm and the Company. (FILED AS EXHIBIT 10.41 TO QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL QUARTER ENDED JUNE 30, 1998 AND INCORPORATED HEREIN BY REFERENCE.)

       10.18 Employment Agreement between the Company and Li Feilie, dated August 1, 1998 (FILED AS EXHIBIT 10.42 TO ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 AND INCORPORATED HEREIN BY REFERENCE.)

       10.19 Employment Agreement between the Company and Tam Cheuk Ho, dated February 1, 1999 (FILED AS EXHIBIT 10.43 TO ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 AND INCORPORATED HEREIN BY REFERENCE.)

       10.20 Employment Agreement between the Company and Wong Wah On, dated February 1, 1999 (FILED AS EXHIBIT 10.44 TO ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 AND INCORPORATED HEREIN BY REFERENCE.)

       10.21 Service Agreement between the Company and Ching Lung Po, dated February 1, 1999 (FILED AS EXHIBIT 10.45 TO ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 AND INCORPORATED HEREIN BY REFERENCE.)

       10.22 Long-Term Sale and Purchase Supplementary Agreement No. 3 by and among Farming Bureau, HARC, First Supply and Second Supply, dated May 21, 1999 (CERTIFIED ENGLISH TRANSLATION OF ORIGINAL CHINESE VERSION FILED AS EXHIBIT 10.22 TO QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL QUARTER ENDED JUNE 30, 1999 AND INCORPORATED HEREIN BY REFERENCE.)

       11 Computation of Earnings/(Loss) Per Share (CONTAINED IN FINANCIAL STATEMENTS IN PART I, ITEM I HEREOF.)

       27.1     Financial Data Schedule  (FILED HEREWITH. FOR SEC USE ONLY.)