Form 10-K
period 1999-12-31
CHINA RESOURCES DEVELOPMENT INC
filed 2000-04-14
CIK 793628

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the fiscal year ended December 31, 1999

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

         State the aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.): $7.625 as of March 31, 1999.

         Note: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 592,900 shares of Common Stock, $.001 par value (as of March 31, 2000).

         DOCUMENTS INCORPORATED BY REFERENCE: Definitive Proxy Statement for 1999 Annual Meeting of Shareholders (Schedule 14A) is incorporated by reference in Part I, Item 4, hereof.

                                   CONVENTIONS
                                   -----------

         Unless otherwise specified, all references in this report to "U.S. Dollars," "Dollars," "US$," or "$" are to United States dollars; all references to "Hong Kong Dollars" or "HK$" are to Hong Kong dollars; and all references to "Renminbi" or "Rmb" or "yuan" are to Renminbi yuan, which is the lawful currency of the People's Republic of China ("China" or "PRC"). The Company and Billion Luck maintain their accounts in U.S. Dollars and Hong Kong Dollars, respectively. HARC and its subsidiaries maintain their accounts in Renminbi. The financial statements of the Company and its subsidiaries are prepared in Renminbi. Translations of amounts from Renminbi to U.S. Dollars and from Hong Kong Dollars to U.S. Dollars are for the convenience of the reader. Unless otherwise indicated, any translations from Renminbi to U.S. Dollars or from U.S. Dollars to Renminbi have been made at the single rate of exchange as quoted by the People's Bank of China (the "PBOC Rate") on December 31, 1999, which was U.S.$1.00 = Rmb8.28. Translations from Hong Kong Dollars to U.S. Dollars have been made at the single rate of exchange as quoted by the Hongkong and Shanghai Banking Corporation Limited on December 31, 1999, which was US$1.00 = HK$7.77. The Renminbi is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of Renminbi into U.S. Dollars or other currencies. All foreign exchange transactions take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. No representation is made that the Renminbi or U.S. Dollar amounts referred to herein could have been or could be converted into U.S. Dollars or Renminbi, as the case may be, at the PBOC Rate or at all.

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

         References to "Common Stock" are to the Common Stock, $.001 par value, of China Resources Development, Inc.

         References to "Company" are to China Resources Development, Inc., and include, unless the context requires otherwise, the operations of its subsidiaries (all as hereinafter defined).

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

         References to "Hainan Weilin" are to Hainan Weilin Timber Limited Liability Company, a limited liability company organized in the PRC, whose capital is owned 58% by HARC and 42% by Haikou Mechanical Factory, a PRC entity which is owned and controlled by the Farming Bureau.

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

         References to "Restructuring Agreements" are to the Shareholders' Agreement on Business Restructuring among Billion Luck, the Farming Bureau and the Company, and the Assets and Staff Transfer Agreement among HARC, First Supply, Second Supply, Sales Centre and the Farming Bureau, both of which were effective as of January 1, 2000.

         References to "Sales Centre" are to Rubber Sales Centre, a company organized in the PRC and a wholly-owned subsidiary of HARC.

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

         References to "Series B Preferred Stock" are to the Company's Series B Preferred Stock, $.001 par value, of which 320,000 shares are outstanding.

         References to the "State Plan" refer to the plans devised and implemented by the PRC Government in relation to the economic and social development of the PRC.

         References to "Tons" are to metric tons.

         References to "Zhongwei Trading" are to Hainan Zhongwei Trading Company Limited, a company organized in the PRC, whose capital is owned 95% by HARC and 5% by Billion Luck.

         References to "Zhuhai Zhongwei" are to Zhuhai Zhongwei Development

Company Limited, a company organized in the PRC and a wholly-owned subsidiary of HARC.


Forward-Looking Statements

         This report contains statements that constitute forward-looking statements. Those statements appear in a number of places in this report and include, without limitation, statements regarding the intent, belief and current expectations of the Company, its directors or its officers with respect to the Company's policies regarding investments, dispositions, financings, conflicts of interest and other matters; and trends affecting the Company's financial condition or results of operations. Any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and actual results may differ materially from those in the forward-looking statement as a result of various factors. The accompanying information contained in this report, including without limitation the information set forth above and the information set forth under the heading, "Management's Discussion and Analysis of Results of Operations and Financial Condition," identifies important factors that could cause such differences. With respect to any such forward-looking statement that includes a statement of its underlying assumptions or bases, the Company cautions that, while it believes such assumptions or bases to be reasonable and has formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished.

                                     PART I

[Item 1]                            BUSINESS

GENERAL

         The Company was incorporated as Magenta Corp. on January 15, 1986, in the State of Nevada. The Company was formed to acquire businesses that would provide a profit to the Company. The Company had no operating business until control of it was acquired in December, 1994, by the former shareholders of Billion Luck, who exchanged all of the issued and outstanding shares of capital stock of Billion Luck for 10,800,000 shares of the Company's Common Stock (which would now be 108,000 shares). As a result of the acquisition, the former shareholders of Billion Luck acquired 90% of the issued and outstanding shares of the then outstanding Common Stock of the Company and the Company became the owner of all the outstanding shares of capital stock of Billion Luck.

         Billion Luck was incorporated in the British Virgin Islands on December 14, 1993. It conducts its activities through its 56% interest in HARC. HARC was established in Hainan Province, the People's Republic of China, by Billion Luck, Guilinyang Farm, and the Farming Bureau. Pursuant to an approval document dated March 16, 1997, issued by the Hainan Provincial Securities Management Office, the name of HARC was changed from "Hainan Agricultural Resources Company Limited" to "Hainan Zhongwei Agricultural Resources Company Limited."

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

         The Company's two primary businesses were the marketing and distribution of natural rubber and the procurement of production materials, supplies and other agricultural products. The Company, through HARC, First Supply and Second Supply, purchased natural rubber produced by the 92 farms on the island of Hainan in the PRC, which are controlled by the Farming Bureau. In 1998, according to data published in China Statistical Yearbook 1999 and Statistical Yearbook of Hainan 1999, Hainan Province accounted for approximately 61% of the domestic production of natural rubber in the PRC, of which approximately 75% of that 61% was from the Hainan State Farms and approximately 25% was from non-state farms. Accordingly, the Hainan State Farms controlled 46% of the PRC's domestic output of natural rubber. HARC, First Supply and Second Supply marketed and distributed the rubber to customers throughout the PRC, such as tire manufacturers, rubber processing plants, and import and export companies. These customers included state-owned and non-state-owned enterprises. As part of its risk management strategy, the Company, through HARC, First Supply and Second Supply, entered into commodity futures contracts to hedge against the exposure to price risk associated with existing inventories and certain firm commitments for the purchase of natural rubber. The Company also entered into natural rubber commodity futures contracts that were not specific hedges, in anticipation of a rise or fall in the price of natural rubber, based on their knowledge of the supply and demand situation with respect to natural rubber in the PRC. In addition, First Supply and Second Supply procured, for the Farming Bureau, the Hainan State Farms and other affiliated customers, many types of production materials, such as automobiles, farm equipment, fuel, and chemicals, as well as for other customers unaffiliated with the Farming Bureau. Pursuant to a Shareholders' Agreement on Business Restructuring dated March 3, 2000 among the Company, Billion Luck and the Farming Bureau, the natural rubber distribution business and the procurement of materials and supplies business of HARC, First Supply and Second Supply ceased effective as of January 1, 2000.

         Zhongwei Trading was incorporated on September 28, 1998, with a registered capital of Rmb5 million (US$0.60 million). Zhongwei Trading is owned 95% by HARC and 5% by Billion Luck. Since its commencement of operation in 1999, Zhongwei Trading has invested in the marketable securities in the China Stock Market as short-term investments. As opportunities arise, Zhongwei Trading shall expand its business in the trading of other products.

         Zhuhai Zhongwei, was incorporated on May 18, 1999, with a registered capital of Rmb6 million (US$0.72 million). Zhuhai Zhongwei is as wholly-owned subsidiary of HARC and is mainly engaged in the operation of a supermarket in Zhuhai, PRC.

         The following chart illustrates the equity ownership by percentage of each of the Company's principal subsidiaries as of December 31, 1999:

                        --------------------------------
                                 CHINA RESOURCES
                                DEVELOPMENT, INC.,
                               a Nevada corporation
                         --------------------------------

                                        100%
                         --------------------------------
                               BILLION LUCK COMPANY
                                       LTD.,
                             a British Virgin Islands
                                      company
                         --------------------------------
                                                                                           -------------------------
                                                                                    39%          FARMING BUREAU,
                                                                                             a division of the PRC
                                                                                            Ministry of Agriculture
                                                                                           -------------------------
                                         56%
                        --------------------------------
                            HAINAN ZHONGWEI AGRICULT-
                     5%      URAL RESOURCES CO. LTD.,
                                a PRC company
                        --------------------------------


        100%                                    100%                        100%                       95%
-----------------------         ----------------------           ------------------------      -------------------
   ZHUHAI ZHONGWEI,                 FIRST SUPPLY,                    SECOND SUPPLY,            ZHONGWEI TRADING,        5%
    a PRC company                   a PRC company                     a PRC company              a PRC company
-----------------------         ----------------------           ------------------------      -------------------

         Organizational and Management Structure of HARC

         The assets of HARC consist primarily of First Supply, Second Supply, Zhongwei Trading and Zhuhai Zhongwei. HARC's operations were previously divided into seven trading divisions, one consumer products retail division and one investment management division. After the restructuring plan that took effect on January 1, 2000, all assets, liabilities and staff of the seven trading divisions (in First Supply and Second Supply) were transferred to the Farming Bureau. First Supply and Second Supply have since become dormant.

         HARC, through the seven trading divisions, engaged in the trading of natural rubber and procurement of materials and supplies. Each trading division was a profit center and had its own accounting function. Every quarter, each division of First Supply and Second Supply submitted its financial statements to First Supply or Second Supply for consolidation. Those companies, in turn, submitted the combined accounts to HARC for consolidation. The General Manager of each division accounted for its results to the General Manager of First Supply or Second Supply, who, in turn, accounted for the overall results to the board of directors of HARC. Zhongwei Trading (investment management division) and Zhuhai Zhongwei (consumer products retail division) also submits their respective accounts to HARC for consolidation. The General Managers of Zhongwei Trading and Zhuhai Zhongwei account for their respective results to the board of directors of HARC.

         HARC has a two-tier structure with a board of directors and a supervisory board. The board of directors is responsible for the day-to-day management of and all major decisions relating to HARC (except decisions that may be made by HARC's shareholders during a general meeting of the shareholders) and, as of December 31, 1999, was made up of 5 members, of which two were nominated by the Farming Bureau and three were nominated by Billion Luck. The

Chairman of HARC was nominated by the Farming Bureau, and the Vice-Chairman was nominated by Billion Luck. The General Manager of HARC is also a member of the board. The General Manager of HARC was nominated by Billion Luck.

         The supervisory committee is responsible for supervising the board of directors and the senior management of HARC in order to prevent the abuse of rights and infringement of the interests of HARC and its shareholders and employees. Among other responsibilities, members of the supervisory board attend meetings of the board of directors and observe HARC's managers to ensure that their acts do not contravene any laws or regulations or HARC's articles of association or the resolutions of HARC's shareholders in meetings thereof. As of December 31, 1999, the supervisory board was made up of three members, one of which was nominated by Billion Luck, the Farming Bureau and the employees of HARC, respectively.

         The following chart illustrates the organizational and management structure of HARC as of December 31, 1999:

                                              ----------------------------                   -------------------------
                                                       BOARD OF                                    SUPERVISORY
                                                       DIRECTORS                                    COMMITTEE
                                              ----------------------------                   -------------------------


                                              ----------------------------
                                                        GENERAL
                                                        MANAGER
                                              ----------------------------


----------------------------    --------------------------    --------------------------     -------------------------
          DEPUTY                         DEPUTY                        DEPUTY                         DEPUTY
      GENERAL MANAGER                GENERAL MANAGER               GENERAL MANAGER               GENERAL MANAGER
----------------------------    --------------------------    --------------------------     -------------------------


----------------------------    --------------------------    --------------------------     -------------------------
           FIRST                         SECOND                        ZHUHAI                       INVESTMENT
        SUPPLY (1)                     SUPPLY (2)                   ZHONGWEI (3)                  MANAGEMENT (4)
----------------------------    --------------------------    --------------------------     -------------------------


(1) The principal businesses in which First Supply's trading divisions engaged include: Natural Rubber, Fuels & Chemicals, Fertilizers, Automobile Trading.

(2) The principal businesses in which Second Supply's trading divisions engaged include: Natural Rubber, Fuels & Chemicals, Fertilizers, Automobiles, Farm Equipment & Machinery.

(3) The principal business of Zhuhai Zhongwei is the operation of a supermarket in Zhuhai which sells various kinds of consumer products, including food, groceries, clothing, household equipment, cosmetics, etc.

(4) HARC's principal businesses, which are either conducted through its newly incorporated subsidiaries or its internal departments, include: investment holding and securities trading.

         During the first quarter of 2000, HARC undertook a restructuring plan, designed to cease the operations of its two primary businesses, the marketing and distribution of natural rubber and the procurement of production materials, supplies and other agricultural products, which were originally conducted by First Supply and Second Supply. The terms of the restructuring are set forth in a Shareholders' Agreement on Business Restructuring among the Farming Bureau, the Company and Billion Luck, and an Assets and Staff Transfer Agreement among the Farming Bureau, HARC, First Supply, Second Supply and Sales Centre, both of which were effective on January 1, 2000. Certified English translations of these two Chinese agreements are included as exhibits hereto and incorporated herein by reference.

         In the view of the Company's management, the performance of HARC's natural rubber distribution business and the materials and supplies procurement business has been unsatisfactory for some time, with substantial reported losses following the occurrence of the Asian financial crisis. Management estimates that the poor operating environment of these businesses will persist for the foreseeable future. Management determined that it was in the best interest of the Company to cease the operations of these two businesses. Under the restructuring plan, the operations of First Supply, Second Supply and Sales Centre were ceased and the assets, liabilities and staff related thereto were transferred to the Farming Bureau, effective as of January 1, 2000. The purchase price was the book value or the fair value of the net assets transferred, as determined by an independent valuer, as of December 31, 1999, whichever was lower. Based on the valuation, there were no material differences between the fair value and the net book value (as determined under US GAAP) of those assets and liabilities as of December 31, 1999. The Company expects that this restructuring plan will reduce selling and administrative expenses as the two businesses are ceased and improve operating and management efficiency as non-profitable assets are sold, allowing management to focus on exploring other investment opportunities.

         Activities of HARC and its Subsidiaries

         HARC, First Supply and Second Supply functioned as affiliated trading partners of the Farming Bureau and the Hainan State Farms. They purchased raw natural rubber (both dried and latex) from the Hainan State Farms and sold the raw natural rubber to customers throughout the PRC. They traded natural rubber commodity futures to hedge the price risk associated with existing inventories and certain firm commitments for the purchase of natural rubber. They also entered into natural rubber commodity futures contracts which were not specific hedges. However, HARC First Supply and Second Supply ceased the trading of natural rubber commodity futures contracts in the second quarter of 1998 in view of the high volatility of the futures market and the risk of potential default by futures counter-parties. First Supply and Second Supply sold production materials, including fertilizers, fuels, chemicals, farm equipment and machinery, and automobiles to the Hainan State Farms, the Farming Bureau, and other unaffiliated customers.

         In fulfilling their role as trading partners of the Farming Bureau, HARC, First Supply and Second Supply served as a sales outlet for the raw natural rubber produced by the Hainan State Farms and procured production materials for the Farming Bureau and the Hainan State Farms. Pursuant to a Long-Term Sale and Purchase Agreement dated November 5, 1994 (the "Sale and Purchase Agreement"), among the Farming Bureau, HARC, First Supply and Second Supply, the Farming Bureau agreed to direct the Hainan State Farms to sell to HARC, First Supply and Second Supply on a priority basis, and HARC, First Supply and Second Supply agreed to purchase from the Hainan State Farms, raw natural rubber for sale under the same terms and conditions as were offered to other purchasers. If HARC, First Supply and Second Supply were offered the same quantity and same price for natural rubber from a Hainan State Farm and a non-state farm, HARC, First Supply or Second Supply, as the case may be, were required to purchase from the Hainan State Farm. If the price offered by the Hainan State Farm was higher than that from a non-state farm, HARC, First Supply or Second Supply, as the case may be, could purchase from the non-state farm. Otherwise, there was no condition requiring the purchase of any particular quantity of raw natural rubber from the Hainan State Farms. The Sale and Purchase Agreement had a term of 15 years and, subject to applicable law, could not be terminated except upon the agreement of the parties. HARC, First Supply and Second Supply determined the selling price according to market conditions. However, the Farming Bureau guaranteed First Supply and Second Suuply a minimum gross profit margin of 3.5% on natural rubber purchased from the Hainan State Farms as set forth in the Sale and Purchase Agreement. Upon a request by the Farming Bureau, and in view of the existing state of the natural rubber market, a supplementary agreement dated May 21, 1999, was entered into among the Farming Bureau, HARC, First Supply and Second Supply. Pursuant to this supplementary agreement, the minimum gross profit guarantee of 3.5% earned by First Supply and Second Supply on natural rubber purchased from the Hainan State Farms was reduced to 1.5% in order to reflect the prevailing market rate more realistically. The agreement took effect from April 1, 1999. Pursuant to the Restructuring Agreements, the Farming Bureau, HARC, First Supply and Second Supply agreed to terminate the Sale and Purchase Agreement effective as of January 1, 2000.

         With respect to the procurement of materials and supplies, First Supply and Second Supply generally did not maintain significant levels of inventory, but instead located suppliers and the necessary products upon the receipt of orders. The management determined that this policy reduced holding costs and minimized exposure to price fluctuations. However, in anticipating favorable market conditions or with respect to certain common items, First Supply and Second Supply may maintained inventory levels in these limited circumstances sufficient to satisfy estimated demand for one to three months. With respect to the distribution of natural rubber, due to the seasonal nature of rubber production, HARC, First Supply and Second Supply stockpiled a certain amount of rubber inventory during the peak production season for sales in those periods with no rubber output (usually the first quarter of each year).

         Zhuhai Zhongwei has been engaged in the operation of a supermarket in Zhuhai, the PRC, since the fourth quarter of 1999, which sells various kinds of consumer products, including food, groceries, clothing, household equipment, cosmetics, etc.

         The Company has also been engaged in the processing and sale of timber since the first quarter of 2000 through a new subsidiary of HARC, Hainan Weilin, which was incorporated on June 22, 1999, with a registered capital of Rmb8.56 million (US$1.03 million). Hainan Weilin is owned 58% by HARC and 42% by Haikou Mechanical Factory, a PRC entity owned and controlled by the Farming Bureau.


INDUSTRY SEGMENTS

         In conformity with Item 101(b) of Regulation S-K, the following table sets forth the audited historical financial information related to Industry Segments (amounts in thousands). As the supermarket operation is still in the start up phase, the revenue contribution to the Company during the year ended December 31, 1999 was insignificant. Therefore the supermarket operation was grouped under the procurement of materials and supplies and distribution of other agricultural products. See Financial Statements and Notes included therein attached as Appendix A hereto.

                                                            Year Ended December 31,
------------------------------------------------------------------------------------------------------
                                              1997           1998            1999           1999
                                              ----           ----            ----           ----
                                              (Rmb)          (Rmb)           (Rmb)          (US$)
Net sales to external customers:
  Natural Rubber:
    Net sales to unaffiliated customers        858,211       453,952       442,841        53,483
    Net sales to affiliates                    245,934        16,121            --            --
                                           -----------    ----------    ----------    ----------
                                             1,104,145       470,073       442,841        53,483
                                           -----------    ----------    ----------    ----------
Materials, supplies and other
  agricultural  products
    Net sales to unaffiliated customers         12,909        43,367         9,808         1,185
    Net sales to affiliates                     32,117        14,252        23,718         2,864
                                           -----------    ----------    ----------    ----------
                                                45,026        57,619        33,526         4,049
                                           -----------    ----------    ----------    ----------

Total consolidated net sales                 1,149,171       527,692       476,367        57,532
                                           ===========    ==========    ==========    ==========

Depreciation and amortization expenses:
  Natural rubber                                 1,362         1,287           723            87
  Materials, supplies and other
    agricultural Products                           56            45           340            41
                                           -----------    ----------    ----------    ----------
Total segment depreciation and
  amortization expenses                          1,418         1,332         1,063           128

Reconciling item:
  Depreciation and amortization
    expenses attributable to corporate
    assets                                          39            38            28             4
                                           -----------    ----------    ----------    ----------

Total consolidated depreciation and
  amortization expenses                          1,457         1,370         1,091           132
                                           ===========    ==========    ==========    ==========

Segment profit/(loss):
  Natural rubber                                61,104         3,465         5,634           681
  Materials, supplies and other
    agricultural Products                        4,477        (7,967)        3,157           381
                                           -----------    ----------    ----------    ----------

Total segment profit/(loss)                     65,881        (4,502)        8,791         1,062



                                                 Year Ended December 31,
------------------------------------------------------------------------------------------------------
                                              1997           1998            1999           1999
                                              ----           ----            ----           ----
                                              (Rmb)          (Rmb)           (Rmb)          (US$)

Reconciling items:
  Corporate expenses                           (13,162)      (15,852)      (15,056)       (1,819)
  Loss on impairment of an investment               --       (49,969)           --            --
  Interest income                               14,849         6,862           944           114
  Interest expenses                            (15,007)         (289)           (1)           --
                                           -----------    ----------    ----------    ----------
Total consolidated income/(loss)
  before income taxes                           52,561       (63,750)       (5,322)         (643)
                                           ===========    ==========    ==========    ==========

Segment assets:
  Natural rubber                               222,507       258,090       115,651        13,968
  Materials, supplies and other
    agricultural Products                       87,916        16,298       105,631        12,757
                                           -----------    ----------    ----------    ----------

Total segment assets                           310,423       274,388       221,282        26,725

Reconciling item:
  Corporate assets                              14,084         8,046        64,483         7,788
  Investments                                  147,671       119,301       117,808        14,228
  Intersegment receivables                     (34,298)      (31,009)      (26,477)       (3,198)
                                           -----------    ----------    ----------    ----------

Total consolidated assets                      437,880       370,726       377,096        45,543
                                           ===========    ==========    ==========    ==========

Expenditure for additions to
  long-lived assets
    Natural rubber                               2,884           332            --            --
    Materials, supplies and other
      agricultural Products                         --            58            54             7
                                           -----------    ----------    ----------    ----------

Total segment expenditure for
  additions to long-lived assets                 2,884           390            54             7

Reconciling item:
  Corporate assets                                  --           700         6,106           737
                                           -----------    ----------    ----------    ----------
Total consolidated expenditure for
  additions to long-lived assets                 2,884         1,090         6,160           744
                                           ===========    ==========    ==========    ==========

         RUBBER DISTRIBUTION - DISCONTINUED OPERATION

         One of the primary businesses of the Company was the purchase and sale of natural rubber produced in Hainan. HARC, First Supply and Second Supply functioned as trading partners of the Farming Bureau and the Hainan State Farms and were the primary distributors of the natural rubber produced by the Hainan State Farms, which constitute the largest natural rubber production base in China. Hainan State Farms' natural rubber output was approximately 211,000 tons in 1998 (a sales value of approximately Rmb1.8 billion), accounting for approximately 46% of the total domestic output in China in 1998 (US$217 million). The aggregate rubber output of the Hainan State Farms for the years 1994 to 1998 was 986,000 tons. Due to the continuous improvements of production and plantation technology, the natural rubber output increased by over 15% from 1994 to 1998. It is anticipated that the natural rubber output of Hainan State Farms will remain stable in the next few years.

         The natural rubber supplied by First Supply and Second Supply was provided through free market sales. However, they were guaranteed a minimum gross profit margin of 3.5%, and subsequently 1.5% effective as of April 1, 1999, for sales of natural rubber purchased from the Hainan State Farms. To the extent that the gross profit for a particular year was less than this rate, the Farming Bureau was obligated to pay First Supply and Second Supply the shortfall. The marketing and distribution of natural rubber business was ceased effective as of January 1, 2000, pursuant to a restructuring plan undertaken during the first quarter of 2000.

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

         Natural rubber can only be planted in limited geographical regions in the world. Today, most of the rubber plantations in the world are located in South and Southeast Asia, which in 1998 accounted for over 90% of the world's natural rubber output. According to China Statistical Yearbook 1999, China ranked fifth in the world in terms of natural rubber output in 1998 which accounted for 6.8% of the world's natural rubber output in 1998. With its geographical location and humid tropical climate, Hainan province is the most suitable area for planting rubber trees in China, and Hainan has become the single most important production base of natural rubber in China.

                    World Output of Natural Rubber by Country in 1998
                    -------------------------------------------------

                  Country or Region                               Tons
                  -----------------                               ----
                                                              (in thousands)
                  Thailand                                        2,160
                  Indonesia                                       1,560
                  Malaysia                                        1,080
                  India                                             540
                  China                                             460
                  Philippines                                       210
                  Vietnam                                           200
                  Ivory Coast                                       120
                  Sri Lanka                                         100
                  Nigeria                                            90
                  Others                                            280
                                                                 ------

                  TOTAL                                           6,800
                                                                 ======

                  (Source: China Statistical Yearbook 1999)

         Since January 1, 1952, the Farming Bureau, which controls approximately one quarter of the land area in Hainan, has developed the largest natural rubber production base in China, with plantations covering approximately 3.7 million MU (approximately 604,000 acres or 950 square miles) in 1998, according to the Statistical Yearbook of Hainan 1999.

         The natural rubber market has been unsatisfactory for some time following the occurrence of the Asian financial crisis. Although the average unit price of domestic natural rubber in China rebounded from approximately Rmb7,000 (US$845) per ton in 1998 to Rmb8,300 (US$1,002) per ton in 1999, the
gross profit margin diminished. The rubber price in the international market varied according to the demand by major rubber consuming countries (the largest being the United States, followed by China and Japan) and the supply from major rubber producing countries (such as Thailand, Indonesia and Malaysia). In recent years, due to continuous weakening of rubber consumption, especially in Japan and Korea, and the increasing supply from certain major rubber producers in Asia, large amounts of natural rubber inventory were accumulated. Major Asian rubber exporting countries, such as Thailand and Indonesia, have targeted China (the world's second largest consumer of rubber and the third largest importer of rubber) for the sale of their natural rubber. These exporting countries have offered China many preferential policies to stimulate export sales of natural rubber, including longer credit terms, sales discounts and delivery in advance of payment. China imported approximately 430,000 tons of natural rubber in 1997 and 1998, respectively, at average prices of US$1,064 and US$742 per ton for 1997 and 1998, respectively. This large influx of natural rubber weakened the demand of domestic natural rubber.

         The Company's gross profit margin on the distribution of natural rubber was seriously affected due to unsatisfactory market conditions. Although the

Company was previously guaranteed a minimum gross profit margin of 3.5% earned by First Supply and Second Supply on natural rubber purchased from the Hainan State Farms, it was subsequently changed to 1.5% in view of the prevailing market conditions effective as of April 1, 1999. The Company also ceased its hedging activities in the natural rubber commodity futures market in the second quarter of 1998 in view of the high volatility of natural rubber prices and futures market and risk of potential default by futures counter-parties.

         Suppliers

         HARC, First Supply and Second Supply purchased natural rubber from the 92 farms comprising the Hainan State Farms, with the value of purchases totaling approximately Rmb1,012 million (US$122 million) in 1997, Rmb404 million (US$49 million) in 1998 and Rmb434 million (US$52 million) in 1999. The single largest supplier accounted for approximately 4% (Rmb42.2 million, US$5.1 million) in 1997, 14% (Rmb55 million, US$6.6 million) in 1998 and 8% (Rmb35 million, US$4.2 million) in 1999. All supplier farms are controlled by the Farming Bureau. The top five supplier farms accounted for approximately 19% (Rmb187 million, US$23 million) in 1997, 50% (Rmb202 million, US$24 million) in 1998 and 30% (Rmb131 million, US$16 million) in 1999. Purchases were principally made in Renminbi on an open account basis payable within 30 days, or on a "cash on delivery" basis. As a majority of their purchases were made in Renminbi, HARC, First Supply and Second Supply had a limited exposure to fluctuations in exchange rates.

         Pursuant to the Sale and Purchase Agreement, the Farming Bureau agreed to direct the Hainan State Farms to sell to HARC, First Supply and Second Supply on a priority basis, and HARC, First Supply and Second Supply agreed to purchase from the Hainan State Farms, raw natural rubber for sale under the same terms and conditions as were offered to other purchasers. If HARC, First Supply and Second Supply were offered the same quantity and same price for natural rubber from a Hainan State Farm and a non-state farm, HARC, First Supply or Second Supply, as the case may be, were required to purchase from the Hainan State Farm. If the price offered by the Hainan State Farm was higher than that from a non-state farm, HARC, First Supply or Second Supply, as the case may be, could purchase from the non-state farm. Otherwise, there was no condition requiring the purchase of any particular quantity of raw natural rubber from the Hainan State Farms. The Sale and Purchase Agreement had a term of 15 years and, subject to applicable law, would not be terminated except upon the agreement of the parties. HARC, First Supply and Second Supply determined the selling price according to market conditions. Pursuant to the Restructuring Agreements, the Farming Bureau, HARC, First Supply and Second Supply agreed to terminate the Sale and Purchase Agreement effective as of January 1, 2000.

         Marketing

         HARC, First Supply and Second Supply maintained a sales team consisting of approximately 20 persons in the natural rubber business. The sales and marketing personnel made regular visits to customers and to the Hainan State Farms to maintain contacts and monitor requirements. All sales and distribution of raw natural rubber and natural rubber products occurred within the PRC and the Company was solely dependent upon trade in the PRC. The Company did not engage in any export trade from the PRC.

         Customers

         Net sales of natural rubber for 1997, 1998 and 1999 were Rmb1,104 million (US$133 million), Rmb470 million (US$57 million) and Rmb443 million (US$54 million), respectively. The five largest customers for rubber, in the aggregate, accounted for approximately 37%, 37% and 29% of the total revenue derived from rubber sales for 1997, 1998 and 1999, respectively. The single largest customer accounted for approximately 22%, 9% and 7% of such revenue for 1997, 1998 and 1999, respectively.

         For the year ended December 31, 1999, First Supply and Second Supply had a total of approximately 440 customers for natural rubber and natural rubber products.

         Seasonality

         The geographic and climatic conditions in Hainan are such that natural rubber production has high and low seasons. Generally, there is no rubber harvest in the first quarter. The harvest season commences in April and reaches the peak during the second half of a year. The rubber output in the second half year normally accounts for over 70% of the total annual rubber output. Sales of natural rubber and natural rubber products generally are affected by such seasonality factor. All sales in the first quarter of a year relate to inventory maintained from the inventory of the prior year. Sales in the last two quarters accounted for 59%, 60% and 80% of the total sales for 1997, 1998 and 1999, respectively.

         Distribution

         First Supply and Second Supply had their own warehouse facilities and transportation fleet for both natural rubber and materials, consisting of 63 warehouses with a total area of 23,000 square meters, 60 trucks and 135 workers. Some of the natural rubber was shipped to customers by sea freight from the port of Haikou, Hainan, to other destination ports within the PRC. HARC, First Supply and Second Supply also transported rubber from the Hainan State Farms to the port of Zhangjiang, PRC, which operated as a distribution center from where the natural rubber was delivered to customers by rail to destinations within the PRC. Some of the natural rubber was also delivered locally in Hainan.

         Working Capital Items

         HARC, First Supply and Second Supply generally granted their purchasers the right to return substandard natural rubber, as determined by laboratories recognized by both parties. Sales returns or losses borne by HARC, First Supply and Second Supply were reimbursed by the farm that supplied the substandard rubber. These sales returns could have potentially impacted the working capital levels of HARC, First Supply and Second Supply if such returns were significant; however, in the past such sales returns were insignificant.

         HARC, First Supply and Second Supply had established a tight credit control policy. For old and credit-worthy customers, sales of rubber were made principally on an open account basis payable within one week, while the others were made on a "cash on delivery" basis. HARC, First Supply and Second Supply could also require new customers to place deposits of 5% of the invoiced value of a purchase upon signing a sales contract or require full payment on or before delivery. In addition, no sales were made to those customers with long outstanding balances with HARC, First Supply and Second Supply until past due accounts receivable were settled. However, in order to maintain good customer relationships, extended payment terms could be granted to certain customers based on their credit and payment history with HARC, First Supply and Second Supply.

         Due to the seasonal nature of rubber production, HARC, First Supply and Second Supply stockpiled a certain amount of rubber inventory during the peak production season for sales in those periods with no rubber output.

         Competitors

         There were several companies competing for business in the domestic natural rubber industry in the PRC. Among the Company's competitors were other major state-owned rubber producers under the control of different farming bureaus, with no direct relationship to the Hainan Farming Bureau. The market shares of these rubber producers are generally significantly less than that of the Hainan Farming Bureau. There are also certain small, non-state-owned rubber producers located in the provinces of Hainan, Guangdong, Yunnan, Guangxi, and Fujian. However, the quantities produced by these non-state-owned farms and individuals are relatively insignificant.

                              China Output of Natural Rubber by Region in 1998
                              ------------------------------------------------

                  Region                                                                Tons
                  ------                                                                ----
                  Hainan                                                               280,369
                  Yunnan                                                               154,982
                  Guangdong                                                             25,324
                  Guangxi                                                                1,466
                  Fujian                                                                   203
                                                                                     ---------

                  TOTAL                                                                462,344
                                                                                     =========

                  (Source:  China Statistical Yearbook 1999)

         According to the China Statistical Yearbook 1999, the rubber output from Hainan Province was 280,369 tons in 1998. According to the Statistical Yearbook of Hainan 1999, the rubber output from the Hainan State Farms was 211,067 tons in 1998. Consequently, the rubber output from non-state owned enterprises in Hainan Province accounted for approximately 69,302 tons, representing 25% of the total natural rubber output of Hainan Province in 1998. The natural rubber production by other domestic rubber producers is limited by the area of land suitable for rubber planting in the region. Due to the specific tropical climatic conditions required for rubber cultivation, the number of rubber producers is limited and no new domestic rubber producer is expected to enter the market. Thus, the competition in the industry may be determined by the acquisition of land suitable for rubber cultivation. Due to the favorable climatic conditions in Hainan for rubber plantations and the fact that there is still land available in Hainan that the Farming Bureau can develop into rubber plantations, the Farming Bureau will likely remain as China's largest natural rubber producer in the foreseeable future. According to the China Statistical Yearbook 1999 and statistics provided by the China Tropical Agriculture Institute, in 1998, the domestic rubber output and rubber consumption were 462,000 tons and 900,000 tons, respectively. Accordingly, the rubber output of the Farming Bureau in 1998 accounted for approximately 46% of the total domestic output of natural rubber and satisfied approximately 24% of the domestic consumption. However, due to the influx of imported natural rubber of approximately 430,000 tons in both 1997 and 1998, respectively, and the large amount of rubber inventory accumulated, the overall supply of natural rubber exceeded demand, which has caused a large backlog of rubber inventory since 1996. Since the second half year of 1997, the currency crisis in Southeast Asia caused the currencies of most of the largest natural rubber producing countries, like Thailand, Indonesia and Malaysia, to deflate against U.S. Dollars and also induced the rubber producing countries to increase their exports. Competition from imported rubber and unsatisfactory market conditions caused the Company's decision to cease the distribution of natural rubber business effective as of January 1, 2000.

         Environmental Protection

         Management did not believe that there were any material requirements under PRC environmental law or regulations applicable to the HARC, First Supply and Second Suuply which could have had a material adverse effect on capital expenditures, including capital expenditures required in order to comply with environmental laws and regulations, in the rubber distribution segment of the business of the Company.

         PROCUREMENT OF MATERIALS AND SUPPLIES AND DISTRIBUTION OF OTHER
                 AGRICULTURAL PRODUCTS - DISCONTINUED OPERATION

         The Company, through HARC, First Supply and Second Supply, engaged in the procurement of materials and supplies and related commodities, such as fuels and chemicals, including fertilizers and pesticides; and other products, including farm equipment and machinery; and automobiles which were connected with the agricultural production in Hainan. These sourcing and procurement activities were conducted primarily for the Hainan State Farms. The percentage of such sales to non-affiliates were 29% in 1997, 75% in 1998 and 29% in 1999. The significant increase in percentage of sales to non-affiliates in 1998 was due to the sales of barley to non-affiliates in 1998. There were no such sales in either 1997 or 1999. All of the Company's sourcing and trading activities of materials and supplies were provided through free market sales.

         The sourcing and procurement activities generally commenced upon the receipt by First Supply or Second Supply of an order to obtain certain of the various materials set forth above. Upon such receipt, First Supply or Second

Supply identified potential suppliers for the required production materials and obtains quotations from the various suppliers. In order to obtain the most favorable terms, First Supply and Second Supply would negotiate with many different suppliers, with pricing and quality being the main points of negotiation.

         First Supply and Second Supply generally did not maintain a significant level of inventories, but instead located suppliers and the necessary products upon the receipt of orders. Management of First Supply and Second Supply determined that this policy reduced holding costs and minimized exposure to price fluctuations. However, in anticipating favorable market conditions or with respect to certain popular items, First Supply and Second Supply could maintain inventory levels sufficient to satisfy estimated demand for one to three months.

         Pursuant to the Sale and Purchase Agreement, the Farming Bureau agreed to direct the Hainan State Farms to purchase all of their requirements of production materials and other commodities offered by HARC, First Supply and Second Supply under the same terms and conditions as were offered by other suppliers. In the case of production material and other commodities, a Hainan State Farm could request a price quote for a specified quantity of a particular item from HARC, First Supply or Second Supply. Upon receiving the price quote, the Hainan State Farm could obtain quotes from other suppliers based on the same quantity of the requested item. The Hainan State Farm might inform HARC, First Supply or Second Supply, as the case may be, of the amounts of the other quotes and, if any of the quotes were lower, HARC, First Supply or Second Supply had the right to lower their quote to the level of the competing quote. In the event that HARC, First Supply and Second Supply were unable to profitably match the terms offered to the Hainan State Farms by other sources, HARC, First Supply and Second Supply would be required to sell to the Hainan State Farms at a loss or forebear from making such sales. If HARC, First Supply and Second Supply matched the competing quote based upon the same quantity of the item requested, the Hainan State Farm were required to purchase the item from them. Otherwise, the Hainan State Farm could purchase the item from the competing supplier. The Sale and Purchase Agreement had an original term of 15 years and, subject to applicable law, could not be terminated except upon the agreement of the parties. Pursuant to the Restructuring Agreements, the Farming Bureau, HARC, First Supply and Second Supply agreed to terminate the Sale and Purchase Agreement effective as of January 1, 2000. Effective as of the same date, HARC, First Supply and Second Supply ceased the procurement of materials and suppliers business.

         Suppliers

         During 1999, HARC, First Supply and Second Supply purchased production materials and supplies from a total of approximately 90 suppliers. The value of the total purchases of production materials and supplies was approximately Rmb37 million (US$4.5 million) in 1997, Rmb57 million (US$6.9 million) in 1998 and Rmb29 million (US$3.5 million) in 1999. The single largest supplier accounted for approximately 34% (Rmb13 million, US$1.4 million) in 1997, 19% (Rmb11 million, US$1.3 million) in 1998 and 24% (Rmb7 million, US$0.8 million) in 1999. The top five suppliers accounted for approximately 65% (Rmb24 million, US$2.9 million) in 1997, 52% (Rmb30 million, US$3.6 million) in 1998 and 81% (Rmb23 million, US$2.8 million) in 1999. Purchases were principally made in Renminbi on an open account basis payable within 30 to 90 days. As a majority of the purchases were made in Renminbi, HARC, First Supply and Second Supply had limited exposure to fluctuations in exchange rates.

         Marketing

         In accordance with the terms of the Sale and Purchase Agreement, HARC, First Supply and Second Supply were the principal suppliers of production materials to the Farming Bureau and the 92 farms comprising the Hainan State Farms. First Supply and Second Supply maintained a sales and marketing team of approximately 40 persons for the procurement business. The sales and marketing team made regular visits to the Farming Bureau, the Hainan State Farms and unaffiliated purchasers in order to maintain contacts and monitor requirements.

         All activities of HARC, First Supply and Second Supply with respect to production materials and commodities occurred within the PRC and the Company was solely dependent upon trade in the PRC. The Company did not engage in any export trade from the PRC.

         Customers

         Sales of production materials, supplies and other agricultural products by HARC, First Supply and Second Supply for the years 1997, 1998 and 1999 totaled approximately Rmb45 million (US$5.4 million), Rmb58 million (US$7.0 million) and Rmb34 million (US$4.1 million), respectively. The five largest customers for production materials and supplies accounted for approximately 8%, 74% and 42% of the total revenue derived from sales of production materials and supplies for 1997, 1998 and 1999, respectively. HARC, First Supply and Second Supply had a broad customer base and were not dependent upon any single customer for sales. Aggregate sales to affiliates of the Farming Bureau accounted for 71%, 25% and 79% of the total revenue derived from sales of production materials and agricultural products for 1997, 1998 and 1999, respectively.

         Seasonality

         The seasonal fluctuations experienced by First Supply and Second Supply in the production materials procurement operation were less severe than those experienced in connection with the rubber distribution operation. However, to the extent that First Supply and Second Supply could buy goods and materials related to the rubber industry from suppliers, but sell such goods and materials on credit to Hainan State Farms, repayment could be affected by the seasonality of rubber production.

         Working Capital Items

         Sales by HARC, First Supply and Second Supply were principally made in Renminbi. First Supply and Second Supply established a tight credit control policy. Most of the sales to unaffiliated customers were on "cash on delivery" terms. In addition, no sales were made to those unaffiliated customers with long outstanding balances until past due accounts receivable were settled. However, in order to maintain good customer relationships, extended payment terms of one to two weeks could be granted to certain old customers based on their credit and payment history with First Supply and Second Supply. No extended payment terms were granted for more than one month. For sales to the Hainan State Farms, more flexible payment terms could be allowed, depending on credit history and regularity of purchase orders. Such payment terms could include an open account basis or the netting of the sales value of materials against the cost of natural rubber purchases by First Supply and Second Supply.

         Competitors

         Generally, as a result of the Sale and Purchase Agreement, First Supply and Second Supply had few major competitors in their primary market in Hainan Province with respect to the sourcing and procurement of the wide range of production materials and commodities needed by the Farming Bureau, its affiliates, and the Hainan State Farms. With respect to other unaffiliated purchasers, First Supply and Second Supply were subject to significant competition from certain suppliers owned and controlled by the Hainan Provincial Government and from a number of smaller suppliers of production materials and commodities in which First Supply and Second Supply traded.

         Listed below were those competitors owned and controlled by the Hainan Provincial Government and the products with which they competed with HARC, First Supply and Second Supply:

                  Hainan Provincial Production                Pesticides and fertilizers
                  Materials Company

                  Hainan Provincial Automobiles               Automobiles and automobile parts
                  Trading Company

                  Hainan Provincial Farm                      Farm equipment
                  Equipment Company

                  Hainan Provincial Fuels &                   Fuels and chemicals (including coal)
                  Chemical Company

         The price and quality of products sold by the competitors were similar to that of the comparable products sold by First Supply and Second Supply.

However, First Supply and Second Supply could arrange more prompt fulfillment of orders and shipment of goods due to their warehouse facilities and transportation fleet. Also, First Supply and Second Supply could offer more flexible payment terms than their competitors with respect to sales to the Hainan State Farms.

         Environmental Protection

         Due to the business nature of the procurement segment, management did not believe that there were any material requirements under PRC environmental laws or regulations applicable to HARC, First Supply and Second Supply which could have had a material adverse effect on capital expenditures, including capital expenditures required in order to comply with environmental laws and regulation, in the procurement business.

         SUPERMARKET OPERATION - CONTINUED OPERATION

         The Company, through Zhuhai Zhongwei, has been engaged in the supermarket operation since the fourth quarter of 1999. The supermarket which Zhunhai Zhongwei operates is located in Zhuhai City of Guangdong Province. The supermarket sells various kinds of consumer products to customers including food, groceries, clothing, household equipment, cosmetics, etc.

         Zhuhai Zhongwei maintains numerous suppliers for its sources of consumer products, and no supplier accounted for more than 5% of total purchases of consumer products in 1999. Zhuhai Zhongwei targets the residents of Zhuhai as its customers and no single customer that accounted for more than 5% of total revenues from the sales of consumer products in 1999, due to the nature of retail business.

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

         The activities of the Company's principal subsidiaries in China are by law subject, in some cases, to administrative review and approval by various national, provincial, and local agencies of the Chinese government. While China has promulgated an Administrative Procedure Law permitting redress to the courts with respect to certain administrative actions, this law appears to be largely untested in this context. Although the Company believes that the support of local, provincial, and national governmental entities benefits the Company's operations in connection with administrative reviews and receiving approvals, there can be no assurance that such approvals, when necessary or advisable, will be forthcoming.

[Item 2]                         PROPERTIES

         The office space, supermarket and other facilities of HARC and its principal subsidiaries are located in Hainan, Zhuhai and Shenzhen in the PRC. HARC, First Supply and Second Supply previously used warehouse and other facilities consisting of a total gross area of approximately 11,000 square meters for their distribution of natural rubber business and procurement of materials and supplies business, which were transferred to the Farming Bureau pursuant to the Restructuring Agreements effective as of January 1, 2000. The structure and building in respect of the supermarket which the Company operates is owned by Zhuhai Zhongwei.

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


[Item 3]                      LEGAL PROCEEDINGS

         In the opinion of management, there are no material legal proceedings pending or threatened against the Company or any of its subsidiaries as of December 31, 1999.


[Item 4]                SUBMISSION OF MATTERS TO A VOTE
                              OF SECURITY HOLDERS

         On May 28, 1999, pursuant to proper notice, the Company held its annual meeting of shareholders. Several matters were submitted to a vote of the shareholders of the Company, and proxies were properly solicited from the holders of shares of the Company's common stock on April 30, 1999, the record date for the meeting established by the Company's Board of Directors. A quorum of shares entitled to vote was present at the meeting or represented by proxies, and the following matters were approved by the holders of a majority of the outstanding shares of the Company:

         1. a proposal by the Board of Directors to effect a one-for-ten reverse stock split of the Company's Common Stock, par value $0.001 per share, and of the Company's Series B Preferred Stock, par value $0.001 per share (5,370,843 votes for, 71,328 votes withheld, 188,920 abstentions); and

         2. the election of Wan Ying Lin (5,545,285 votes for, 575 votes withheld, 85,231 abstentions) and Ng Kin Sing (5,542,705 votes for, 3,155 votes withheld, 85,231 abstentions) to serve as directors in Class III; and,

         3. the ratification of the appointment of Ernst & Young as the Company's independent accountants for the fiscal year ending December 31, 1999 (5,598,041 votes for, 29,540 votes against, 3,510 abstentions).

         The proxy materials sent to the shareholders of the Company, which included the notice to shareholders and the full text of each of the above proposals as proposed and adopted, are incorporated herein by reference.

                                    [PART II]

[Item 5]             MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is quoted on the electronic inter-dealer quotation system operated by The Nasdaq Stock Market, Inc. ("The Nasdaq Stock Market"), a subsidiary of the National Association of Securities Dealers, Inc. ("NASD"), in the category of Small Cap Issues. The Company's Common Stock has been traded since August 7, 1995, on The Nasdaq Stock Market under the symbol "CHRB." Prior to such date, the Company's Common Stock was traded in the over-the-counter market on the OTC Bulletin Board (the "Bulletin Board") operated by the NASD under the symbol "CEVL." Until August 7, 1995, there was only a limited trading market for the Company's Common Stock. The following table sets forth the high and low bid prices for the Company's Common Stock as reported by The Nasdaq Stock Market for each fiscal quarter of 1998 and 1999. The bid prices are inter-dealer prices, without retail markup, markdown or commission, and may not necessarily reflect actual transactions. All of the below quotations were obtained from Bloomberg Business News, and the quotations have been adjusted to give retroactive effect to the one-for-ten reverse stock split that was effective as of June 11, 1999:

                      Period                             High Bid               Low Bid
                      ------                             --------               -------
         1999 Fiscal Year, quarter ended:
                  March 31, 1999.....................        $8.1                $3.4
                  June 30, 1999......................         6.3                 3.5
                  September 30, 1999.................         7.1                 4.1
                  December 31, 1999..................        24.5                 3.9
         1998 Fiscal Year, quarter ended:
                  March 31, 1998.....................       $25.6               $19.4
                  June 30, 1998......................        28.8                15.0
                  September 30, 1998.................        16.3                 9.4
                  December 31, 1998..................        10.6                 5.0

         On April 13, 2000, there were 297 holders of record of the Company's Common Stock.

         The one-for-ten reverse stock split approved by the shareholders of the Company was made effective by the Company's Board of Directors at the close of business on June 11, 1999.

         The Company has not paid any dividends with respect to its Common Stock and has no present plan to pay any dividends in the foreseeable future. The Company intends to retain its earnings to support the growth and expansion of its business.

         Any dividends paid in the future by the Company will be paid at the discretion of the Company's Board of Directors and will be dependent upon distributions, if any, made by HARC's subsidiaries through HARC to the Company's wholly-owned subsidiary, Billion Luck. Applicable PRC law and HARC's Articles of Association (the "Articles") require that, before HARC, as a limited joint stock company, distributes profits to investors, it must (1) satisfy all taxes; (2) provide for all losses incurred in previous years; and (3) allocate a specified percentage of remaining profits to each of the following: a surplus reserve (in the amount of 10% of such remaining profits), a collective welfare fund (in the amount of 10% of such remaining profits), and an incentive fund (in an amount between 5% and 10% of such remaining profits). The Articles provide that the foregoing may be adjusted by the HARC'S board of directors based upon HARC's business performance and development needs, subject to the approval of HARC's shareholders. Distributions of profits by HARC's subsidiaries to HARC, and by HARC to Billion Luck are required to be pro rata in proportion to such party's investment in such company. In addition to the foregoing, any future determination to pay a dividend to holders of shares of Common Stock will depend on the Company's results of operations, its financial condition and other factors deemed relevant by the Board of Directors. Since the acquisition of

Billion Luck by the Company in December, 1994, the Company has not received any distributions from any of its subsidiaries and has not made any distributions to its shareholders.


[Item 6]                         SELECTED FINANCIAL DATA

         The following table sets forth selected financial data of the Company and its subsidiaries. The selected historical consolidated financial data in the table for the Company's five fiscal years ended December 31, 1995, 1996, 1997, 1998 and 1999, are derived from the consolidated financial statements elsewhere herein. The data should be read in conjunction with, and qualified in their entirety by reference to, "Management's Discussion and Analysis of Results of Operations and Financial Condition", the Consolidated Financial Statements of the Company and related Notes thereto, and other financial information.

                              ---------------------------------------------------------------------------------
                                                   In Thousands, Except Per Share Amounts
                                                          Year Ended December 31,
                                 1995          1996         1997         1998          1999           1999
                                 (Rmb)        (Rmb)         (Rmb)        (Rmb)         (Rmb)        (U.S.$)
                              ------------ ------------- ------------ ------------ -------------- -------------
Income Statement Data
Net sales                       1,957,243     1,827,499    1,149,171      527,692        476,367        57,532
Cost of sales                  (1,851,186)   (1,677,056)  (1,092,972)    (510,631)      (467,936)      (56,514)
                              -----------   -----------  -----------    ---------      ---------      --------
Gross Profit                      106,057       150,443       56,199       17,061          8,431         1,018
Depreciation                       (2,820)       (1,813)      (1,429)      (1,343)        (1,091)         (132)
Provision for doubtful accounts         -                          -       (4,740)             -             -
Loss on impairment of an
investment                              -             -            -      (49,969)             -             -
Selling, general and
administrative expenses           (54,442)      (50,488)     (32,934)     (35,419)       (23,864)       (2,882)
Financial income/(expense), net   (33,212)      (19,870)         145        6,590            864           104
Other income, net                  28,654         6,054       30,580        4,070         10,338         1,249
                              -----------   -----------  -----------    ---------      ---------      --------
Income/(loss) before income
taxes                              44,237        84,326      (52,561)     (63,750)        (5,322)         (643)
Income taxes                       (6,909)      (13,991)      (9,798)           -              -             -
                              -----------   -----------  -----------    ---------      ---------      --------
Income/(loss) before
minority interests                 37,328        70,335      (42,763)     (63,750)        (5,322)         (643)
Minority interests                (18,153)      (34,513)     (24,563)      11,079         (1,674)         (202)
                              -----------   -----------  -----------    ---------      ---------      --------
Net income/(loss)                  19,175        35,822       18,200      (52,671)        (6,996)         (845)
                              ===========   ===========  ===========    =========      =========      ========
Earnings/(loss) per share*
  Basic                             159.8         101.4        30.55       (87.91)        (11.80)        (1.43)
                              ===========   ===========  ===========    =========      =========      ========
  Diluted                           154.9         100.2        30.46       (87.91)        (11.80)        (1.43)
                              ===========   ===========  ===========    =========      =========      ========
Other financial data
Income/(loss) before
  income taxes, minority
  interests, depreciation
  and amortization                 47,085        86,166       53,990      (62,407)        (4,231)         (511)
                              ===========   ===========  ===========    =========      =========      ========
Balance sheet data
Current assets                    633,958       685,216      281,692      243,188        248,052        29,958
Working capital                   143,986       301,474      217,927      167,851        162,789        19,661
Total assets                      668,488       705,113      437,880      370,726        377,096        45,543
Current liabilities               489,972       383,742       63,765       75,337         85,263        10,297
Minority interests                 74,067       108,580      133,143      107,945        111,399        13,454
Total liabilities and
minority interests                564,039       492,322      196,908      183,282        196,662        23,751
Shareholders' equity              104,449       212,791      240,972      187,444        180,434        21,792

  * The earnings per share information for the periods presented represents earnings/(loss) per share of the Company as if the reverse stock splits in 1996 and 1999 had been completed at the beginning of the respective periods.

  * The computation of diluted earnings/(loss) per share did not assume the conversion of the stock option in 1999, 1998 and 1997 and the warrants in 1999 and 1998 because their inclusion would have been antidulutive.


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

OVERVIEW

The Company

         The Company is a Nevada holding company which controls a 61% interest in HARC (56% interest of HARC is owned by Billion Luck and a 5% interest of HARC is owned by the Company), a limited liability joint stock company organized in the PRC. The Company, through HARC, First Supply and Second Supply, previously engaged in marketing and distribution of natural rubber and rubber products produced by the Hainan State Farms and non-state farms in the PRC, procurement of production materials and supplies, including chemicals, farm equipment and machinery, automobiles and other commodities for use primarily by the Hainan State Farms and other unaffiliated customers, and trading in natural rubber commodity futures contracts. Pursuant to a Shareholders' Agreement on Business Restructuring dated March 3, 2000, among the Company, Billion Luck and the Farming Bureau, the natural rubber distribution business and the procurement of materials and supplies business ceased effective as of January 1, 2000. Pursuant to an Assets and Staff Transfer Agreement dated March 3, 2000, among the Farming Bureau, HARC, First Supply, Second Supply and Sales Centre, the assets, liabilities and staff related to the ceased businesses were transferred to the Farming Bureau effective as of January 1, 2000. The restructuring resulted in the discontinuation of substantially all of the existing operations of the Company as of December 31, 1999. Notwithstanding the discontinuation of the distribution of natural rubber and the procurement of materials and supplies businesses, the Company has contemplated to set up several new lines of businesses as part of the restructuring, including its new supermarket operations in the PRC in the fourth quarter of 1999. The assets and liabilities of these new businesses for the year ended December 31, 1999 and the revenues generated from and expenses incurred by these new businesses for the year ended December 31, 1999 were insignificant. All new operations of the Company are still in the start-up phase. Because of the restructuring undertaken by the Company, operating results of prior years are not indicative of the operating results that may be expected in future years.


         The Statements under "Results of Operations" and "Liquidity and Capital Resources" relate to the operations and financial condition of the Company and its subsidiaries.


Results of Operations

         The following table shows the selected consolidated income statement data of the Company and its subsidiaries for the three fiscal years ended December 31, 1997, 1998 and 1999. The data should be read in conjunction with, and qualified in their entirety by reference to, the Consolidated Financial Statements of the Company and related Notes thereto and other financial information included elsewhere therein:

---------------------------------------------------------------------------------------------------------
                                                                Year Ended December 31,
(In thousands)                                       1997           1998           1999          1999
                                                     (Rmb)          (Rmb)         (Rmb)          (US$)

Net sales:
  Distribution of natural rubber                   1,104,145        470,073       442,841         53,483
  Procurement of materials and supplies
   and distribution of other agricultural
   products                                           45,026         57,619        33,526          4,049
                                                  ----------     ----------    ----------       --------

                                                   1,149,171        527,692       476,367         57,532


Gross profit                                          56,199         17,061         8,431          1,018
Gross profit margin                                      4.9%           3.2%          1.8%           1.8%

Income/(loss) before income taxes                     52,561        (63,750)       (5,322)          (643)
Income taxes                                          (9,798)             -             -              -
                                                  ----------     ----------    ----------       --------

income/(loss) before minority interests               42,763        (63,750)       (5,322)          (643)
Minority interests                                   (24,563)        11,079        (1,674)          (202)
                                                  ----------     ----------    ----------       --------

Net income/(loss)                                     18,200        (52,671)       (6,996)          (845)
                                                  ==========     ==========    ==========       ========

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Sales - Distribution of Natural Rubber

         Total net sales for the year ended December 31, 1999, decreased by Rmb27 million (US$3.3 million) or 5.8% to Rmb443 million (US$53.5 million), compared to Rmb470 million (US$56.8 million) for the corresponding period in 1998. Although the average selling price of natural rubber increased from Rmb7,000 (US$845) per ton in 1998 to Rmb8,300 (US$1,002) per ton in 1999, the
sales volume decreased by approximately 20% in 1999 compared to that of 1998. The decrease in sales volume was mainly due to the closure of China Commodity Futures Exchange ("CCFE") in Hainan, which was engaged in the trading of natural rubber commodity futures. This affected the overall demand for natural rubber as speculators in the futures market purchased a substantial quantity of natural rubber to hedge their exposure in the futures market in the past. The increase in selling price was mainly due to the stabilization of most Asian currencies in 1999. Therefore, the domestic natural rubber has become more competitive compared to imported natural rubber in terms of selling price (including VAT and import tariff).

Sale - Procurement of Materials and Supplies and Distribution of Other Agricultural Products

         Net sales decreased by Rmb24.1 million (US$2.9 million) or 41.8% to Rmb33.5 million (US$4.0 million) in 1999 from Rmb57.6 million (US$7.0 million) in 1998. The decrease was mainly due to sales of barley that amounted to Rmb29 million (US$3.5 million) in 1998, which was a one-off transaction. As this product was unprofitable, management decided to suspend the trading of this product. On the other hand, there was a sales contribution from the supermarket operation that was commenced during the fourth quarter of 1999, amounting to Rmb688,000 (US$83,000).

Gross Profit and Gross Profit Margin

         Gross profit decreased by Rmb8.6 million (US$1.0 million) or 50.6% to Rmb8.4 million (US$1.0 million) in 1999 from Rmb17.1 million (US$2.1 million) in 1998. The gross profit margin decreased from 3.2% in 1998 to 1.8% in 1999. The reason for the decline in gross profit margin was due to the fact that the Company was previously guaranteed a minimum gross profit margin of 3.5% on natural rubber purchased from the Hainan State Farms by the Farming Bureau, the guarantee was subsequently changed to 1.5% in view of the prevailing market conditions pursuant to an agreement effective as of April 1, 1999.

Loss on Impairment of an Investment

         For the year ended December 31, 1998, the Company wrote down, in aggregate, Rmb50 million (US$6.0 million) against a long-term investment and an investment purchase deposit in a PRC listed company, due to an adverse change in the business environment in the PRC.

Selling, General and Administrative Expenses

         Selling and administrative expenses decreased by Rmb11.6 million (US$1.4 million) or 32.6% to Rmb23.9 million (US$2.9 million) in 1999 from Rmb35.4 million (US$4.3 million) in 1998. The decrease was mainly due to the reduction of sales activities by approximately 20% in 1999, better cost control on expenses, such as reduction of legal and professional fees, public relations and salaries expenses, and the write-off of margin deposits paid to two futures brokers amounted to Rmb4 million (US$483,000) in 1998.

Financial Income, Net

         Net financial income decreased from Rmb6.6 million (US$797,000) in 1998 to Rmb864,000 (US$104,000) in 1999. The significant decrease was mainly due to the decrease in average cash and cash equivalents as funds were shifted to short-term investments. In addition, part of the cash and cash equivalent was deposited to two securities companies in the PRC in 1998, which offered a better interest rate than that of other financial institutions.

Other Income, Net

         Other income increased by Rmb6.3 million (US$757,000) or 154% to Rmb10.3 million (US$1.2 million) in 1999 from Rmb4.1 million (US$492,000) in 1998. Other income in 1999 represented the recovery of a margin deposit paid to a future broker of Rmb3 million (US$362,000) which was provided for in 1998, dividend income from the Company's long-term investment that amounted to Rmb6.7 million (US$809,000) and a net gain on trading of marketable securities. Other income in 1998 represented the net gain on trading of commodity futures contracts, compensation received from an insurance company and the recovery of bad debts written-off in prior years.


Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Sales - Distribution of Natural Rubber

         Net sales decreased by Rmb634 million (US$76.6 million) or 57.4% to Rmb470 million (US$56.7 million), compared to Rmb1,104 million (US$133.3 million) for the corresponding period in 1997. The decrease in natural rubber sales was due to the decrease in average natural rubber price from approximately Rmb9,300 (US$1,123) per ton in 1997 to approximately Rmb7,000 (US$845) per ton in 1998, and the decrease in sales quantity in 1998 as compared with the corresponding period in 1997. The decreases in rubber price and unit sales were due to the keen competition from overseas suppliers, the currency deflation of most rubber producing countries such as Thailand, Indonesia and Malaysia, and an overall decrease in domestic demand. The gradual decrease in PRC import tariff made imported rubber more attractive to domestic customers due to a decrease in price difference between domestic and imported rubber. In addition, in order to foster the growth of certain state-owned enterprises involved in the manufacturing of rubber related products, the PRC government granted various tariff exemptions to them. Together with the favorable credit terms provided by overseas suppliers, many customers switched to imported rubber, which caused a significant decrease in domestic demand of natural rubber.

Sales - Procurement of Materials and Supplies and Distribution of Other Agricultural Products

         Net sales increased by Rmb13 million (US$1.6 million) or 28.0% to Rmb58 million (US$7.0 million), compared to Rmb45 million (US$5.4 million) for the corresponding period in 1997. The increase of net sales from procurement of materials and supplies was mainly due to the sales of barley that amounted to Rmb29 million (US$3.5 million) during 1998. This was a one-off transaction, as this product was not profitable and management decided to suspend the trading of this product. However, this increase was partly offset by the reduction of sales of production materials due to intense competition from other suppliers located in proximity to various rubber farms, and to the sluggish consumption market.

Gross Profit and Gross Profit Margin

         Gross profits decreased by Rmb39.1 million (US$4.7 million) or 69.6% to Rmb17.1 million (US$2.1 million) in 1998 from Rmb56.2 million (US$6.8 million) in 1997. The gross profit margin also decreased from 4.9% in 1997 to 3.2% in 1998. The decrease was mainly due to a lower gross profit margin achieved by the Company related to sales of rubber inventory which was purchased at much higher cost in prior years. In addition, there was a gross loss arose from the sale of barley that amounted to Rmb2 million (US$242,000) during 1998.

Loss on Impairment of an Investment

         For the year ended December 31, 1998, the Company wrote down, in aggregate, Rmb50 million (US$6.0 million) against a long-term investment and an investment purchase deposit in a PRC listed company, due to an adverse change in the business environment in the PRC.

Selling and Administrative Expenses

         Selling and administrative expenses increased by Rmb2.5 million (US$300,000) or 7.5% to Rmb35.4 million (US$4.3 million) in 1998 from Rmb32.9 million (US$4.0 million) in 1997. The increase was primarily due to the write-off of margin deposits paid to two futures brokers after the closure of CCFE in Hainan in late 1998.

Financial Income, Net

         The increase in net financial income from Rmb145,000 (US$18,000) in 1997 to Rmb6.6 million (US$797,000) in 1998 was mainly due to an increase in interest earned on cash and cash equivalents after the withdrawal of futures margin deposits, and there was an interest expense of Rmb2 million (US$242,000) in 1997 on a temporary advance for the acquisition of a long-term investment.

Other Income, Net

         Other income decreased by Rmb26.5 million (US$3.2 million) or 86.7% to Rmb4.1 million (US$495,000) in 1998 from Rmb30.6 million (US$3.7 million) in 1997. This significant decrease was primarily due to the decrease in gains on trading of rubber futures contracts for non-hedging purposes. The Company ceased the trading of rubber futures contracts during the second quarter of 1998 as a result of the increased volatility of the futures market and the reduction of natural rubber demand in the open market.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's and its subsidiaries' primary liquidity needs are to fund accounts receivable, inventories and, to a lesser extent, to expand business operations. The Company has financed its working capital requirements through the internally generated cashflows.

         Net cash provided by/(used in) operating activities was (Rmb3 million), Rmb35 million and (Rmb41.7 million) in fiscal 1997, 1998 and 1999, respectively. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in operating assets and liabilities.

         The Farming Bureau has guaranteed the recoverability of current accounts receivable from the Hainan State Farms and other related companies controlled and owned by the Farming Bureau. Pursuant to an Assets and Staff Transfer Agreement dated March 3, 2000, the Farming Bureau purchased assets and assumed liabilities and staff related to the ceased businesses effective as of January 1, 2000. The purchase price was the book value or fair value of the net assets transferred (which was not differ materially from the book value), determined as of January 1, 2000, whichever was the lower.

         The Company believes that the internally generated funds will be sufficient to satisfy its anticipated working capital needs for at least the next 12 months.


Inflation

         The Company's operations and financial results could be adversely affected by economic and changes in the policies of the PRC government, such as changes in laws and regulations (or the interpretation thereof), measures which may be introduced to regulate or stimulate the rate of economic growth. The rate of deflation of the PRC economy, based on published consumer price information, was 2.6 percent for 1998 and 3.0 percent for the 10 months ended October 31, 1999. The PRC government has taken certain measures to stimulate domestic demand and consumption. There can be no assurance that these measures will be successful.


Market Risk and Risk Management Policies

         All of the Company's sales and purchases are made domestically and are denominated in Renminbi. Accordingly, the Company and its subsidiaries do not have material market risk with respect to currency fluctuation. As the reporting currency of the Company's consolidated financial statements is also Renminbi, there is no significant translation difference arising on consolidation.

         The Company's interest income is most sensitive to changes in the general level of Renminbi interest rates. In this regard, changes in Renminbi interest rates affect the interest earned on the Company's cash equivalents. As at December 31, 1999, the Company's cash equivalents are mainly Renminbi, Hong Kong Dollar and United States Dollar deposits with financial institutions, bearing market interest rates without fixed term.

         The Company's board of directors adopted a risk management resolution authorizing the management to enter natural rubber commodities futures contracts for hedging the price risk associated with certain firm commitments for the purchase of natural rubber. The Company also traded natural rubber commodity futures contracts which were not specific hedges. As at December 31, 1999, the Company had neither a position in natural rubber commodity futures contracts, nor firm commitments for the purchase of natural rubber.

         As at December 31, 1999, the Company had short-term investments in marketable securities mainly in the PRC stock market that amounted to Rmb57 million (US$6.9 million). These investments expose the Company to market risks that may cause the future value of these investments to be lower than the original cost of such investments at the time of purchase.


Year 2000 Issue

         The Year 2000 issue is the result of information technology systems and embedded systems using a two-digit format, as opposed to four digits, to indicate the year. The Company and its subsidiaries use a limited amount of computer software primarily in connection with their accounting and financial reporting systems. Such programs have been upgraded so that they are year 2000 compatible. In addition to software issues, certain of the computer hardware of the Company and its subsidiaries have been replaced with more current technology.

         As of March 31, 2000, the Company has not experienced any disruptions or failures to its normal operations as a result of the transition into calendar year 2000.


Quarterly Results of Operations

         The following is a summary of the quarterly results of operations for the years ended December 31, 1999 and 1998.

---------------------------------------------------------------------------------------------------------
(In thousands, except share and per share data)     March 31       June 30     September 30   December 31
                                                     (Rmb)          (Rmb)         (Rmb)          (Rmb)
---------------------------------------------------------------------------------------------------------
1999:
  Net sales                                           21,355         83,960       190,190        180,862
  Cost of sales                                       21,140         81,928       186,900        177,968
  Net income/(loss)                                   (4,349)           228          (826)        (2,049)
  Earnings/(loss) per common share:
    Basic                                               (7.3)           0.4          (1.4)          (3.5)
    Diluted                                             (7.3)           0.4          (1.4)          (3.5)

1998:
  Net sales                                           93,227        120,140       155,122        159,203
  Cost of sales                                       90,324        113,680       148,944        157,683
  Net income/(loss)                                   (5,475)         1,841          (462)       (48,575)
  Earnings/(loss) per common share:
    Basic                                               (9.1)           3.1          (0.8)         (81.1)
    Diluted                                             (9.1)           3.1          (0.8)         (81.1)

         The earnings per share information for the periods presented represents earnings/(loss) per share of the Company as if the reverse stock split in 1999 had been completed at the beginning of the respective periods.

         The computation of diluted earnings/(loss) per share did not assume the conversion of the stock options and warrants in 1999 and 1998 because their inclusion would have been antidilutive.


[Item 8]                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's Consolidated Financial Statements for the three fiscal years ended December 31, 1999, 1998 and 1997 are included herewith as Appendix A and incorporated herein by reference.


[Item 9]                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                            ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                   [PART III]


[Item 10]            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the current directors and executive officers of the Company as of March 31, 2000, and the ages of and positions with the Company held by each of such persons:

                                      Age                         Position
                                      ---                         --------
Ching Lung Po                          53              Chairman of the Board of Directors and President

Lin Yu Quan                            52              Vice Chairman of the Board of Directors

Tam Cheuk Ho                           37              Director and Chief Financial Officer

Wong Wah On                            36              Director, Secretary and Financial Controller

Wan Ying Lin                           51              Director

Ng Kin Sing                            38              Director

         Mr. Ching Lung Po has been a director of the Company since February 4, 1998, and was appointed Chairman of the Board of Directors on January 25, 1999, and President of the Company on June 1, 1999. Mr. Ching also has been the Chairman of the Board of Directors and President of OVM International Holding Corp. (OTC Bulletin Board: OVMI), which is included on the OTC Bulletin Board operated by the Nasdaq, since September 1996, and the Chariman of Asia Fiber Holdings Limited (OTC Bulletin Board: AFBR), which is included on the OTC Bulletin Board operated by the Nasdaq, since January 2000. Mr. Ching has been involved for more than 20 years in the management of production and technology for industrial enterprises in PRC. He worked in Heilongjiang Suihua Electronic Factory as an engineer from 1969 to 1976 and was the Head of the Heilongjiang Suihua Industrial Science & Technology Research Institute from 1975 to 1976. Mr. Ching joined the Heilongjiang Qingan Factory in 1976 and has been the General Manager since 1976. In 1988, Mr. Ching started his own business and established the Shenzhen Hongda Science & Technology Company Limited in Shenzhen, which manufactures electronic products. Mr. Ching graduated from the Harbin Military and Engineering Institute and holds the title of Senior Engineer.

         Mr. Lin Yu Quan has been a director and the Vice Chairman of the Company since July 20, 1998. He is also the Chairman of HARC. Mr. Lin is a graduate of the School of Central Communist Party with a major in economic development. From July 1984 to July 1989, he was the Deputy Mayor of Dan County of the Hainan Province. From August 1989 to July 1996, Mr. Lin was the Mayor and Secretary of the Communist Party of Wanning County. From July 1996 to December 1997, he served as the Mayor of the Wanning City. In January 1998, Mr. Lin was appointed Director of the Hainan Farming Bureau.

         Mr. Tam Cheuk Ho has been a director and the Chief Financial Officer of the Company since December, 1994. Prior to joining the Company, from July 1984 through January 1992, he worked as Audit Manager at Ernst & Young, Hong Kong, and from February 1992 through September 1992, as Financial Controller at Tack Hsin Holdings Limited, a listed company in Hong Kong, where he was responsible for accounting and financial functions. From October 1992, through December, 1994, Mr. Tam was Finance Director of Hong Wah (Holdings) Limited. He is a fellow of both the Hong Kong Society of Accountants and the Chartered Association of Certified Accountants. He is also a certified public accountant in Hong Kong. He holds a Bachelor's degree in Business Administration from the Chinese University of Hong Kong.

         Mr. Wong Wah On has been a director of the Company since December 30, 1997. Mr. Wong is also the Financial Controller and Secretary of the Company and a member of the supervisory committee of HARC. He is responsible for assisting the Chief Financial Officer with the Company's treasury, accounting and secretarial functions. From October 1992 through December 1994, Mr. Wong was the Deputy Finance Director of Hong Wah (Holdings) Limited. From July 1988 through October 1992, he was the audit supervisor at Ernst & Young, Hong Kong. He received a professional diploma in Company Secretaryship and Administration from the Hong Kong Polytechnic University and is a fellow of the Chartered Association of Certified Accountants, the Hong Kong Society of Accountants, and the Institute of Chartered Secretaries and Administrators. He is also a certified public accountant in Hong Kong.

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

         Mr. Ng Kin Sing has been a director of the Company since February 1, 1999, and also serves as a member of the Board's Audit Committee. From April 1998 till now, Mr. Ng has been the managing director of Action Plan Limited, a securities investment company. From November 1995 until March 1998, Mr. Ng was sales and dealing director for NatWest Markets (Asia) Limited; and from May 1985 until October 1996, he was the dealing director of BZW Asia Limited, an international securities brokerage house. Mr. Ng holds a bachelor's degree in Business Administration from the Chinese University of Hong Kong.

         At the annual meeting of shareholders on May 28, 1999, Messrs. Wan Ying Lin and Ng Kin Sing were elected to serve as Class III Directors until the annual meeting to be held in 2002 and until their successors have been duly elected and qualified. Messrs. Tam Cheuk Ho and Wong Wah On serve in Class I until the annual meeting to be held in 2000 and until their successors have been duly elected and qualified; and Messrs. Ching Lung Po and Lin Yu Quan serve in Class II until the annual meeting to be held in 2001 and until their successors have been duly elected and qualified.

         The officers of the Company are elected annually at the first Board of Directors meeting following the annual meeting of shareholders, and hold office until their respective successors are duly elected and qualified, unless sooner displaced.

IDENTIFICATION OF SIGNIFICANT EMPLOYEES

         The following table sets forth certain significant employees of the Company as of December 31, 1999 and the ages of and positions with the Company held by each of such persons:

         Name                         Age                 Position
         ----                         ---                 --------

         Li Fei Lie                    33              Vice President

         Mr. Li Fei Lie is the Vice President of the Company. He is also the president and a director of HARC, where he is responsible to oversee the management and operation of HARC. In 1987, he obtained a Bachelor's degree in Economics from the Beijing University. In 1990, he obtained a Master's degree in Economics from the same university. From 1990 through April 1991, he was the Vice Chairman of the Beijing Agency of Guangxi Wuzhou Boiler Factory. From April, 1991 through October, 1992, he was the General Manager of the Development Department of Shenzhen Hong Wah Industrial and Commerce Company Ltd., a Sino-foreign limited liability joint stock company. In October, 1992, Mr. Li became Assistant to the General Manager of Hong Wah (Holdings) Limited and was responsible for the preparatory work relative to the incorporation of HARC.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely upon the Company's review of Forms 3,4 and 5 furnished to the Company with respect to its fiscal year ended December 31, 1999, the Company notes that director Ng Kin Sing filed a Form 3 on February 17, 1999 to report his status as a director, which commenced on February 1, 1999. The Company is also aware that Li Shunxing and Everbright Investment & Management Limited may have had reporting obligations in 1999, but the Company has not received copies of any such reports.


[Item 11]                    EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                -----------------
                                                   Annual Compensation              Long Term
                                                                                  Compensation
                                          ------------------------------------- -----------------
                                                                     Other         Securities
                                                                    Annual         Underlying         All Other
                                           Salary     Bonus      Compensation        Options        Compensation
Name and Principal Position       Year      (US$)     (US$)          (US$)             (1)              (US$)
-------------------------------- -------- --------- ---------- ---------------- ----------------- -----------------
Ching Lung Po, President          1999    254,826      -0-           -0-              -0-               -0-

                                  1998      -0-        -0-           -0-              -0-               -0-

                                  1997      -0-        -0-           -0-              -0-               -0-


Li Fei Lie, Vice President,       1999     46,975      -0-         22,523            1,000              -0-
President of HARC
                                  1998     30,888      -0-         38,610            1,000              -0-

                                  1997     30,888     2,574        38,610            1,000              -0-


Tam Cheuk Ho, Director and        1999    212,355      -0-           -0-               60               -0-
Chief Financial Officer
                                  1998      -0-        -0-           -0-               60               -0-

                                  1997      -0-        -0-           -0-               60               -0-


Wong Wah On, Director,            1999    141,570      -0-           -0-               60               -0-
Secretary and Financial
Controller
                                  1998      -0-        -0-           -0-               60               -0-

                                  1997      -0-        -0-           -0-               60               -0-
================================ ======== ========= ========== ================ ================= =================

(1) As of December 31, 1999, none of the stock options held by Mr. Li, Mr. Tam and Mr. Wong were exercisable. None of such options was "in-the-money" at such date, as the fair market value (as defined in the Company stock option plan and adjusted as a result of the one-for-ten reverse stock split) of the common stock on December 31, 1999, was US$8.56 per share.

         The Company paid its President, Ching Lung Po, annual salary of US$254,826 in 1999. Except for Ching Lung Po, Tam Cheuk Ho and Wong Wah On, no director or executive officer of the Company or any of its subsidiaries was paid a total annual salary and bonus in excess of US$100,000 during the fiscal years ended December 31, 1997, 1998 and 1999.

         Li Fie Lie, Vice President of the Company and President and a director of HARC, was paid annual compensation of HK$560,000 (US$72,072) for the year ended December 31, 1997, HK$540,000 (US$69,498) for each of the two years ended December 31, 1998 and 1999. As of August 1, 1995, Billion Luck entered into an Employment Agreement with Li Fei Lie. In accordance with the terms of the Employment Agreement, Mr. Li was employed by Billion Luck to perform such duties with respect to Billion Luck as Billion Luck's Board of Directors shall from time to time determine. Mr. Li received a base salary of HK$240,000 (US$30,888) plus allowances of HK$300,000 (US$38,610) annually, which base salary was adjusted on each anniversary of the Employment Agreement to reflect a change in the applicable consumer price index or such greater amount as Billion Luck's Board of Directors determined. The Employment Agreement had a term of three (3) years and was terminated on July 31, 1998. As of August 1, 1998, the Company entered into an Employment Agreement with Mr. Li. In accordance with the terms of the Employment Agreement, Mr. Li has been employed by the Company to perform such duties as the Board of Directors shall from time to time determine. Mr. Li shall receive a base salary of HK$540,000 (US$69,498) annually, which base salary shall be adjusted on each anniversary of the Employment Agreement to reflect a change in the applicable consumer price index or such greater amount as the Company's Board of Directors may determine. The Employment Agreement has a term of two years and shall be automatically renewed unless earlier terminated as provided therein. See "Certain Relationships and Related Transactions."

         On May 1, 1997, the Company entered into a consulting agreement with Brender Services Limited, a British Virgin Islands company beneficially owned by Mr. Wong Wah On, the Director, Secretary and Financial Controller of the Company, pursuant to which Brender Services Limited agreed to provide consulting services to the Company for a period of three years commencing on May 1, 1997. In consideration of the services to be rendered by Brender Services Limited, the Company agreed to pay a consultancy fee of HK$270,000 (US$34,749) per month. The Company also agreed to reimburse Brender Services Limited for all out-of-pocket costs incurred in connection with rendering services under the agreement. During the year ended December 31, 1999, a consulting fee of HK$270,000 (US$34,749), was paid to Brender Services Limited. See "Certain Relationships and Related Transactions." The Consulting Agreement was terminated effective February 1, 1999.

         On February 1, 1999, the Company entered into an Employment Agreement with Tam Cheuk Ho. In accordance with the terms of the Employment Agreement, Mr. Tam has been employed by the Company as the Chief Financial Officer and to perform such duties as the Board of Directors shall from time to time determine. Mr. Tam shall receive a base salary of HK$1,800,000 (US$231,660) annually, which base salary shall be adjusted on each anniversary of the Employment Agreement to reflect a change in the applicable consumer price index or such greater amount as the Company's Board of Directors may determine. The Employment Agreement has a term of two years and shall be automatically renewed unless earlier terminated as provided therein. See "Certain Relationships and Related Transactions."

         On February 1, 1999, the Company entered into an Employment Agreement with Wong Wah On. In accordance with the terms of the Employment Agreement, Mr. Wong has been employed by the Company as the Financial Controller and Corporate Secretary and to perform such duties as the Board of Directors shall from time to time determine. Mr. Wong shall receive a base salary of HK$1,200,000 (US$154,440) annually, which base salary shall be adjusted on each anniversary of the Employment Agreement to reflect a change in the applicable consumer price index or such greater amount as the Company's Board of Directors may determine. The Employment Agreement has a term of two years and shall be automatically renewed unless earlier terminated as provided therein. See "Certain Relationships and Related Transactions."

         On February 1, 1999, the Company entered into a Service Agreement with Ching Lung Po. In accordance with the terms of the Service Agreement, Mr. Ching has been employed by the Company as an Chief Executive Officer and to perform such duties as the Board of Directors shall from time to time determine. Mr. Ching shall receive a base salary of HK$2,160,000 (US$277,992) annually, which base salary shall be adjusted on each anniversary of the Employment Agreement to reflect a change in the applicable consumer price index or such greater amount as the Company's Board of Directors may determine. The Employment Agreement has a term of two years and shall be automatically renewed unless earlier terminated as provided therein. See "Certain Relationships and Related Transactions."

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

         During the fiscal year ended December 31, 1999, no holder of stock options exercised such options, and all stock options granted remained outstanding. Also during such fiscal year, no long-term incentive plans or pension plans were in effect with respect to any of the Company's officers, directors or employees.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company's Board of Directors did not have a compensation committee or a committee performing similar functions during the year ended December 31, 1999, and no other relationship existed during such year for which disclosure is required pursuant to Item 401(j) of Regulation S-K.


[Item 12]        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

BENEFICIAL OWNERS OF MORE THAN 5%
OF THE COMPANY'S COMMON STOCK

         The following table sets forth, to the knowledge of management, each person or entity who is the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock or Series B Preferred Stock outstanding as of March 31, 2000 the number of shares owned by each such person and the percentage of the outstanding shares represented thereby.

                                                          Amount and
         Name and Address                                  Nature of                          Percent of
        of Beneficial Owner                        Beneficial Ownership (1)                      Class
        -------------------                        ------------------------                      -----
Winsland Capital Limited                    33,480 Common Stock                                  5.65%
TrustNet Chambers                           320,000 Series B Preferred                            100%
P.O. Box 3444, Road Town
Tortola, British Virgin Islands

Worlder International Company               48,600 Common Stock                                  8.20%
 Limited (2)
21/F., Great Eagle Centre
No. 23 Harbour Road
Hong Kong

(1) The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of these shares.

(2) Of the 48,600 shares of Common Stock indicated, Worlder International Company Limited ("Worlder") directly owns 35,100 shares, and the remaining 13,500 shares represent shares of Common Stock owned by Silverich Limited, which is wholly-owned by Worlder.


SHARE OWNERSHIP OF OFFICERS AND DIRECTORS

         The following table sets forth certain information with respect to the beneficial ownership of Common Stock as of March 31, 2000, by (i) each director of the Company, (ii) each executive officer of the Company named in the summary compensation table, and (iii) all directors and executive officers of the Company as a group. All information with respect to beneficial ownership has been furnished by the respective director or executive officer (in the case of shares beneficially owned by each of them). Unless otherwise indicated in a footnote, each stockholder possesses sole voting and investment power with respect to the shares indicated as beneficially owned.

                                                    Amount and
         Name and Address                            Nature of                               Percent of
        of Beneficial Owner                   Beneficial Ownership (1)                         Class
        -------------------                   ------------------------                         -----
         Ching Lung Po                      33,480 Common Stock (5)                              5.65%

         Lin Yu Quan                                    -0-                                      N/A

         Tam Cheuk Ho                                   -0- (2)                                  N/A

         Li Fei Lie                                     -0- (3)                                  N/A

         Wong Wah On                          4,320 Common Stock (4)                             0.73%

         Wan Ying Lin                                   -0-                                      N/A

         Ng Kin Sing                                    -0-                                      N/A

         All executive officers              37,800 Common Stock                                 6.38%
         and directors as a group

(1) The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of these shares.

(2) Tam Cheuk Ho was granted options to purchase 60 shares of Common Stock under the Company's Stock Option Plan as described under "Stock Options," below.

(3) Li Fei Lie was granted options to purchase 1,000 shares of Common Stock under the Company's Stock Option Plan as described under "Stock Options," below.

(4) Brender Services Limited owns 4,320 shares of Common Stock. Brender Services Limited is beneficially owned by Wong Wah On, the Director, Secretary and Financial Controller of the Company. In addition, Brender was granted options to purchase 1,000 shares of Common Stock under the Company's Stock Option Plan, and Mr. Wong was granted options to purchase 60 shares of Common Stock under the Plan, as described under "Stock Options," below.

(5) Winsland Capital Limited owns 33,480 shares of Common Stock. Winsland Capital Limited is beneficially owned by Ching Lung Po, the Chairman of the Board of Directors of the Company.

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

         On December 30, 1996, the shareholders of the Company adopted an amendment to the Plan (a) to change the number of shares of Common Stock subject to the Plan to that number of shares which would, in the aggregate and if deemed outstanding, constitute 20% of the Company's then-outstanding shares of Common Stock, as determined at the time of granting stock options, and (b) to allow Nonqualified Stock Options, as defined in the Plan, to be exercisable in less than one year (no currently outstanding options were changed by such amendment). By virtue of the one-for-ten reverse stock split approved by the shareholders on December 30, 1996, and made effective by the board of directors on December 31, 1996, the number of shares subject to each outstanding option was reduced by a factor of ten, and the exercise price for the outstanding options was increased to US$4.20 per share (the fair market value of the Common Stock as of May 20, 1996, multiplied by ten). Other terms of the outstanding options were not affected. Also, by virtue of the one-for-ten reverse stock split approved by the shareholders on May 28, 1999, and made effective by the board of directors on June 11, 1999, the number of shares subject to each outstanding option was further reduced by a factor of ten, and the exercise price for the outstanding options was increased to US$42.0 per share (the fair market value of the Common Stock as of May 20, 1996, multiplied by 100). Other terms of the outstanding options were not affected, and the following stock options, which have been granted with respect to 24,000 shares of Common Stock, remain outstanding:

                  Yiu Yat Hung (former director)                     60 shares
                  Tam Cheuk Ho                                       60 shares
                  Han Jian Zhun (former director)                    60 shares
                  Wong Wah On                                        60 shares
                  Li Fei Lie                                      1,000 shares
                  Brender Services Limited                        1,000 shares
                  Cheung Yu Shum                                  5,000 shares
                  Tse Chi Kai                                     3,000 shares
                  Ma Sin Ling                                     5,000 shares
                  Cheung Siu Yin                                    100 shares
                  Woo Pui Yan                                     1,000 shares
                  Kwok Kwan Hung                                  3,860 shares
                  Fu Yang Guang                                   2,000 shares
                  Lin Jia Ping                                    2,700 shares


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

         On November 5, 1994, the Farming Bureau, HARC, First Supply and Second Supply entered into a Sale and Purchase Agreement. With respect to the natural rubber segment, the Farming Bureau agreed to direct the Hainan State Farms to sell to HARC, First Supply and Second Supply on a priority basis, and HARC, First Supply and Second Supply agreed to purchase from the Hainan State Farms under the same terms and conditions as are offered to other purchasers. If HARC, First Supply or Second Supply was offered the same quantity and same price for natural rubber from a Hainan State Farm and a non-state farm, HARC, First Supply or Second Supply, as the case may be, were required to purchase from the Hainan State Farm. If the price offered by the Hainan State Farm was higher than that from a non-state farm, HARC, First Supply or Second Supply, as the case may be, were required to purchase from the non-state farm. Otherwise, there was no condition requiring the purchase of any particular quantity of raw natural rubber from the Hainan State Farms. First Supply and Second Supply were also guaranteed a minimum gross profit margin of 3.5% for sales of natural rubber purchased from the Hainan State Farms. On May 21, 1999, by a Supplementary Agreement among the Farming Bureua, HARC, First Supply and Second Supply, the minimum gross profit margin of 3.5% earned by First Supply and Second Supply on natural rubber sales had been reduced to 1.5% which was made effective on April 1, 1999.

         With respect to the production materials segment, the Sale and Purchase Agreement provided that the Farming Bureau agreed to direct the Hainan State Farms to purchase all of their production materials and other commodities offered by HARC, First Supply and Second Supply under the same terms and conditions as were offered by other suppliers. In the case of production material and other commodities, a Hainan State Farm could request a price quote for a specified quantity of a particular item from HARC, First Supply or Second Supply.. Upon receiving the price quote, the Hainan State Farm could obtain quotes from other suppliers based on the same quantity of the requested item. The Hainan State Farm were required to inform HARC, First Supply or Second Supply, as the case may be, of the amounts of the other quotes and, if any of the quotes were lower, HARC, First Supply or Second Supply had the right to lower its quote to the level of the competing quote. If HARC, First Supply or Second Supply matched the competing quote based upon the same quantity of item requested, the Hainan State Farm were required to purchase the item from HARC, First Supply or Second Supply. Otherwise, the Hainan State Farm could purchase the item from the competing supplier. The Sale and Purchase Agreement had a term of 15 years and, subject to applicable law, may not be terminated earlier except upon the agreement of the parties. Pursuant to the Restructuring Agreements, the Farming Bureau, HARC, First Supply and Second Supply agreed to terminate the Sale and Purchase Agreement effective as of January 1, 2000.

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

         As of March 31, 1995, the Company adopted a Stock Option Plan (the "Plan") pursuant to which the Company's Board of Directors, or a committee thereof at the Board's discretion, is authorized to grant stock options to officers, directors, key employees, consultants and affiliates of the Company. Initially, 2,400,000 shares of Common Stock were authorized for issuance under the Plan. As of July 1, 1995, the Board, in accordance with the recommendation, with respect to stock options granted to directors and officers, of a committee of disinterested persons appointed by the board of directors in accordance with the terms of the Plan, granted options for all 2,400,000 shares of Common Stock authorized under the Plan to various officers, directors and employees of the Company and to a consultant of the Company. As of May 20, 1996, the Board, in accordance with the recommendation, with respect to stock options granted to directors and officers, of a committee of disinterested persons appointed by the board of directors in accordance with the terms of the Plan, reduced the exercise prices of all of the outstanding options to US$0.42 (the fair market value of the Common Stock as of May 20, 1996). By virtue of this action, the outstanding options became exercisable beginning on May 20, 1997, and until May 20, 2006. On December 30, 1996, the shareholders of the Company adopted an amendment to the Plan (a) to change the number of shares of Common Stock subject to the Plan to that number of shares which would, in the aggregate and if deemed outstanding, constitute 20% of the Company's then-outstanding shares of Common Stock, as determined at the time of granting stock options, and (b) to allow Nonqualified Stock Options, as defined in the Plan, to be exercisable in less than one year (no currently outstanding options were changed by such amendment). By virtue of the one-for-ten reverse stock split approved by the shareholders on December 30, 1996, and made effective by the board of directors on December 31, 1996, the number of shares subject to each outstanding option was reduced by a factor of ten, and the exercise price for the outstanding options was increased to US$4.20 per share (the fair market value of the Common Stock as of May 20, 1996, multiplied by ten). Other terms of the outstanding options were not affected. Also, by virtue of the one-for-ten reverse stock split approved by the shareholders on May 28, 1999, and made effective by the board of directors on June 11, 1999, the number of shares subject to each outstanding option was further reduced by a factor of ten, and the exercise price for the outstanding options was increased to US$42.0 per share (the fair market value of the Common Stock as of May 20, 1996, multiplied by a hundred). Other terms of the outstanding options were not affected, and all of the outstanding stock options, which have been granted with respect to 24,000 shares of Common Stock, remain outstanding. See "Security Ownership of Certain Beneficial Owners and Management" and the China Resources Development, Inc., Amended and Rested 1995 Stock Option Plan, which is attached hereto as Exhibit 10.34 and incorporated herein by reference.

         As of April 30, 1995, the Company entered into a consulting agreement with Brender Services Limited pursuant to which Brender Services Limited agreed to provide accounting and consulting services to the Company for a period of five years commencing on May 1, 1995. In consideration of the services rendered by Brender Services Limited, the Company agreed to pay a consultancy fee of HK$170,000 (US$21,879) per month during the first two years of the term of the consulting agreement and a fee to be agreed upon by the parties, but not less than HK$170,000 (US$21,879) per month, for the remaining three years of the term. The Company also agreed to reimburse Brender Services Limited for all out-of-pocket costs incurred in connection with rendering services under the agreement. As of April 30, 1997, the Company renewed the consulting agreement with Brender Services Limited pursuant to which the Company agreed to pay a consultancy fee of HK$270,000 (US$34,749) per month effective May 1, 1997 for a three-year term in consideration of the accounting and consulting services rendered by Brender Services Limited. During the year ended December 31, 1999, a consulting fee of HK$270,000 (US$34,749) was paid to Brender Services Limited. The consulting agreement was terminated effective February 1, 1999.

         As of August 1, 1995, Billion Luck entered into an Employment Agreement with Li Fei Lie. Mr Li is presently the Vice President of the Company and the president and a director of HARC, but, in accordance with the terms of the Employment Agreement, Mr. Li had been employed by Billion Luck to perform such duties with respect to Billion Luck as Billion Luck's Board of Directors shall from time to time determine. Mr. Li received a base salary of HK$240,000 (US$30,888) annually. The Employment Agreement had a term of three (3) years and was terminated on July 31, 1998. As of August 1, 1998, the Company entered into an Employment Agreement with Li Fei Lie. In accordance with the terms of the Employment Agreement, Mr. Li has been employed by the Company as Vice President and to perform such duties with respect to the Company as the Company's Board of Directors shall from time to time determine. Mr. Li shall receive a base salary of HK$540,000 (US$69,498) annually. The Employment Agreement had a term of one
(1) year and was to be automatically renewed thereafter unless earlier terminated as provided therein.

         During the three fiscal years ended December 31, 1997, 1998 and 1999, Second Supply engaged in the trading of natural rubber futures contracts through a broker owned by Jin Huan Corporation ("Jin Huan"), a PRC company which is owned by the Farming Bureau. These transactions resulted in payments of handling fees by Second Supply to the broker which amounted to Rmb0.3 million (US$36,232), nil and nil, in 1997, 1998 and 1999, respectively.

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

         As of December 31, 1996, the Company entered into another Exchange Agreement with China Everbright Financial Holdings Limited (formerly known as "Everbright Finance and Investment Co. Ltd."), pursuant to which the 32,000,000 pre-reverse-split shares of restricted Common Stock were exchanged for 3,200,000 post-reverse-split shares of the Company's Series B Preferred stock. The terms of the Series B Preferred stock were amended by the Board of Directors in connection with the new Exchange Agreement, and such Series B Preferred stock is not convertible and has no dividend rights or rights to receive distributions upon dissolution and liquidation of the Company. The Series B Preferred stock also may not be included in any registration statement filed by the Company, and the Company will not take any action to facilitate the registration of the Series B Preferred stock, until after July 22, 2000.

         As of April 30, 1998, the Company entered into an agreement with Guilinyang Farm pursuant to which Guilinyang Farm agreed to sell and the Company agreed to buy 5,000,000 shares, representing 5% of the total issued and outstanding share capital of HARC, for consideration of Rmb7 million (US$845,411).

         On February 1, 1999, the Company entered into an Employment Agreement with Tam Cheuk Ho. In accordance with the terms of the Employment Agreement, Mr. Tam has been employed by the Company as the Chief Financial Officer and to perform such duties as the Board of Directors shall from time to time determine. Mr. Tam shall receive a base salary of HK$1,800,000 (US$231,660) annually, which base salary shall be adjusted on each anniversary of the Employment Agreement to reflect a change in the applicable consumer price index or such greater amount as the Company's Board of Directors may determine. The Employment Agreement has a term of two years and shall be automatically renewed unless earlier terminated as provided therein.

         On February 1, 1999, the Company entered into an Employment Agreement with Wong Wah On. In accordance with the terms of the Employment Agreement, Mr. Wong has been employed by the Company as the Financial Controller and Corporate

Secretary and to perform such duties as the Board of Directors shall from time to time determine. Mr. Wong shall receive a base salary of HK$1,200,000 (US$154,440) annually, which base salary shall be adjusted on each anniversary of the Employment Agreement to reflect a change in the applicable consumer price index or such greater amount as the Company's Board of Directors may determine. The Employment Agreement has a term of two years and shall be automatically renewed unless earlier terminated as provided therein.

         On February 1, 1999, the Company entered into a Service Agreement with Ching Lung Po. In accordance with the terms of the Service Agreement, Mr. Ching has been employed by the Company as an Chief Executive Officer and to perform such duties as the Board of Directors shall from time to time determine. Mr. Ching shall receive a base salary of HK$2,160,000 (US$277,992) annually, which base salary shall be adjusted on each anniversary of the Employment Agreement to reflect a change in the applicable consumer price index or such greater amount as the Company's Board of Directors may determine. The Employment Agreement has a term of two years and shall be automatically renewed unless earlier terminated as provided therein.

         On March 3, 2000, the Company, the Farming Bureau and Billion Luck entered into a Shareholders' Agreement of Business Restructuring where they, as the shareholders of HARC, approved the cessation of the natural rubber distribution business and the procurement of materials and supplies business, effective as of January 1, 2000.

         On March 3, 2000, the Farming Bureau, HARC, First Supply, Second Supply and Sales Centre entered into an Assets and Staff Transfer Agreement, by which the Farming Bureau purchased assets and assumed liabilities and staff related to the ceased businesses, effective as of January 1, 2000. The purchase price was the book value or the fair value of net assets transferred, as determined by an independent professional valuer, as of December 31, 1999, whichever was lower.

         In addition to these transactions, the following business relationships existed during the fiscal year ended December 31, 1999, for which disclosure is required: As disclosed in "Management and Certain Security Holders," hereinabove, Lin Yu Quan, the Vice Chairman of the Board of Directors of the Company, also serves as the Director of the Farming Bureau. The nature and scope of the relationship between the Company and the Farming Bureau is set forth in "Business" and elsewhere hereinabove.

                                    [PART IV]

[Item 14]           EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K


         The following financial statements are filed as a part of this Form 10-K in Appendix A hereto:


                  Independent auditors' report, together with consolidated financial statements for the Company and subsidiaries, including:

                  a. Consolidated statements of income for the three years ended December 31, 1997, 1998 and 1999

                  b. Consolidated statements of changes in shareholders' equity for the three years ended December 31, 1997, 1998 and 1999

                  c.     Consolidated balance sheets as of December 31, 1998
                         and 1999

                  d. Consolidated statements of cash flows for the three years ended December 31, 1997, 1998 and 1999

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

       10.15 Stock Purchase Agreement, by and between HARC and Guilinyang Farm, dated December 29, 1997. (Certified English translation of original Chinese version filed as Exhibit 10.39 to Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.)

       10.16 Agreement for the Sale and Purchase of Share in Hainan Zhongya Aluminum Company Ltd., dated December 29, 1997, by and between First Supply and Guilinyang Farm. (Certified English translation of original Chinese version filed as Exhibit 10.40 to Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.)

       10.17 Agreement for the Sale and Purchase of Share in Hainan Zhongwei Agricultural Resources Company Ltd., dated April 30, 1998, by and between Guilinyang Farm and the Company (Certified English translation of original Chinese version filed as Exhibit 10.41 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, and incorporated herein by reference.)

       10.18 Employment Agreement between the Company and Li Feilie, dated August 1, 1998 (Filed as Exhibit 10.42 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.)

       10.19 Employment Agreement between the Company and Tam Cheuk Ho, dated February 1, 1999 (Filed as Exhibit 10.43 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.)

       10.20 Employment Agreement between the Company and Wong Wah On, dated February 1, 1999 (Filed as Exhibit 10.44 to Annual

                  Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.)

       10.21 Service Agreement between the Company and Ching Lung Po, dated February 1, 1999 (Filed as Exhibit 10.45 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.)

       10.22 Long-Term Sale and Purchase Supplementary Agreement No. 3 by and among Farming Bureau, HARC, First Supply and Second Supply, dated May 21, 1999 (Certified English translation of original Chinese version filed as Exhibit 10.22 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999, and incorporated herein by reference.)

       10.23 Assets and Staff Transfer Agreement by and among the Farming Bureau, HARC, First Supply, Second Supply and Sales Centre dated March 3, 2000 (Certified English translation of original Chinese version filed as Exhibit 10.23 to Current Report on Form 8-K dated March 18, 2000, and incorporated herein by reference.)

       10.24 Shareholders' Agreement on Business Restructuring by and among the Farming Bureau, the Registrant and Billion Luck dated March 3, 2000 (Certified English translation of original Chinese version filed as Exhibit 10.24 to Current Report on Form 8-K dated March 18, 2000, and incorporated herein by reference.)

       11.3 Computation of Earnings Per Share for Fiscal Year ended December 31, 1999 (Contained in Financial Statements filed herewith.)

       21         Subsidiaries of the Registrant  (Filed herewith.)

       27.4       Financial Data Schedule  (Filed herewith. For SEC use only.)

       99.2 Notice of Annual Meeting, Proxy Statement and Proxy distributed to shareholders in advance of annual meeting held on May 28, 1999 (Filed with Schedule 14A dated May 14, 1999, and incorporated herein by reference.)

         During the last quarter of the fiscal year ended December 31, 1999, the Company filed no reports on Form 8-K. However, on March 18, 2000, the Company filed a report on Form 8-K dated March 3, 2000, which reported, in Item 2, the corporate restructuring and the transfer of assets, liabilities and staff related thereto. No financial statements were filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CHINA RESOURCES DEVELOPMENT, INC.



                                       By:/s/ Ching Lung Po
                                       --------------------
                                       Ching Lung Po, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  Signature                                     Title                              Date
                  ---------                                     -----                              ----
/s/ Ching Lung Po                                   President, Chairman of the                April 14, 2000
--------------------------                          Board of Directors, Chief
Ching Lung Po                                       Executive Officer



/s/ Lin Yu Quan                                     Vice Chairman of the                      April 14, 2000
--------------------------                          Board of Directors
Lin Yu Quan


/s/ Tam Cheuk Ho                                    Chief Financial Officer/                  April 14, 2000
--------------------------                          Director
Tam Cheuk Ho


/s/ Wong Wah On                                     Financial Controller/                     April 14, 2000
--------------------------                          Director/Secretary
Wong Wah On


/s/ Wan Ying Lin                                    Director                                  April 14, 2000
--------------------------
Wan Ying Lin


/s/ Ng Kin Sing                                     Director                                  April 14, 2000
--------------------------
Ng Kin Sing

                                   APPENDIX A

                              Financial Statements



                  Independent auditors' report, together with consolidated financial statements for the Company and subsidiaries, including:

                  a. Consolidated statements of income for the three years ended December 31, 1997, 1998 and 1999

                  b. Consolidated statements of changes in shareholders' equity for the three years ended December 31, 1997, 1998 and 1999

                  c.       Consolidated balance sheets as of December 31, 1998
                           and 1999

                  d. Consolidated statements of cash flows for the three years ended December 31, 1997, 1998 and 1999

                  e.       Notes to consolidated financial statements.

                        Consolidated Financial Statements


               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                    Pages


Report of independent auditors                                       F-1

Consolidated statements of operations                                F-2

Consolidated statements of shareholders' equity                      F-3

Consolidated balance sheets                                       F-4 - F-5

Consolidated statements of cash flows                                F-6

Notes to consolidated financial statements                       F-7 - F-39

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

China Resources Development, Inc.


We have audited the accompanying consolidated balance sheets of China Resources Development, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Resources Development, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.







Ernst &Young
Hong Kong
February 11, 2000, except for
Notes 1 and 3, as to which the
date is March 8, 2000



CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

                                                                         Year ended December 31,
                                             Notes            1997             1998            1999             1999
                                                   -----------------------------------------------------------------
                                                               RMB              RMB             RMB              US$
NET SALES*                                               1,149,171          527,692         476,367           57,532

COST OF SALES*                                         ( 1,092,972)   (     510,631)  (     467,936)  (       56,514)
                                                   ---------------  --------------- ---------------  ---------------

GROSS PROFIT                                                56,199           17,061           8,431            1,018

DEPRECIATION                                           (     1,429)   (       1,343)  (       1,091)  (          132)

PROVISION FOR DOUBTFUL
  ACCOUNTS                                                       -    (       4,740)              -                -

LOSS ON IMPAIRMENT OF AN
  INVESTMENT*                                 11                 -    (      49,969)              -                -

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES*                             (    32,934)   (      35,419)  (      23,864)  (        2,882)

FINANCIAL INCOME, NET*                         5               145            6,590             864              104

OTHER INCOME, NET*                             6            30,580            4,070          10,338            1,249
                                                   ---------------  ---------------  --------------   --------------

INCOME/(LOSS) BEFORE INCOME TAXES                           52,561    (      63,750)  (       5,322)  (          643)

INCOME TAXES                                   7       (     9,798)               -               -                -
                                                   ---------------  ---------------  --------------   --------------

INCOME/(LOSS) BEFORE MINORITY
  INTERESTS                                                 42,763    (      63,750)  (       5,322)  (          643)

MINORITY INTERESTS                                     (    24,563)          11,079   (       1,674)  (          202)
                                                   ---------------  --------------- ---------------   --------------

NET INCOME/(LOSS)                                           18,200    (      52,671)  (       6,996)  (          845)
                                                   ===============  =============== ===============   ==============

EARNINGS/(LOSS) PER SHARE:                     8
    BASIC                                                    30.55    (       87.91)  (       11.80)  (         1.43)
                                                   ===============  ===============  ==============   ==============

    DILUTED                                                  30.46    (       87.91)  (       11.80)  (         1.43)
                                                   ===============  ===============  ==============   ==============

* Including the following amounts resulting from transactions with related parties (note 15):

                                                                         Year ended December 31,
                                                              1997             1998            1999             1999
                                                      --------------------------------------------------------------
                                                               RMB              RMB             RMB              US$
   NET SALES                                               278,051           30,373          23,718            2,864
   COST OF SALES                                      (    993,557)    (    374,039)   (    453,071)   (      54,719)
   LOSS ON IMPAIRMENT OF AN
     INVESTMENT                                                  -     (     28,718)              -                -
   SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                          (      6,981)    (      4,411)   (      1,028)   (         124)
   FINANCIAL INCOME, NET                                    10,509     (        235)              -                -
   OTHER INCOME, NET                                         1,485                -               -                -


The accompanying notes are an integral part of these consolidated financial statements.



CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Amounts in thousands, except share and per share data)

                                                                                         Retained    Accumulated
                                                     Series B  Additional               earnings/          other
                                           Common   preferred     paid-in            (accumulated  comprehensive
                                  Notes     stock       stock     capital   Reserves     deficits)          loss   Total
                                           ------------------------------------------------------------------------------
                                              RMB         RMB         RMB        RMB          RMB            RMB     RMB
Balance at December 31, 1996                    4          3    147,505     17,748       47,531              -    212,791

Issuance of 25,000 shares
  of common stock                  13           1                 6,299                                             6,300
Issuance of 35,000 common
  stock warrants to non-employees  14                             3,681                                             3,681
Net income and comprehensive
  income                                                                                 18,200              -     18,200
Transfer to reserves               19                                        7,766      ( 7,766)                        -
                                           ------     ------    -------     ------      -------         ------    -------

Balance at December 31, 1997                    5          3    157,485     25,514       57,965              -    240,972

Repurchase and retirement of
  10,000 shares of common stock    13                           (   853)                                          (   853)

Net loss                                                                                (52,671)                  (52,671)
Currency translation adjustments   20                                                                   (    4)   (     4)
                                                                                                                  -------
Comprehensive loss                                                                                                (52,675)
                                                                                                                  -------

Transfer to reserves               19                                          760      (   760)                        -
                                           ------     ------    -------     ------      -------         ------    -------

Balance at December 31, 1998                    5          3    156,632     26,274        4,534         (    4)   187,444

Net loss                                                                                ( 6,996)                  ( 6,996)
Currency translation adjustments   20                                                                   (   14)   (    14)
                                                                                                                  -------
Comprehensive loss                                                                                                ( 7,010)
                                                                                                                  -------

Transfer to reserves               19                                          556      (   556)                        -
                                           ------     ------    -------     ------      -------         ------    -------

Balance at December 31, 1999                    5          3    156,632     26,830      ( 3,018)        (   18)   180,434
                                           ======     ======    =======     ======      =======         ======    =======

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)



                                                                                        December 31,
                                                             Notes             1998            1999             1999
                                                                            ----------------------------------------
                                                                                RMB             RMB              US$
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                   129,238          38,138            4,606
Marketable securities                                          9                  -          57,035            6,888
Trade receivables, less allowance of
  RMB529 in 1999 and 1998                                                     8,463           3,619              437
Inventories - finished goods                                                 10,569           8,116              980
Other receivables, deposits and prepayments,
  less allowance of RMB1,309 in 1999
  and RMB4,211 in 1998                                                       30,449          13,141            1,587
Short term loan receivable                                                        -          45,000            5,435
Amount due from Farming Bureau                                15             33,667          47,013            5,678
Amounts due from related companies                            15             30,802          35,990            4,347
                                                                            -------         -------          -------

TOTAL CURRENT ASSETS                                                        243,188         248,052           29,958

PROPERTY AND EQUIPMENT                                        10              7,243          11,402            1,377

INVESTMENTS                                                   11            119,301         117,642           14,208

GOODWILL                                                                        994               -                -
                                                                            -------         -------          -------

TOTAL ASSETS                                                                370,726         377,096           45,543
                                                                            =======         =======          =======
                                      F-4





CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(Amounts in thousands, except share and per share data)

                                                                                        December 31,
                                                             Notes             1998            1999             1999
                                                                            ----------------------------------------
                                                                                RMB             RMB              US$

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                             12,204          15,253            1,842
Other payables and accrued liabilities                        12             15,476          24,629            2,974
Income taxes payable                                                         16,366          16,366            1,977
Amounts due to related companies                              15             31,291          29,015            3,504
                                                                            -------         -------          -------

TOTAL CURRENT LIABILITIES                                                    75,337          85,263           10,297

MINORITY INTERESTS                                                          107,945         111,399           13,454
                                                                            -------         -------          -------

TOTAL LIABILITIES AND
  MINORITY INTERESTS                                                        183,282         196,662           23,751
                                                                            -------         -------          -------

COMMITMENTS AND CONTINGENCIES                                 21

SHAREHOLDERS' EQUITY
Common stock, US$0.001 par value:
  Authorized - 200,000,000 shares in 1999 and 1998
  Issued and outstanding - 592,900 shares
    in 1999 and 1998                                          13                  5               5                1
Preferred stock, authorized -
  10,000,000 shares in 1999 and 1998:
      Series B preferred stock, US$0.001 par value:
        Authorized - 320,000 shares in 1999 and 1998
        Issued and outstanding - 320,000 shares in
           1999 and 1998                                      13                  3               3                1
Additional paid-in capital                                                  156,632         156,632           18,917
Reserves                                                      19             26,274          26,830            3,240
Retained earnings/(accumulated deficits)                      19              4,534         ( 3,018)         (   365)
Accumulated other comprehensive loss                          20            (     4)        (    18)         (     2)
                                                                            -------         -------          -------

TOTAL SHAREHOLDERS' EQUITY                                                  187,444         180,434           21,792
                                                                            -------         -------          -------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                                      370,726         377,096           45,543
                                                                            =======         =======          =======

The accompanying notes are an integral part of these consolidated financial statements.
                                      F-5



CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share and per share data)



                                                                         Year ended December 31,
                                                              1997             1998            1999             1999
                                                         -----------------------------------------------------------
                                                               RMB              RMB             RMB              US$
OPERATING ACTIVITIES
Net income/(loss)                                           18,200        (  52,671)      (   6,996)      (      845)
Adjustments to reconcile net income/(loss) to net cash
  provided by/(used in) operating activities:
    Depreciation and amortization                            1,457            1,370           1,091              132
    Provision for doubtful accounts                              -            4,740               -                -
    Provision for inventory write-downs                          -            1,554               -                -
    Loss on impairment of an investment                          -           49,969               -                -
    Stock-based compensation issued to non-employees         3,680           4,990              983              119
    Minority interests                                      24,563        (  11,079)          1,674              202
    Loss on disposal of property and equipment, net            463               -              910              110
    Loss on disposal of an equity method investment              -               -              662               80
    Write-off of goodwill                                        -                -             994              120

Changes in operating assets and liabilities:
  Marketable securities                                          -                -       (  57,035)      (    6,888)
  Trade receivables                                     (    7,037)           2,257           4,844              585
  Inventories                                           (    6,340)          49,669           2,453              297
  Other receivables, deposits and prepayments               25,917        (   7,614)         17,308            2,090
  Amount due from Farming Bureau                        (    8,911)       (  18,750)      (  13,346)      (    1,612)
  Amounts due from related companies                    (   27,823)       (     655)      (   5,188)      (      627)
  Accounts payable                                      (    5,564)       (   8,080)          3,049              368
  Other payables and accrued liabilities                (   22,189)       (   5,630)          9,153            1,106
  Income taxes payable                                       5,312        (   6,009)              -                -
  Amounts due to related companies                      (    4,976)          31,291       (   2,276)      (      275)
                                                        ----------        ---------       ---------       ----------
Net cash provided by/(used in) operating activities     (    3,248)          35,352       (  41,720)      (    5,038)
                                                        ----------        ---------       ---------       ----------

INVESTING ACTIVITIES
Purchases of property and equipment                     (    2,884)       (   1,090)      (   6,160)      (      744)
Purchases of investments                                (      327)               -               -                -
Deposit for the purchase of an investment                        -        (  28,718)              -                -
Short term loan                                                  -                -       (  45,000)      (    5,435)
                                                        ----------        ---------       ---------       ----------
Net cash used in investing activities                   (    3,211)       (  29,808)      (  51,160)      (    6,179)
                                                        ----------        ---------       ---------       ----------

FINANCING ACTIVITIES
Advance from minority interest                                   -                -           1,780              215
Purchases of common stock for retirement                         -        (     853)              -                -
                                                        ----------        ---------       ---------       ----------
Net cash provided by/(used in) financing activities              -        (     853)          1,780              215
                                                        ----------        ---------       ---------       ----------

NET INCREASE/(DECREASE) IN CASH AND CASH
   EQUIVALENTS                                           (   6,459)           4,691       (  91,100)      (   11,002)

Cash and cash equivalents, at beginning of year            131,006          124,547         129,238           15,608
                                                        ----------        ---------       ---------       ----------

Cash and cash equivalents, at end of year                  124,547          129,238          38,138            4,606
                                                        ==========        =========       =========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


1.       ORGANIZATION AND PRINCIPAL ACTIVITIES

         China Resources Development, Inc. (the "Company") and its subsidiaries (collectively the "Group") were principally engaged in the distribution of natural rubber, procurement of materials and supplies and the distribution other agricultural products in the People's Republic of China (the "PRC") for all the years presented in the consolidated financial statements. Information on the Group's operations by segment are included in note 25 to the consolidated financial statements.

         Pursuant to a business restructuring as detailed in note 3 to the consolidated financial statements, the Group discontinued all the above operations effective on January 1, 2000. In addition, as part of the business restructuring, the Group has set up its new supermarket operations in the PRC in the fourth quarter of 1999 and is in the process of identifying new investment opportunities.


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

                  At December 31, 1999 and 1998, cash and cash equivalents included foreign currency deposits equivalent to RMB1,686 (US$63 and HK$1,088) and RMB5,387 (US$67 and HK$4,522),
                  respectively.

         (d)      Marketable securities
                  ---------------------
                  Equity securities that are bought and held principally for the purpose of selling them in near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in current operations.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         (e)      Inventories
                  -----------
                  Inventories, are stated at the lower of cost or market, comprising finished goods. Cost is determined using the first-in, first-out method.

         (f)      Property and equipment
                  ----------------------
                  Property and equipment are stated at cost less accumulated depreciation.

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

                  Buildings                                                                  25 years
                  Leasehold improvements                                 Over the terms of the leases
                  Machinery, equipment and motor vehicles                             10 - 12.5 years

         (g)      Investments
                  -----------
                  Investments in companies that are 20% to 50% owned, and over which the Group is in a position to exercise significant influence but does not control the financial and operating decisions, are accounted for by the equity method.

                  All other equity investments, not being a subsidiary and which do not have a readily determinable fair value, are accounted for by the cost method, unless there have been an other-than-temporary impairment in value, in which event they are written-down to their net realizable value.

         (h)      Goodwill
                  --------
                  Goodwill was amortized on the straight-line basis over 40 years. Goodwill is periodically reviewed for impairment based on an assessment of future operations. Accumulated amortization was RMB110 on December 31, 1998. In 1999, an impairment based on an assessment of future operations was identified and the entire goodwill balance of RMB994 was written-off.

         (i)      Retirement benefits
                  -------------------
                  The contributions to the retirement plans of employees under defined contribution retirement plans are charged to earnings as services are provided.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         (j)      Stock-based compensation
                  ------------------------
                  The Group has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options, because the Group believes the alternative fair value accounting provided for under Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Group's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. For disclosure purposes, pro forma information in accordance with SFAS 123 has been included in note 14.

                  In accordance with SFAS 123, except for transactions with employees that are within the scope of APB 25, all transactions in which services are received and the consideration given is the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued. The cost of such services is charged to the consolidated statement of operations over the respective service period.

         (k)      Revenue recognition
                  -------------------
                  Revenue from product sales is recognized upon the delivery of goods. Sales commission income is recognized when the services are rendered. Rental income is recognized on the straight-line basis over the lease terms. Dividend income is recognized upon the establishment of the right to receive such payment.

         (l)      Income taxes
                  ------------
                  Income taxes have been provided using the liability method in accordance with FASB Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

         (m)      Reverse stock split
                  -------------------
                  On May 28, 1999, the Company's shareholders approved a ten-to-one reverse split of the Company's common stock (the "Reverse Stock Split"). With the par value unchanged at US$0.001 per share, the Reverse Stock Split was effected by a transfer to the additional paid-in capital account. All references in the consolidated financial statements referring to share, stock option and per share amounts of the common stock of the Company have been adjusted retroactively for the Reverse Stock Split.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         (n)      Earnings/(loss) per share
                  -------------------------
                  Basic and diluted earnings/(loss) per share are calculated in accordance with FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). All earnings/(loss) per share amounts for all periods have been presented, and where appropriate, restated to conform to the requirements of SFAS 128.

         (o)      Foreign currency translation
                  ----------------------------
                  The functional currency of substantially all the operations of the Group is Renminbi ("RMB"), the national currency of the PRC. The financial statements of operations with functional currency other than RMB have been translated into RMB in accordance with FASB Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statements of operations amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income/loss. The effect on comprehensive income of translation adjustments was insignificant for all years prior to 1998.

                  Transactions and monetary assets and liabilities denominated in currencies other than RMB are translated into RMB at the respective applicable rates of exchange quoted by the People's Bank of China (the "Exchange Rate"). Monetary assets and liabilities denominated in other currencies are translated into RMB at the applicable Exchange Rate at the respective balance sheet dates. The resulting exchange gains or losses are credited or charged to the consolidated statements of operations.

                  The translation of amounts from RMB into US$ for the convenience of the reader has been made at the rate of exchange quoted by the People's Bank of China on December 31, 1999 of US$1.00 = RMB8.28, and accordingly, differs from the underlying foreign currency amounts. No representation is made that the RMB amounts could have been, or could be, converted into US$ at that rate on December 31, 1999 or at any other date.

         (p)      Short term loan receivable
                  --------------------------
                  The short term loan receivable is secured by certain equity interest in an unlisted PRC company, which invests in Hainan Sundiro Motorcycle Co., Ltd. (note 11 (b)), and is repayable on demand.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         (q)      Commodity futures contracts
                  ---------------------------
                  As part of its risk management strategy, the Group entered into commodity futures contracts in 1997 to hedge against the exposure to price risk associated with existing inventories and certain firm commitments for the purchase of goods. Such contracts were designated as hedges, were short term in nature to correspond to the exposure/commitment periods, and were effective in hedging the Group's exposure to price changes. Unrealized changes in fair values of contracts no longer effective as hedges were recognized in income from the date the contract became ineffective until their expiration.

                  The Group in 1998 and 1997 also entered into natural rubber commodity futures contracts that were not specific hedges and gains or losses resulting from changes in the market value of these types of futures contracts on a mark to market basis were recognized as gains/losses in the period of the change.

         (r)      Recent accounting pronouncement
                  -------------------------------
                  The FASB recently issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of SFAS No. 133" ("SFAS 137"). SFAS No. 137 defers for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, which is required to be adopted in years beginning after June 15, 1999. SFAS No. 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. SFAS No. 133 will require the Group to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Group has not yet determined if it will early adopt and what the effect of SFAS No. 133 will be on the results and financial position of the Group.

         (s)      Comparative amounts
                  -------------------
                  Certain comparative amounts have been reclassified to conform with the current year's presentation.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


3.       DISCONTINUED OPERATION AND BUSINESS RESTRUCTURING

         In the fourth quarter of 1999, the Group initiated a plan to restructure its business in Hainan, the PRC. On March 3, 2000, the board of directors of the Company approved a business restructuring involving Hainan Zhongwei Agricultural Resources Company Limited ("HARC"), a 61%-owned subsidiaries of the Company, and certain subsidiaries of HARC (the "Restructuring"). The Restructuring when completed would result in the discontinuation of substantially all of the existing operations of the Group as of December 31, 1999, including its two principal lines of business, the distribution of natural rubber and the procurement of materials, supplies and other agricultural products (collectively the "Rubber and Procurement Operations").

         On March 3, 2000, HARC and certain of its subsidiaries (the "HARC Subsidiaries") entered into an Assets and Staff Transfer Agreement with the Hainan Farming Bureau (the "Farming Bureau"), a division of the Ministry of Agricultural of the PRC and a 39% minority shareholder of HARC, pursuant to which the HARC Subsidiaries would transfer all the assets, liabilities and staff related to the Rubber and Procurement Operations to the Farming Bureau, effective from January 1, 2000 (the "Transfer"). The consideration for the net assets transferred was determined based on the lower of their net book value or their fair value, as determined by an independent professional valuer, as of December 31, 1999. Based on the valuation, there were no material differences between the fair value and the net book value (as determined under US GAAP) of those assets and liabilities as of December 31, 1999.

         Based on the valuation by the independent professional valuer, the fair values of the assets and liabilities of the HARC Subsidiaries as at December 31, 1999 that were transferred to the Farming Bureau are as follows:

                                                                       RMB
         Current assets                                            110,703
         Property and equipment                                      1,547
         Cost method investments                                       928
         Current liabilities                                       (42,651)
                                                                   -------

                                                                    70,527
                                                                   =======

         Notwithstanding the discontinuation of the Rubber and Procurement Operations subsequent to the Transfer, the Group has contemplated to set up several new lines of businesses as part of the Restructuring, including its new supermarket operations in the PRC in the fourth quarter of 1999. The assets and liabilities of these new businesses as of December 31, 1999 and the revenues generated from and expenses incurred by these new businesses for the year ended December 31, 1999 are insignificant. As the Group has no prior experience in any of these new businesses, there can be no assurance that such businesses will generate any economic benefits to the Group in the foreseeable future.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


4.       ACQUISITION OF MINORITY INTEREST IN A SUBSIDIARY

         On April 30, 1998, the Group acquired an additional 5% equity interest in HARC from Guilinyang State Farm ("Guilinyang") for a consideration of RMB7,000. Guilinyang is controlled by the Farming Bureau. The purchase consideration of Hainan Agricultural was used to offset the amount due from Guilinyang. After the acquisition, the Group's equity interest in HARC increased from 56% to 61%. The transaction was accounted for as a purchase and the excess of fair value of the net assets acquired over cost ("negative goodwill"), amounting to RMB7,119, was allocated to reduce proportionately the values of long term non-monetary non-current assets (note 11). The impact of the increase in equity interest on the results of operations has been accounted for since the date of acquisition.

         The pro forma unaudited results of operations for the years ended December 31, 1998 and 1997, assuming the acquisition had been consummated as of January 1, 1997, are as follows:

                                                       Year ended December 31,
                                                      1997                 1998
                                                 ------------------------------
                                                       RMB                  RMB
         Net sales                               1,149,171              527,692
         Net income/(loss)                          20,992        (      53,551)
         Earnings/(loss) per share:
           Basic                                     35.23        (      89.37)
           Diluted                                   35.12        (      89.37)


CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


5.       FINANCIAL INCOME, NET

         Financial income, net represents:

                                                                                  Year ended December 31,
                                                                      1997                 1998                 1999
                                                                    ------------------------------------------------
                                                                       RMB                  RMB                  RMB
         Interest income                                            14,849                6,862                  948
         Interest expense                                          (15,007)              (  289)              (    5)
         Foreign exchange gains/(losses), net                          303                   17               (   79)
                                                                    ------               ------               ------

                                                                       145                6,590                  864
                                                                    ======               ======               ======

         In connection with the restructuring of operations as set out in note 15(c), with effect from October 1, 1996, the amounts due from certain related companies have become interest-free and the interest expense on bank loans of the Group was borne by the Farming Bureau until the effective transfer of the bank loans to the Farming Bureau in March 1997 (note 15(c)).


6.       OTHER INCOME, NET

         Other income, net represents:
                                                                                       Year ended December 31,
                                                             Notes             1997            1998             1999
                                                                          ------------------------------------------
                                                                                RMB             RMB              RMB
         Dividend income from cost method
           investments                                                            -               -            6,664
         Rental income                                                        1,024             900              788
         Net gains on trading of commodity
           futures contracts                                 2(q)            28,375           1,889                -
         Net gain on trading of marketable
           securities                                                             -               -              384
         Sales commission received from
           a related company                                  15              1,833               -                -
         Loss on disposal of
           property and equipment, net                                       (  463)              -          (   910)
         Net loss on written-off of an equity
           method investment                                                      -               -          (   659)
         Recovery of bad debts written-off                                        -               -            2,902
         Others                                                              (  189)          1,281            1,169
                                                                             ------          ------          -------

                                                                             30,580           4,070           10,338
                                                                             ======          ======          =======

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


7.       INCOME TAXES

         Pre-tax loss from continuing operations for the years ended December 31 was taxed in the following jurisdictions:
                                                                                   Year ended December 31,
                                                                      1997                 1998                 1999
                                                                    ------------------------------------------------
                                                                       RMB                  RMB                  RMB
         PRC                                                        65,624              (19,410)               4,801
         Other countries                                           (13,063)             (44,340)             (10,123)
                                                                    ------               ------               ------

                                                                    52,561              (63,750)             ( 5,322)
                                                                    ======               ======               ======

         The provision for income tax for continuing operations consists of the following:

                                                                                   Year ended December 31,
                                                                      1997                 1998                 1999
                                                                    ------------------------------------------------
                                                                       RMB                  RMB                  RMB
         Current:
           PRC federal income tax                                    9,798                    -                    -
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

         The reconciliation of expert income taxes/(tax benefit) benefit for income tax computed at the PRC federal statutory tax rate applicable to foreign investment enterprises operating in Hainan, a Special Economic Zone in the PRC, to income tax expense is as follows:

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


7.       INCOME TAXES (continued)


                                                                                   Year ended December 31,
                                                                      1997                 1998                 1999
                                                                  --------------------------------------------------
                                                                       RMB                  RMB                  RMB
         PRC federal statutory tax rate                                 15%                  15%                  15%

         Computed expected income taxes (tax benefit)                7,884             (  9,563)            (    798)
         Higher effective income tax rates
           of another countries                                   (  1,840)            (  1,857)            (  2,025)
         Net increase in valuation allowance                         3,293                5,068                  373
         Tax on foreign personal holding
           company income                                                -                    -                2,450
         Non-deductible expenses                                       521                6,352                    -
         Others, net                                              (     60)                   -                    -
                                                                  --------             --------             --------

         Income tax expense for the year                             9,798                    -                    -
                                                                  ========             ========             ========

         The deferred tax asset of the Group is comprised of the following:

                                                                                                   December 31,
                                                                                           1998                 1999
                                                                                         ---------------------------
                                                                                            RMB                  RMB
         Deferred tax asset:
           Net operating loss carryforwards                                               9,892               10,265
           Less: Valuation allowance for deferred tax asset                              (9,892)             (10,265)
                                                                                         ------              -------

                                                                                              -                    -
                                                                                         ======              =======

         Undistributed earnings of the Company's foreign subsidiaries amounted to approximately RMB66 million at December 31, 1999. Because those earnings are considered to be permanently invested, no provision for U.S. federal and state income taxes on those earnings has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

         At December 31, 1999, the Company had net operating loss carryforwards ("NOLs") of approximately RMB28 million for U.S. income tax purposes that expire in various years through 2018. At December 31, 1999, the Group's subsidiaries in the PRC had NOLs amounting to approximately RMB3 million for PRC income tax purposes that expire in 2004.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


8.       EARNINGS/(LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted earnings/(loss) per share:

                                                                                   Year ended December 31,
                                                                      1997                 1998                 1999
                                                                 ---------------------------------------------------
                                                                       RMB                  RMB                  RMB
         Numerator
         ---------
           Numerator for basic and diluted
             earnings/(loss) per share:
               Income/(loss) attributable to common
                 shareholders                                       18,200            (  52,671)           (   6,996)
                                                                 =========            =========            =========

         Denominator
         -----------
           Denominator for basic earnings/(loss) per share:
               Weighted-average number of shares                   595,817              599,150              592,900

           Effect of dilutive securities:
             Stock options                                               -                    -                    -
             Warrants                                                1,745                    -                    -
                                                                 ---------            ---------            ---------

           Dilutive potential common shares                          1,745                    -                    -
                                                                 ---------            ---------            ---------

           Denominator for diluted earnings/(loss) per share:
               Adjusted weighted-average number of
                 shares and assumed conversions                    597,562              599,150              592,900
                                                                 =========            =========            =========

         Basic earnings/(loss) per share                             30.55           (    87.91)           (   11.80)
                                                                 =========            =========            =========

         Diluted earnings/(loss) per share                           30.46           (    87.91)           (   11.80)
                                                                 =========            =========            =========

         For the years ended December 31, 1999, 1998 and 1997, the weighted average number of shares used in computing basic and diluted earnings/(loss) per share were adjusted as if the Reverse Stock Split had been completed on January 1, 1997.

         Details of the stock options and warrants of the Company are set out in note 14.

         The computation of diluted earnings/(loss) per share did not assume the conversion of the stock options of the Company in 1999, 1998 and 1997 and the warrants of the Company in 1999 and 1998 because their inclusion would have been antidilutive.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


9.       MARKETABLE SECURITIES

                                                                                                   December 31,
                                                                                           1998                 1999
                                                                                         ---------------------------
                                                                                            RMB                  RMB
         Trading securities listed on the Shenzhen Stock
           Exchange, PRC
             At cost                                                                          -               55,023
             Add: unrealized gain                                                             -                4,367
             Less: unrealized loss                                                            -               (2,355)
                                                                                         ------               ------

         Fair value                                                                           -               57,035
                                                                                         ======               ======


10.      PROPERTY AND EQUIPMENT

         Property and equipment comprise:

                                                                                                  December 31,
                                                                                           1998                 1999
                                                                                         ---------------------------
                                                                                            RMB                  RMB
         At cost:
           Buildings and leasehold improvements                                           6,052                9,115
           Machinery, equipment and motor vehicles                                        6,904                8,044
                                                                                         ------               ------
                                                                                         12,956               17,159

         Accumulated depreciation                                                        (5,713)              (5,757)
                                                                                         ------               ------

                                                                                          7,243               11,402
                                                                                         ======               ======

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


11.      INVESTMENTS

         Investments comprise:

                                                                                                  December 31,
                                                                     Notes                 1998                 1999
                                                                                        ----------------------------
                                                                                            RMB                  RMB
         Equity method investment                                     (a)                 1,659                    -
         Cost method investments                                      (b)               117,642              117,642
                                                                                        -------              -------

                                                                                        119,301              117,642
                                                                                        =======              =======

         As stated in note 4, the negative goodwill arising on the acquisition of certain minority interests in a subsidiary in 1998 of RMB7,119 was allocated to reduce proportionately the values of the above investments.

         (a) Equity method investment represents HARC's 30% equity interest in Hainan Far East Rubber Development Company Limited ("Far East"). In 1999, management of Far East applied the necessary procedures to wind up the company and provision for loss on dissolution of Far East was expensed. Accordingly, the investment cost was written-off in 1999. Before winding-up, Far East had not yet commenced operations and there was no income or loss attributable to the equity investee.

         (b)      Cost method investments comprise:

                                                                                                   December 31,
                                                                                           1998                 1999
                                                                                        ----------------------------
                                                                                            RMB                  RMB
                  Investments in:
                    Hainan Sundiro Motorcycle Co., Ltd.
                      ("Sundiro")                                                       112,000              112,000
                    PRC joint venture                                                     4,759                4,759
                    Others                                                                  883                  883
                                                                                        -------              -------

                                                                                        117,642              117,642
                                                                                        =======              =======

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


11.      INVESTMENTS (continued)

         (b)      Cost method investments comprise: (continued)

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

                  The write-off of the deposit also triggered an impairment review of the Group's existing interest in Sundiro. As a result, a write-down of RMB21,251 was made in 1998 based on the decline in the estimated net realizable value of the investment below its carrying value which management believed is other-than-temporary. The net realizable value was estimated with reference to the quoted market price of securities with similar, but not identical characteristics, and adjusted for the lack of marketability of the investment.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


12.      OTHER PAYABLES AND ACCRUED LIABILITIES

                                                                                                  December 31,
                                                                                           1998                 1999
                                                                                         ---------------------------
                                                                                            RMB                  RMB
         Other payables                                                                   8,748               16,982
         Accrued liabilities                                                              6,728                7,647
                                                                                         ------               ------

                                                                                         15,476               24,629
                                                                                         ======               ======

13.      SHARE CAPITAL

         On April 1, 1997, the Company entered into an agreement (the "Advertising and Media Agreement") with an independent public relations company (the "PR Company"). Pursuant to that agreement, 15,000 shares of common stock of the Company were issued and 35,000 warrants were granted (note 14) to the PR Company as consideration for Internet and other public relations services to be provided by the PR Company.

         On May 1, 1997, the Company entered into a financial consultancy agreement with an independent financial consulting company, pursuant to which 10,000 shares of common stock of the Company were issued as consideration for the financial consultancy services to be rendered by that company.

         During the year ended December 31, 1998, the Company repurchased and retired 10,000 shares of common stock of the Company as treasury stock under its share repurchase program for a total consideration of RMB853.

         On May 28, 1999, the Company's shareholders approved the Reverse Stock Split.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


14.      STOCK OPTIONS AND WARRANTS

         Stock options
         -------------
         The Company adopted a stock option plan (the "Plan") as of March 31, 1995. The Plan allows the Board of Directors, or a committee thereof at the Board's discretion, to grant stock options to officers, directors, key employees, consultants and affiliates of the Company. Initially, 24,000 shares of common stock of the Company, after adjusting for the Reverse Stock Split in 1999, were permitted to be issued and sold pursuant to options granted under the Plan. All of the stock options were issued in accordance with the terms of the Plan on July 1, 1995 to certain officers, directors, employees and consultants of the Group at an exercise price of US$37.8 (RMB314.5) per share (the fair market value of the common stock as of July 1, 1995) and are exercisable from July 1, 1996 to July 1, 2005. On May 20, 1996, pursuant to a "Unanimous Written Consent" of the committee appointed pursuant to the Plan and a resolution of a special meeting of the Board of Directors of the Company, the exercise price was changed to US$42.0 (RMB348.6) per share (the fair market value of the common stock as of May 20, 1996), after adjusting for the Reverse Stock Split in 1999 and 1996. By virtue of that action, the outstanding options are now exercisable beginning on May 20, 1997 until May 20, 2006. All stock options remained outstanding as of December 31, 1999.

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

         Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the date of grant and the date of subsequent modification in 1995 and 1996, respectively: risk-free interest rates of 6.50% and 6.78%; no dividend yield; volatility factors of the expected market price of the Company's common stock of 141.38% and 42.13%; and a weighted average expected life of the options of 6 years. No options were granted in 1997, 1998 and 1999.

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


14.      STOCK OPTIONS AND WARRANTS (continued)

         For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                                  Year ended December 31,
                                                                      1997                 1998                 1999
                                                                    ------------------------------------------------
                                                                       RMB                  RMB                  RMB
         Pro forma net income/(loss)                                10,770              (60,101)             (14,426)
                                                                    ======             ========             ========

         Pro forma earnings/(loss) per share:
             Basic                                                   18.08             ( 100.31)            ( 24.33)
                                                                    ======             ========             ========

             Diluted                                                 18.02             ( 100.31)            ( 24.33)
                                                                    ======             ========             ========

         The Company's stock option activities and related information for the years ended December 31, 1999, 1998 and 1997 are summarized as follows:

                                                  1997                      1998                       1999
                                                       Weighted                  Weighted                   Weighted
                                                        average                   average                    average
                                                       exercise                  exercise                   exercise
                                           Options        price      Options        price       Options        price
                                           --------------------      --------------------       --------------------
                                              `000          US$         `000          US$          `000          US$
         Outstanding at
           beginning of year                    24           42           24           42            24           42
         Granted                                 -            -            -            -             -            -
         Exercised                               -            -            -            -             -            -
         Forfeited                               -            -            -            -             -            -
                                              ----                      ----                       ----

         Outstanding at end
           of year                              24           42           24           42            24           42
                                              ====                      ====                       ====

         The weighted average fair value of options modified during the year ended December 31, 1996 was US$528 (RMB4,372).

         All options outstanding as of December 31, 1999 have an exercise price of US$42 (RMB347.8). The weighted average remaining contractual life of those options is 6.4 years.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share/option/warrant and per share/option/warrant data)


14.      STOCK OPTIONS AND WARRANTS (continued)

         Warrants
         --------
         Pursuant to the Advertising and Media Agreement set out in note 13, 35,000 warrants for the subscription of 35,000 shares of common stock of the Company, after adjusting for the Reverse Stock Split in 1999, were granted to the PR Company on April 1, 1997. All warrants have a term of three years from April 1, 1997 and are exercisable on April 1, 1997.

         The Company's warrants activities and related information for the years ended December 31, 1999, 1998 and 1997 are summarized as follows:

                                                  1997                      1998                       1999
                                                       Weighted                  Weighted                   Weighted
                                                        average                   average                    average
                                                       exercise                  exercise                   exercise
                                           Options        price      Options        price       Options        price
                                           --------------------      --------------------       --------------------
                                              `000          US$         `000          US$          `000          US$
         Outstanding at the
           beginning of year                     -            -           35        41.40            35        41.40
         Granted                                35        41.40            -            -             -            -
         Exercised                               -            -            -            -             -            -
         Forfeited                               -            -            -            -             -            -
                                              ----                      ----                       ----

         Outstanding at the end of
           year                                 35        41.40           35        41.40            35        41.40
                                              ====                      ====                       ====

         The weighted average fair value of warrants granted during the year ended December 31, 1997 was US$444 (RMB3,676).

         Exercise prices of warrants outstanding as of December 31, 1999 ranged from US$26.90 (RMB222.73) to US$55.00 (RMB455.40) per share. The weighted average remaining life of those warrants is 0.2 year.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


15.      RELATED PARTY BALANCES AND TRANSACTIONS

         The Group's amounts due from/to Farming Bureau and related companies controlled by the Farming Bureau or a shareholder of the Company comprise:

                                                                                                  December 31,
                                                                                           1998                 1999
                                                                                         ---------------------------
                                                                                            RMB                  RMB
         Due from Farming Bureau                                                         33,667               47,013
                                                                                         ======               ======

         Due from related companies:
           Jin Long Corporation ("Jin Long")                                             16,160               16,025
           Jin Huan Corporation ("Jin Huan")                                              3,552                8,843
           Other related companies                                                       11,090               11,122
                                                                                         ------               ------

                                                                                         30,802               35,990
                                                                                         ======               ======

         Due to related companies:
           Other related companies                                                       31,291               29,015
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

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


15.      RELATED PARTY BALANCES AND TRANSACTIONS (continued)

         In addition to those transactions set out in notes 3, 4, 11(b), 21(a) and 23, the Group had the following transactions with the Farming Bureau, certain related companies controlled by the Farming Bureau and certain shareholders/directors of the Company.

                                                                                 Year ended December 31,
                                                      Notes               1997               1998               1999
                                                                   -------------------------------------------------
                                                                           RMB                RMB                RMB

         Farming Bureau and related companies
          controlled by the Farming Bureau:

         Purchase of natural rubber                    (a)         ( 1,011,662)      (    386,754)      (    450,704)
         Guaranteed gross profit received              (a)              18,105             12,715              6,350
         Net sales of materials, supplies and
           other agricultural products                 (b)              32,117             14,252             23,718
         Net sales of natural rubber                                   245,934             16,121                  -
         Interest income and rental in
           lieu of interest received                                    11,947                  -                  -
         Interest expense paid                                     (     1,438)      (        235)                 -
         Rental expenses paid                                      (     3,948)      (        628)      (        739)
         Handling fee paid for the trading
           of natural rubber futures                               (       348)                 -                  -
         Sales commission received                                       1,833                  -                  -
         Transfer of assets and liabilities            (c)             292,560                  -                  -
         Acquisition of equity interest in
           Sundiro                                     (d)             140,000                  -                  -
         Disposal of equity interest in a PRC
           joint venture                               (d)         (     5,000)                 -                  -
                                                                   ===========       ============       ============

         Shareholders/directors of the Company:

         Consultancy fees paid                         (e)         (     3,033)      (      3,783)      (        289)
                                                                   ===========       ============       ============

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

                  The Farming Bureau allows the Principal Subsidiaries to set the selling price of natural rubber according to market conditions and guarantees a minimum gross profit margin of 3.5% (the "Guaranteed Margin") earned by First Goods And Materials Supply And Sales Corporation and Second Goods And Materials Supply And Sales Corporation (collectively the "Operating Subsidiaries") on natural rubber purchased from farms controlled by the Farming Bureau (the "Farms"). Pursuant to an amendment to the S&P Agreement, the Guaranteed Margin was reduced to 1.5% with effect from April 1, 1999.

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

         (c)      Restructuring of operations
                  ---------------------------
                  In the third quarter of 1996, the Group initiated a plan to restructure its operations in Hainan, the PRC (the "1996 Restructuring"). Pursuant to a Shareholders' Agreement on Business Restructuring (the "Restructuring Agreement"), the operations of the Principal Subsidiaries were restructured effective from October 1, 1996. The 1996 Restructuring has resulted in the simplification of the corporate structure by consolidating the operations of several trading and servicing divisions and the transfer of certain assets, liabilities, including certain amounts due from the Farms and other related companies of the Farming Bureau, and surplus employees to the Farming Bureau. In addition, as part of the 1996 Restructuring, bank loans of the Principal Subsidiaries were transferred to the Farming Bureau in March 1997 when the proper approval was obtained from the relevant banks. Despite the downsizing of several operations, the 1996 Restructuring has not resulted in the discontinuance of any line of business as all the operations have been taken up by the remaining divisions.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


15.      RELATED PARTY BALANCES AND TRANSACTIONS (continued)

         (c)      Restructuring of operations (continued)
                  ---------------------------
                  Pursuant to an Asset and Staff Transfer Agreement, the values of the assets and liabilities transferred were determined based on their fair values at the effective date of transfer as determined by a professional independent valuer in the PRC. Based on their valuation, there were no material differences between the fair values and the carrying values (as determined under US GAAP) of those assets and liabilities at the date of transfer. After the 1996 Restructuring, the Farming Bureau took over all the transferred employees and arrangements were made with an insurance company controlled by the Farming Bureau to transfer the retirement plan (note 23) of those employees to the Farming Bureau.

                  Based on the valuation by the independent valuer, the fair value of bank loans of the Principal Subsidiaries that were transferred to the Farming Bureau in 1997 was RMB292,560. The net liabilities transferred to the Farming Bureau, recorded as an adjustment to the amount due from the Farming Bureau, was RMB64,610.

                  In connection with the 1996 Restructuring and effective from October 1, 1996, the amounts due from the Farming Bureau and other related companies controlled by the Farming Bureau have become interest-free. Starting from October 1, 1996, interest expense on bank loans of the Group were borne by the Farming Bureau until the effective transfer of the bank loans to the Farming Bureau in March 1997.

         (d)      Acquisition and disposal of equity interest in cost based
                  ---------------------------------------------------------
                  investments
                  -----------
                  Pursuant to a stock purchase agreement dated December 29, 1997, the Group acquired from Guilinyang a 5.3% equity interest in Sundiro for a total consideration of RMB140,000.

                  During 1997, the Group disposed of its interest in a PRC joint venture to Guilinyang for a total consideration of RMB5,000.

                  The purchase consideration of Sundiro and the sales proceeds of the PRC joint venture were used to offset the amount due from Guilinyang (note 16).

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


15.      RELATED PARTY BALANCES AND TRANSACTIONS (continued)

         (e)      Consultancy fees
                  ----------------
                  Pursuant to a mandate letter dated February 1, 1994, which was amended on November 1, 1994, between Billion Luck and Brender Services Limited ("Brender"), which is beneficially owned by a director of the Company, Billion Luck agreed to pay Brender consultancy fees of HK$80 (RMB89) per month, and pursuant to a revised consulting agreement dated April 30, 1995, Brender agreed to provide accountancy and consulting services to the Company for a period of 5 years commencing on May 1, 1995. In consideration of the services to be rendered, the monthly consultancy fee paid by Billion Luck was increased to HK$170 (RMB184) per month during May 1, 1995 to April 30, 1997. In 1997, the consultancy agreement was renewed for another three years effective from May 1, 1997, and in consideration of the additional advisory and coordination works to be performed, the monthly consultancy fee was revised to HK$270 (RMB289) per month.


16.      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                     Year ended December 31,
                                                                          1997               1998               1999
                                                                       ---------------------------------------------
                                                                           RMB                RMB                RMB
         Cash paid during the year for:
           Interest expense                                              2,178                 53                  5
           Income tax                                                    4,486              6,011                  -
                                                                       =======            =======            =======

         Non-cash investing and financing activities:
           Transfer of assets and liabilities to the
             Farming Bureau pursuant to the 1996
             Restructuring (note 15(c)), net                           292,560                  -                  -
           Acquisition of a minority interest in a
             subsidiary (note 4)                                             -              7,000                  -
           Acquisition of an investment (note 15(d))                   140,000                  -                  -
           Disposal of an investment (note 15(d))                        5,000                  -                  -
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

         (ii)     Marketable securities

                  The carrying amount reported in the consolidated balance sheet for marketable securities represents their fair values. The fair values for marketable securities are based on quoted market prices.

         (iii)    Trade receivables, accounts payable and other payables

                  The carrying amounts reported in the balance sheet for trade receivables, accounts payable and other payables approximate their fair values.

         (iv)     Amounts due from/to the Farming Bureau and related companies

                  The fair values of amounts due from/to the Farming Bureau and related companies cannot be determined due to their related party nature of those balances.

         (v)      Cost method investments

                  The Group believed that the carrying amounts represented the Group's best estimate of current economic values of these investments.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


19.      RESERVES AND DISTRIBUTION OF PROFITS

         The movements in reserves during the years were as follows:

                                                                                     Collective
                                                                  Surplus               welfare
                                                                  reserve                  fund                Total
                                                                  --------------------------------------------------
                                                                      RMB                   RMB                  RMB
         Balance at December 31, 1996                               8,874                 8,874               17,748
         Appropriation for the year                                 3,883                 3,883                7,766
                                                                  -------               -------              -------

         Balance at December 31, 1997                              12,757                12,757               25,514
         Appropriation for the year                                   380                   380                  760
                                                                  -------               -------              -------

         Balance at December 31, 1998                              13,137                13,137               26,274
         Appropriation for the year                                   278                   278                  556
                                                                  -------               -------              -------

         Balance at December 31, 1999                              13,415                13,415               26,830
                                                                  =======               =======              =======

         In accordance with the relevant PRC regulations and the articles of association of HARC (the "Articles of Association"), appropriations representing 10% of the net income as reflected in its statutory financial statements will be allocated to each of surplus reserve and collective welfare fund.

         Subject to certain restrictions set out in the relevant PRC regulations and the Articles of Association, the surplus reserve may be distributed in the form of share bonus issues.

         In accordance with the relevant PRC regulations and the Articles of Association, the collective welfare fund must be used for capital expenditure on staff welfare facilities. Such facilities are for the use of the staff and are owned by HARC.

         According to relevant laws and regulations in the PRC, distributable reserves of HARC and its subsidiaries are determined in accordance with the relevant PRC accounting rules and regulations. The amounts of retained earnings of HARC and its subsidiaries that are included in the consolidated balance sheets as of December 31, 1999, 1998 and 1997 that are available for distribution are RMB76,143, RMB70,615 and RMB86,448, respectively.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


20.      ACCUMULATED OTHER COMPREHENSIVE LOSS

         The component of other comprehensive loss is as follows:
                                                                                                            Currency
                                                                                                         translation
                                                                                                         adjustments
                                                                                                       -------------
                                                                                                                 RMB
         Balance at December 31, 1997                                                                              -
         Currency translation adjustment                                                                (          4)
                                                                                                       -------------

         Balance at December 31, 1998                                                                   (          4)
         Currency translation adjustment                                                                (         14)
                                                                                                       -------------

         Balance at December 31, 1999                                                                   (         18)
                                                                                                       =============

         The earnings associated with the Group's investment in its foreign subsidiaries are considered to be permanently invested and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided.


21.      COMMITMENTS AND CONTINGENCIES

         (a)      Lease commitments

                  At December 31, 1999, future minimum payments under non-cancelable operating leases for the leasing of buildings in Hainan, the PRC, from the Farming Bureau and companies controlled by the Farming Bureau consisted of the following:

                                                                                                                 RMB
                  Payable in:
                    2000                                                                                         242
                    2001                                                                                         170
                    2002                                                                                         170
                    2003                                                                                         170
                    2004                                                                                         128
                    Thereafter                                                                                   128
                                                                                                               -----

                  Total minimum lease payments                                                                 1,008
                                                                                                               =====

                  Rental expenses under operating leases for the years ended December 31, 1999, 1998 and 1997 amounted to RMB242, RMB242 and RMB242, respectively.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


21.      COMMITMENTS AND CONTINGENCIES (continued)

         (b)      Machinery

                  Pursuant to a purchase agreement dated July 10, 1999, the Group was obligated to purchase machinery totaling RMB24,440. Deposit of RMB1,560 was paid.


22.      FOREIGN CURRENCY EXCHANGE

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


23.      RETIREMENT BENEFITS

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

         The amounts of contributions paid by the Operating Subsidiaries, which were charged to the consolidated statements of operations, amounted to RMB262, RMB287 and RMB368 for the years ended December 31, 1999, 1998 and 1997, respectively.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


24.      VALUATION AND QUALIFYING ACCOUNTS

                                                             Provision for        Provision for
                                                                  doubtful            inventory
                                                                  accounts          write-downs                Total
                                                             -------------------------------------------------------
                                                                      RMB                   RMB                  RMB
         Balance at December 31, 1997                                    -                    -                    -
         Charged to costs and expenses                               4,740                1,554                6,294
                                                                   -------                -----              -------

         Balance at December 31, 1998                                4,740                1,554                6,294
         Recovery of bad debts written-off                         ( 2,902)                   -              ( 2,902)
                                                                   -------                -----              -------

         Balance at December 31, 1999                                1,838                1,554                3,392
                                                                   =======                =====              =======

25.      SEGMENT FINANCIAL INFORMATION

         The Group was principally engaged in the distribution of natural rubber, the procurement of materials and supplies, and the distribution of other agricultural products in the PRC for all the years presented in the consolidated financial statements. The Group did not have any export sales during the three years ended December 31, 1999, 1998 and 1997.

         Description of products by segment
         ----------------------------------
         The Group had two reportable segments: (i) rubber and (ii) materials, supplies and other agricultural products for 1999, 1998 and 1997. The Group's rubber division primarily sold natural rubber to manufacturers and other distributors in the PRC. The Group's materials, supplies and other agricultural products division primarily sold materials, supplies and other agricultural products to farms, manufacturers and other distributors in the PRC.

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

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


25.      SEGMENT FINANCIAL INFORMATION (continued)

         Operating segment information
         -----------------------------
                                                                                     Year ended December 31,
                                                                          1997               1998               1999
                                                                      ----------------------------------------------
                                                                           RMB                RMB                RMB
         Net sales to external customers:
           Natural rubber:
             Net sales to unaffiliated customers                       858,211            453,952            442,841
             Net sales to affiliates                                   245,934             16,121                  -
                                                                     ---------          ---------          ---------
                                                                     1,104,145            470,073            442,841
                                                                     ---------          ---------          ---------

           Materials, supplies and other agricultural products:
               Net sales to unaffiliated customers                      12,909             43,367              9,808
               Net sales to affiliates                                  32,117             14,252             23,718
                                                                     ---------          ---------          ---------
                                                                        45,026             57,619             33,526
                                                                     ---------          ---------          ---------

         Total consolidated net sales                                1,149,171            527,692            476,367
                                                                     =========          =========          =========

         Depreciation and amortization expenses:
           Natural rubber                                                1,362              1,287                723
           Materials, supplies and other
             agricultural products                                          56                 45                340
                                                                     ---------          ---------          ---------

         Total segment depreciation and amortization
           expenses                                                      1,418              1,332              1,063

         Reconciling item:
           Depreciation and amortization expenses
             attributable to corporate assets                               39                 38                 28
                                                                     ---------          ---------          ---------

         Total consolidated depreciation and
           amortization expenses                                         1,457              1,370              1,091
                                                                     =========          =========          =========

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


25.      SEGMENT FINANCIAL INFORMATION (continued)

         Operating segment information (continued)
         -----------------------------
                                                                                     Year ended December 31,
                                                                          1997               1998               1999
                                                                     -----------------------------------------------
                                                                           RMB                RMB                RMB
         Segment profit/(loss):
           Natural rubber                                               61,104              3,465              5,634
           Materials, supplies and other
             agricultural products                                       4,777      (       7,967)             3,157
                                                                     ---------      -------------     --------------

         Total segment profit/(loss)                                    65,881      (       4,502)             8,791

         Reconciling items:
           Corporate expenses                                        (  13,162)     (      15,852)    (       15,056)
           Loss on impairment of an investment                               -      (      49,969)                 -
           Interest income                                              14,849              6,862                944
           Interest expense                                          (  15,007)     (         289)    (            1)
                                                                     ---------      -------------     --------------

         Total consolidated income/(loss) before
           income taxes                                                 52,561      (      63,750)    (        5,322)
                                                                     =========      =============     ==============

                                                                                         December 31,
                                                                          1997               1998               1999
                                                                       ---------------------------------------------
                                                                           RMB                RMB                RMB
         Segment assets:
           Natural rubber                                              222,507            258,090            115,651
           Materials, supplies and other
             agricultural products                                      87,916             16,298            105,631
                                                                       -------            -------            -------

         Total segment assets                                          310,423            274,388            221,282

         Reconciling items:
           Corporate assets                                             14,084              8,046             64,483
           Investments                                                 147,671            119,301            117,808
           Intersegment receivables                                    (34,298)           (31,009)           (26,477)
                                                                       -------            -------            -------

         Total consolidated assets                                     437,880            370,726            377,096
                                                                       =======            =======            =======

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


25.      SEGMENT FINANCIAL INFORMATION (continued)

         Operating segment information (continued)
         -----------------------------
                                                                                    Year ended December 31,
                                                                          1997               1998               1999
                                                                       ---------------------------------------------
                                                                           RMB                RMB                RMB
         Expenditure for additions to long-lived assets:
           Natural rubber                                                2,884                332                  -
           Materials, supplies and other
             agricultural products                                           -                 58                 54
                                                                       -------            -------            -------

         Total segment expenditure for additions to
           long-lived assets                                             2,884                390                 54

         Reconciling item:
           Corporate assets                                                  -                700              6,106
                                                                       -------            -------            -------

         Total consolidated expenditure for
           additions to long-lived assets                                2,884              1,090              6,160
                                                                       =======            =======            =======

         Long-lived assets of reportable segments and corporate assets consisted of property and equipment.

         Net sales to external customers of the materials, supplies and other agricultural products division included the following product lines:

                                                                                     Year ended December 31,
                                                                          1997               1998               1999
                                                                       ---------------------------------------------
                                                                           RMB                RMB                RMB
         Materials and supplies                                         45,026             28,180             32,838
         Other agricultural products                                         -             29,439                  -
                                                                       -------            -------            -------

                                                                        45,026             57,619             32,838
                                                                       =======            =======            =======

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


25.      SEGMENT FINANCIAL INFORMATION (continued)

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

         Except for the above, the Group did not have any major customers which represented more than 10% of the total consolidated net sales in 1999, 1998 and 1997.

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

       10.15 Stock Purchase Agreement, by and between HARC and Guilinyang Farm, dated December 29, 1997 (Certified English translation of original Chinese version filed as Exhibit 10.39 to Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.)

       10.16 Agreement for the Sale and Purchase of Share in Hainan Zhongya Aluminum Company Ltd., dated December 29, 1997, by and between First Supply and Guilinyang Farm (Certified English translation of original Chinese version filed as Exhibit 10.40 to Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.)

       10.17 Agreement for the Sale and Purchase of Share in Hainan Zhongwei Agricultural Resources Company Ltd., dated April 30, 1998, by and between Guilinyang Farm and the Company (Certified English translation of original Chinese version filed as Exhibit 10.41 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, and incorporated herein by reference.)

       10.18 Employment Agreement between the Company and Li Feilie, dated August 1, 1998 (Filed as Exhibit 10.42 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.)

       10.19 Employment Agreement between the Company and Tam Cheuk Ho, dated February 1, 1999 (Filed as Exhibit 10.43 to Annual Report on form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.)

       10.20 Employment Agreement between the Company and Wong Wah On, dated February 1, 1999 (Filed as Exhibit 10.44 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.)

       10.21 Service Agreement between the Company and Ching Lung Po, dated February 1, 1999 (Filed as Exhibit 10.45 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.)

       10.22 Long-Term Sale and Purchase Supplementary Agreement No. 3 by and among Farming Bureau, HARC, First Supply and Second Supply, dated May 21, 1999 (Certified English translation of original Chinese version filed as Exhibit 10.22 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999, and incorporated herein by reference.)

       10.23 Assets and Staff Transfer Agreement by and among Farming Bureau, HARC, First Supply, Second Supply and Sales Centre dated March 3, 2000 (Certified English translation of original Chinese version filed as Exhibit 10.23 to Current Report on Form 8-K dated March 18, 2000, and incorporated herein by reference.)

       10.24 Shareholders' Agreement on Business Restructuring by and among Farming Bureau, the Registrant and Billion Luck dated march 3, 2000 (Certified English translation of original Chinese version filed as Exhibit 10.24 to Current Report on Form 8-K dated March 18, 2000, and incorporated herein by reference.)

       11.3 Computation of Earnings Per Share for Fiscal Year ended December 31, 1999 (Contained in Financial Statements filed herewith.)

       21         Subsidiaries of the Registrant  (Filed herewith.)

       27.4       Financial Data Schedule  (Filed herewith. For SEC use only.)

       99.2 Notice of Annual Meeting, Proxy Statement and Proxy distributed to shareholders in advance of annual meeting held on May 28, 1999 (Filed with Schedule 14A dated May 14, 1999, and incorporated herein by reference.)