Form 10-Q
period 2000-03-31
CHINA RESOURCES DEVELOPMENT INC
filed 2000-05-15
CIK 793628

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarter period ended March 31, 2000
                                      --------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 592,900 shares of common stock, $0.001 par value, as of May 15, 2000.


Page 1 of 21 pages                                      Exhibit Index on Page 18

                                   CONVENTIONS

         Unless otherwise specified, all references in this report to "U.S. Dollars," "Dollars," "US$," or "$" are to United States dollars; all references to "Hong Kong Dollars" or "HK$" are to Hong Kong dollars; and all references to "Renminbi" or "RMB" or "Yuan" are to Renminbi Yuan, which is the lawful currency of the People's Republic of China ("China" or "PRC"). The Company and Billion Luck maintain their accounts in U.S. Dollars and Hong Kong Dollars, respectively. HARC and the Operating Subsidiaries maintain their accounts in Renminbi. The financial statements of the Company and its subsidiaries are prepared in Renminbi. Translations of amounts from Renminbi to U.S. Dollars and from Hong Kong Dollars to U.S. Dollars are for the convenience of the reader. Unless otherwise indicated, any translations from Renminbi to U.S. Dollars or from U.S. Dollars to Renminbi have been made at the single rate of exchange as quoted by the People's Bank of China (the "PBOC Rate") on March 31, 2000, which was approximately U.S.$1.00 = Rmb8.28. Translations from Hong Kong Dollars to U.S. Dollars have been made at the single rate of exchange as quoted by the Hongkong and Shanghai Banking Corporation Limited on March 31, 2000, which was approximately US$1.00 = HK$7.79. The Renminbi is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of Renminbi into U.S. Dollars or other currencies. All foreign exchange transactions take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. No representation is made that the Renminbi or U.S. Dollar amounts referred to herein could have been or could be converted into U.S. Dollars or Renminbi, as the case may be, at the PBOC Rate or at all.

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

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
             (Amounts in thousands, except share and per share data)


                                                                                            Three Months Ended March 31,
                                                                                            ----------------------------
                                                  Note                            2000                 1999                   2000
                                                                                  ----                 ----                   ----
                                                                                   RMB                  RMB                   US$

NET SALES                                                                         1,397                  --                     169

COST OF SALES                                                                    (1,296)                 --                    (157)
                                                                               --------              --------              --------
GROSS PROFIT                                                                        101                  --                      12

DEPRECIATION                                                                       (200)                 --                     (24)

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                                       (4,449)               (2,539)                 (537)

FINANCIAL INCOME, NET                                                                40                    79                     5

OTHER INCOME, NET                                                                13,019                  --                   1,572
                                                                               --------              --------              --------
INCOME/(LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES                                                 8,511                (2,460)                1,028

INCOME TAXES                                                                     (1,957)                 --                    (236)
                                                                               --------              --------              --------
INCOME/(LOSS) FROM CONTINUING
   OPERATIONS BEFORE MINORITY INTERESTS                                           6,554                (2,460)                  792

MINORITY INTERESTS                                                               (4,417)                 --                    (534)
                                                                               --------              --------              --------

INCOME/(LOSS) FROM CONTINUING
   OPERATIONS                                                                     2,137                (2,460)                  258

DISCONTINUED OPERATIONS                                2                           --                  (1,889)                 --
                                                                               --------              --------              --------

NET INCOME/(LOSS)                                                                 2,137                (4,349)                  258
                                                                               ========              ========              ========
BASIC AND DILUTED EARNINGS/(LOSS)
   PER SHARE*
     Continuing operations                                                         3.60                 (4.15)                 0.43
     Discontinued operations                                                       --                   (3.18)                 --
                                                                               --------              --------              --------

                                                                                   3.60                 (7.33)                 0.43
                                                                               ========              ========              ========
WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING*                                                      592,900               592,900               592,900
                                                                               ========              ========              ========


* The computation of basic and diluted loss per share for the three months ended March 31, 1999 are based on weighted average number of shares outstanding as if the one-for-ten reverse stock split, effective on June 11, 1999, had been completed at the beginning of the period.

See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                   AS OF MARCH 31, 2000 AND DECEMBER 31, 1999
             (Amounts in thousands, except share and per share data)


                                                                                   March 31,        December 31,            March 31
                                                                                        2000                1999                2000
                                                                                         RMB                 RMB                 US$
                                                               Notes             (Unaudited)              (Note)         (Unaudited)

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                        28,281               31,088                3,416
  Marketable securities                                                            93,562               57,035               11,300
  Trade receivables                                                                    55                 --                      7
  Inventories                                                     3                 2,847                1,702                  344
  Other receivables, deposits and prepayments                                      12,422               11,781                1,500
  Short term loan receivable                                                       45,000               45,000                5,434
  Amount due from Farming Bureau                                                   32,626               47,013                3,940
  Amounts due from related companies                                                 --                  1,500                 --
  Tax refundable                                                                     --                  1,382                 --
  Net assets of discontinued operations                                              --                 70,527                 --
                                                                              ------------         ------------         ------------
TOTAL CURRENT ASSETS                                              4               214,793              267,028               25,941
PROPERTY AND EQUIPMENT                                                             11,109                9,855                1,342
INVESTMENTS                                                                       116,714              116,714               14,096
                                                                             ------------         ------------         ------------
TOTAL ASSETS                                                                      342,616              393,597               41,379
                                                                             ============         ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                    764                  296                   92
  Other payables and accrued liabilities                                           43,682               15,860                5,276
  Income taxes payable                                                                643                 --                     78
  Amounts due to related companies                                                    296               86,781                   35
                                                                             ------------         ------------         ------------
TOTAL CURRENT LIABILITIES                                                          45,385              102,937                5,481

MINORITY INTERESTS                                                                114,643              110,226               13,846
                                                                             ------------         ------------         ------------
TOTAL LIABILITIES AND MINORITY
   INTERESTS                                                                      160,028              213,163               19,327
                                                                             ------------         ------------         ------------

SHAREHOLDERS' EQUITY
  Common stock, US$0.001 par value:
   Authorized -- 200,000,000 shares in 2000 and 1999
   Issued and outstanding - 592,900 shares in
     and 1999                                                                           5                    5                    1
  Preferred stock, authorized -
    10,000,000 shares in 2000 and 1999
      Series B preferred  stock, US$0.001 par value
        Authorized -- 320,000 shares in 2000 and 1999
        Issued and outstanding -- 320,000
          in 2000 and 1999                                                              3                    3                 --
Additional paid-in capital                                                        156,632              156,632               18,917
Reserves                                                                           26,830               26,830                3,240
Accumulated deficits                                                                 (881)              (3,018)                (106)
Accumulated other comprehensive loss                                                   (1)                 (18)                --
                                                                             ------------         ------------         ------------
TOTAL SHAREHOLDERS' EQUITY                                                        182,588              180,434               22,052
                                                                             ------------         ------------         ------------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                                                          342,616              393,597               41,379
                                                                             ============         ============         ============

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                             (Amounts in thousands)

                                                                                Accumulated
                                 Series B  Additional                                 other
                         Common  preferred    paid-in            Accumulated  comprehensive
                          stock     stock     capital  Reserves     deficits           loss     Total
                            RMB       RMB         RMB       RMB          RMB            RMB       RMB

Balance at January
   1, 2000                    5         3     156,632    26,830      (3,018)           (18)   180,434

Net income                    -         -           -         -        2,137              -     2,137
Currency translation
  adjustment                  -         -           -         -            -             17        17
                                                                                              -------
Comprehensive
  income                                                                                        2,154
                                                                                              -------

                         ------    ------     -------    ------     -------         ------    -------
Balance at March
   31, 2000                   5         3     156,632    26,830        (881)            (1)   182,588
                         ======    ======     =======    ======     =======         ======    =======


See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (Amounts in thousands)

                                                                     Three months ended March 31,
                                                                     ----------------------------
                                                               2000             1999              2000
                                                               ----             ----              ----
                                                                RMB              RMB               US$
Net cash provided by/(used in) operating activities           (9,705)            4,443           (1,172)

INVESTING ACTIVITIES
  Purchases of property and equipment                         (1,454)             (42)             (175)
  Proceeds from disposal of an investment                         928                -               112
  Proceeds from disposal of property and equipment              1,547                -               187
  Short term loan                                                   -         (45,000)                 -
                                                           ----------       ----------        ----------
Net cash provided by/(used in) investing activities             1,021         (45,042)               124
                                                           ----------       ----------        ----------

FINANCING ACTIVITIES
  Reduction in minority interests                             (1,173)                -             (142)
                                                           ----------       ----------        ----------

Net cash used in continuing operations                        (9,857)         (40,599)           (1,190)
Net cash provided by discontinued operations (Note 2)               -              893                 -
                                                           ----------       ----------        ----------
NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                                (9,857)         (39,706)           (1,190)

Cash and cash equivalent, at beginning of period               38,138          129,238             4,606
                                                           ----------       ----------        ----------
Cash and cash equivalent, at end of period                     28,281           89,532             3,416
                                                           ==========       ==========        ==========


See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (Amounts in thousands)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2.       DISCONTINUED OPERATIONS AND BUSINESS RESTRUCTURING

         In the fourth quarter of 1999, the Company initiated a plan to restructure its business in Hainan, the PRC. On March 3, 2000, the Board of Directors of the Company approved a business restructuring involving HARC and certain subsidiaries of HARC (the "Restructuring"). The Restructuring resulted the discontinuation of substantially all of the existing operations of the Company as of December 31, 1999, including its two principal lines of business, the distribution of natural rubber and the procurement of materials, supplies and other agricultural products (collectively the "Rubber and Procurement Operations"). The financial data related to the Company's indirect investments in the Rubber and Procurement Operations prior to December 31, 1999 is classified as discontinued operations for all periods presented. The financial data of the Rubber and Procurement Operations reflect the historical results of operations and cashflows of the businesses that were considered part of the business segments of the Rubber and Procurement Operations during each respective period..

         On March 3, 2000, HARC and certain of its subsidiaries entered into an Assets and Staff Transfer Agreement with the Farming Bureau, pursuant to which HARC and certain of its subsidiaries would transfer all the assets, liabilities and staff related to the discontinued operations to the Farming Bureau, effective from January 1, 2000. The consideration for the net assets transferred was determined based on the lower of their net book value or their fair value, as determined by an independent professional valuer, as of December 31, 1999. Based on the valuation, there were no material differences between the fair value and the net book value (as determined under US GAAP) of those assets and liabilities as of December 31, 1999, which was RMB70,527,000.

         Net sales of the Rubber and Procurement Operations included in discontinued operations totaled RMB21,355,000 for the three months ended March 31, 1999. Loss from discontinued operations of Rubber and Procurement Operations of RMB3,199,000 for the three months ended March 31, 1999 is reported without set-off of any income tax expenses.

         The net assets of the Rubber and Procurement Operations were as follows:

                                                             December 31,
                                                                     1999
                                                                      RMB

         Current assets                                           110,703
         Property and equipment - net                               1,547
         Cost method investments                                      928
         Current liabilities                                     (42,651)
                                                                 --------

         Net assets of discontinued operations                     70,527
                                                                =========

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

                             (Amounts in thousands)

         The Company and its subsidiaries accrued certain expenses totaling RMB3 million in relation to the Restructuring in the fourth quarter of 1999. There were no other significant expenses in relation to the Restructuring in the three months ended March 31, 2000.

         Notwithstanding the discontinuation of the Rubber and Procurement Operations, the Company has contemplated setting up several new lines of business as part of the Restructuring. As of March 31, 2000, the Company has set up two lines of business, namely, supermarket operations and processing and sale of timber.

3.       INVENTORIES

                                                                         March 31,         December 31,
                                                                              2000                 1999
                                                                               RMB                  RMB

         Raw materials                                                         416                    -
         Work in progress                                                      160                    -
         Finished goods                                                      2,271                1,702
                                                                        ----------           ----------
                                                                             2,847                1,702
                                                                            ======               ======

4.       PROPERTY AND EQUIPMENT, NET

                                                                         March 31,         December 31,
                                                                              2000                 1999
                                                                               RMB                  RMB

         At cost:
           Buildings and leasehold improvements                              5,906                5,906
           Machinery, equipment and motor vehicles                           7,846                6,392
                                                                        ----------           ----------
                                                                            13,752               12,298

         Accumulated depreciation:                                         (2,643)              (2,443)
                                                                        ----------           ----------
         Net book value                                                     11,109                9,855
                                                                            ======               ======

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

                             (Amounts in thousands)


5.       SEGMENT FINANCIAL INFORMATION

                                                                                     Three months ended
                                                                                         March 31, 2000
                                                                                                    RMB
         Net sales to external customers:
         Supermarket operations, net sales to
           unaffiliated customers                                                                 1,151
         Processed timber, net sales to
           unaffiliated customers                                                                   246
                                                                                             ----------

         Total consolidated net sales                                                             1,397
                                                                                                 ======

         Segment loss:
           Supermarket operations                                                                  (40)
           Processed timber                                                                       (164)
                                                                                             ----------
         Total segment profit/(loss)                                                              (204)

         Reconciling items:
           Corporate expenses                                                                   (4,288)
           Gain on trading marketable securities                                                 12,983
           Interest income                                                                           20
                                                                                             ----------
         Total consolidated profit/(loss) before
           income taxes                                                                           8,511
                                                                                                 ======

                                                                                              March 31,
                                                                                                   2000
                                                                                                    RMB
         Segment assets:
           Supermarket operations                                                                 6,284
           Processed timber                                                                       5,698
                                                                                             ----------
         Total segment assets                                                                    11,982

         Reconciling items:
           Corporate assets                                                                     213,920
           Investments                                                                          116,714
                                                                                             ----------
         Total consolidated assets                                                              342,616
                                                                                             ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

         The following table shows the selected unaudited condensed consolidated income statement data of the Company and its subsidiaries for the three months ended March 31, 2000 and 1999. The data should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and related notes thereto, along with the Company's current report on Form 8-K filed with the Securities and Exchange Commission, dated March 3, 2000.

         The discussions below are presented in the Company's primary operating currency, which is the Renminbi Yuan ("RMB"). For information purposes only, the amounts may be translated into U.S. dollars at an exchange rate of $1.00 = RMB8.28, which represents the approximate single rate of exchange as quoted by the People's Bank of China on March 31, 2000. No representation is made that RMB amounts could have been, or could be, converted into U.S. dollars at that rate or any other rate.

(Amounts in thousands)                              Three months ended March 31,
                                                    ----------------------------
                                                       2000               1999
                                                       RMB                RMB

Net sales:
   Supermarket operations                             1,151                --
   Processed timber                                     246                --
                                                     ------              ------
                                                      1,397                --
                                                     ------              ------
Gross profit                                            101                --
Gross profit margin (%)                                7.23                --
Income/(loss) from continuing
  before income taxes                                 8,511              (2,460)
Income taxes                                         (1,957)               --
                                                     ------              ------
Income/(loss) from continuing
  before minority interest                            6,554              (2,460)
Minority interests                                   (4,417)               --
                                                     ------              ------
Income/(loss) from continuing                         2,137              (2,460)
Discontinued operations                                --                (1,889)
                                                     ------              ------
Net income/(loss)                                     2,137              (4,349)
                                                     ======              ======

         NET SALES AND GROSS PROFIT

         The Company previously engaged in marketing and distribution of natural rubber and rubber products produced by the Hainan State Farms and non-state farms in the PRC, and procurement of production materials and supplies, including chemicals, farm equipment and machinery, automobiles and other commodities, for use primarily by the Hainan State Farms and other unaffiliated customers. Pursuant to a Shareholders' Agreement on Business Restructuring dated March 3, 2000, among the Company, Billion Luck and the Farming Bureau, the natural rubber distribution business and the procurement of materials and supplies business ceased effective as of January 1, 2000. Pursuant to an Assets and Staff Transfer Agreement dated March 3, 2000, among the Farming Bureau, HARC, First Supply, Second Supply and Sales Centre, the assets, liabilities and staff related to the ceased businesses were transferred to the Farming Bureau effective as of January 1, 2000. The restructuring resulted in the discontinuation of substantially all of the existing operations of the Company as of December 31, 1999. The Company has contemplated setting up several new lines of business as part of the restructuring. As of March 31, 2000, the Company has set up two lines of business, the supermarket operation and the processing and sale of timber, which are still in the start-up phase with insignificant revenue contribution for the first quarter of 2000. The supermarket operation has gross profit and gross profit margin of RMB196,000 (US$24,000) and 17.0%, respectively, for the first quarter of 2000. The sale of processed timber business has a gross loss of RMB95,000 (US$11,000) or 38.6% on sales for the first quarter of 2000, as the processing factory is still in the start-up phase and is not operated at its full capacity.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the first quarter of 2000 were RMB4.4 million (US$531,000), compared to RMB2.5 million (US$302,000) for the corresponding period in 1999.

         The increase was mainly attributable to selling and administrative expenses of HARC, which amounted to Rmb1.7 million (US$205,000) for the first quarter of 1999 and were grouped in the procurement of materials and supplies business, which is shown as discontinued operations. For the first quarter of 2000, selling and administrative expenses of HARC were grouped as corporate administrative expenses.

         FINANCIAL INCOME, NET

         Net financial income decreased by 77.9% from RMB79,000 (US$10,000) for the first quarter of 1999 to RMB40,000 (US$5,000) for the corresponding period in 2000. The decrease was mainly attributable to the decrease in average bank deposits in 2000, as funds were shifted to the trading of marketable securities.

         OTHER INCOME, NET

         Other income for the first quarter of 2000 represented a net gain on trading of marketable securities. The Company has commenced trading of marketable securities since the second quarter of 1999.

         DISCONTINUED OPERATIONS

         Discontinued operations for the first quarter of 1999 represented a loss from operations of the discontinued rubber distribution and procurement of materials and supplies businesses.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's and its subsidiaries' primary liquidity needs are to fund inventories and trade receivables and to expand business operations. The Company has financed its working capital requirements primarily through internally generated cash.

         The Company has a working capital surplus of approximately RMB169 million (US$20.4 million) as of March 31, 2000, compared to that of approximately RMB164 million (US$19.8 million) as of December 31, 1999. Net cash used in operating activities for the three months ended March 31, 2000 was approximately RMB9.7 million (US$1.2 million), as compared to net cash provided by operating activities of approximately RMB4.4 million (US$0.5 million) for the corresponding period in 1999. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in operating assets and liabilities.

         Pursuant to an Assets and Staff Transfer Agreement dated March 3, 2000, the Farming Bureau purchased assets and assumed liabilities and staff related to the ceased businesses effective as of January 1, 2000. The purchase price was the lower of the book value or fair value of the net assets transferred (which were not materially different), determined as of January 1, 2000, which amounted to RMB70,527,000 (US$8,518,000).

         There has been no other significant change in financial condition and liquidity since the fiscal year ended December 31, 1999. The Company believes that internally generated funds will be sufficient to satisfy its anticipated working capital needs for at least the next twelve months.

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

         The Company's interest income is most sensitive to changes in the general level of Renminbi interest rates. In this regard, changes in Renminbi interest rates affect the interest earned on the Company's cash equivalents. As at March 31, 2000, the Company's cash equivalents are mainly Renminbi, Hong Kong Dollar and United States Dollar deposits with financial institutions, bearing market interest rates without fixed term.

         As at March 31, 2000, the Company had short-term investments in marketable securities mainly in the PRC stock market with a total market value of RMB93.6 million (US$11.3 million). These investments expose the Company to market risks that may cause the future value of these investments to be lower than the original cost of such investments at the time of purchase.


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

       10.1 Rental Agreement, by and between General Bureau of Hainan State Farms (the Farming Bureau) and Hainan Agricultural Resources Company Limited (Original Chinese version with English Translation filed as Exhibit 10.14 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)

       10.2 China Resources Development, Inc., 1995 Stock Option Plan, adopted as of March 31, 1995 (Filed as Exhibit 10.18 to Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 1995, and the Current Report on Form 8-K dated June 19, 1995, and incorporated herein by reference.)

       10.3 Contract on Investment in the Xilian Timber Mill between HARC and the State-Run Xilian Farm of Hainan Province dated July 7, 1994, and Supplementary Agreement dated December 24, 1994 (Original Chinese version with English translation filed as Exhibit 10.26 to Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.)

       10.4 Loan Agreement between HARC and the Farming Bureau, dated March 25, 1996, and the supplementary agreement dated December 31, 1996 (Certified English translation of original Chinese version filed as Exhibit 10.28 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996,and incorporated herein by reference.)

       10.5 Loan Agreement between HARC and the Registrant, dated March 25, 1996 (Certified English translation of original Chinese version filed as Exhibit 10.29 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996, and incorporated herein by reference.)

       10.6 Rental Agreement between HARC and the Hainan Farming Bureau Testing Center, dated August 9, 1996 (Certified English translation of original Chinese version filed as Exhibit 10.30 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996, and incorporated herein by reference.)

       10.7 China Resources Development, Inc., Amended and Restated 1995 Stock Option Plan, as amended on December 30, 1996 (Filed as
                  Exhibit 10.34 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996, and incorporated herein by reference.)

       10.8 Advertising and Media Agreement by and between the Registrant and Marketing Direct Concepts, Inc., dated April 1, 1997 (Filed as Exhibit 10.36 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997, and incorporated herein by reference.)

       10.9 Financial Consulting Agreement by and between the Registrant and Integrated Capital Development Group, Inc., dated May 1, 1997 (Filed as Exhibit 10.37 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997, and incorporated herein by reference.)

       10.10 Stock Purchase Agreement, by and between HARC and Guilinyang Farm, dated December 29, 1997. (Filed as Exhibit 10.39 to Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.)

       10.11 Agreement for the Sale and Purchase of Share in Hainan Zhongwei Agricultural Resources Company Ltd., dated April 30, 1998, by and between Guilinyang Farm and the Company. (Filed as Exhibit 10.41 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998 and incorporated herein by reference.)

       10.12 Employment Agreement between the Company and Li Feilie, dated August 1, 1998 (Filed as Exhibit 10.42 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.)

       10.13 Employment Agreement between the Company and Tam Cheuk Ho, dated February 1, 1999 (Filed as Exhibit 10.43 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.)

       10.14 Employment Agreement between the Company and Wong Wah On, dated February 1, 1999 (Filed as Exhibit 10.44 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.)

       10.15 Service Agreement between the Company and Ching Lung Po, dated February 1, 1999 (Filed as Exhibit 10.45 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.)

       10.16 Long-Term Sale and Purchase Supplementary Agreement No. 3 by and among Farming Bureau, HARC, First Supply and Second Supply, dated May 21, 1999 (Certified English translation of original Chinese version filed as Exhibit 10.22 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 and incorporated herein by reference.)

       10.17 Assets and Staff Transfer Agreement by and among the Farming Bureau, HARC, First Supply, Second Supply and Sales Centre dated March 3, 2000 (Certified English translation of original Chinese version filed as Exhibit 10.23 to Current Report on Form 8-K dated March 3, 2000, and incorporated herein by reference.)

       10.18 Shareholders' Agreement on Business Restructuring by and among the Farming Bureau, the Company and Billion Luck dated March 3, 2000 (Certified English translation of original Chinese version filed as Exhibit 10.24 to Current Report on Form 8-K dated March 3, 2000, and incorporated herein by reference.)

       11 Computation of Earnings/(Loss) Per Share (Contained in Financial Statements in Part I, Item I hereof.)

       27.1       Financial Data Schedule (Filed herewith. For SEC use only.)

       (b) During the three months ended March 31, 2000, the Company filed one current report on Form 8-K, dated March 3, 2000. That report reported, in Item 2, the Company's disposition of certain assets in connection with the restructuring of HARC, the cessation of its two primary businesses and the transfer of certain assets, liabilities and related staff to the Farming Bureau. No financial statements were filed therewith.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CHINA RESOURCES DEVELOPMENT, INC.





May 15, 2000                           By: /s/ Ching Lung Po
                                           ---------------------------
                                           Ching Lung Po, President



                                       By: /s/ Tam Cheuk Ho
                                           ----------------------------
                                           Tam Cheuk Ho, Chief Financial Officer

                                  EXHIBIT INDEX

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

       10.1 Rental Agreement, by and between General Bureau of Hainan State Farms (the Farming Bureau) and Hainan Agricultural Resources Company Limited (Original Chinese version with English Translation filed as Exhibit 10.14 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)

       10.2 China Resources Development, Inc., 1995 Stock Option Plan, adopted as of March 31, 1995 (Filed as Exhibit 10.18 to Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 1995, and the Current Report on Form 8-K dated June 19, 1995, and incorporated herein by reference.)

       10.3 Contract on Investment in the Xilian Timber Mill between HARC and the State-Run Xilian Farm of Hainan Province dated July 7, 1994, and Supplementary Agreement dated December 24, 1994 (Original Chinese version with English translation filed as Exhibit 10.26 to Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.)

       10.4 Loan Agreement between HARC and the Farming Bureau, dated March 25, 1996, and the supplementary agreement dated December 31, 1996 (Certified English translation of original Chinese version filed as Exhibit 10.28 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996,and incorporated herein by reference.)

       10.5 Loan Agreement between HARC and the Registrant, dated March 25, 1996 (Certified English translation of original Chinese version filed as Exhibit 10.29 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996, and incorporated herein by reference.)

       10.6 Rental Agreement between HARC and the Hainan Farming Bureau Testing Center, dated August 9, 1996 (Certified English translation of original Chinese version filed as Exhibit 10.30 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996, and incorporated herein by reference.)

       10.7 China Resources Development, Inc., Amended and Restated 1995 Stock Option Plan, as amended on December 30, 1996 (Filed as
                  Exhibit 10.34 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996, and incorporated herein by reference.)

       10.8 Advertising and Media Agreement by and between the Registrant and Marketing Direct Concepts, Inc., dated April 1, 1997 (Filed as Exhibit 10.36 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997, and incorporated herein by reference.)

       10.9 Financial Consulting Agreement by and between the Registrant and Integrated Capital Development Group, Inc., dated May 1, 1997 (Filed as Exhibit 10.37 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997, and incorporated herein by reference.)

       10.10 Stock Purchase Agreement, by and between HARC and Guilinyang Farm, dated December 29, 1997. (Filed as Exhibit 10.39 to Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.)

       10.11 Agreement for the Sale and Purchase of Share in Hainan Zhongwei Agricultural Resources Company Ltd., dated April 30, 1998, by and between Guilinyang Farm and the Company. (Filed as Exhibit 10.41 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998 and incorporated herein by reference.)

       10.12 Employment Agreement between the Company and Li Feilie, dated August 1, 1998 (Filed as Exhibit 10.42 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.)

       10.13 Employment Agreement between the Company and Tam Cheuk Ho, dated February 1, 1999 (Filed as Exhibit 10.43 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.)

       10.14 Employment Agreement between the Company and Wong Wah On, dated February 1, 1999 (Filed as Exhibit 10.44 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.)

       10.15 Service Agreement between the Company and Ching Lung Po, dated February 1, 1999 (Filed as Exhibit 10.45 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.)

       10.16 Long-Term Sale and Purchase Supplementary Agreement No. 3 by and among Farming Bureau, HARC, First Supply and Second Supply, dated May 21, 1999 (Certified English translation of original Chinese version filed as Exhibit 10.22 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 and incorporated herein by reference.)

       10.17 Assets and Staff Transfer Agreement by and among the Farming Bureau, HARC, First Supply, Second Supply and Sales Centre dated March 3, 2000 (Certified English translation of original Chinese version filed as Exhibit 10.23 to Current Report on Form 8-K dated March 3, 2000, and incorporated herein by reference.)

       10.18 Shareholders' Agreement on Business Restructuring by and among the Farming Bureau, the Company and Billion Luck dated March 3, 2000 (Certified English translation of original Chinese version filed as Exhibit 10.24 to Current Report on Form 8-K dated March 3, 2000, and incorporated herein by reference.)

       11 Computation of Earnings/(Loss) Per Share (Contained in Financial Statements in Part I, Item I hereof.)

       27.1       Financial Data Schedule (Filed herewith. For SEC use only.)