Form 10-Q
period 2000-06-30
CHINA RESOURCES DEVELOPMENT INC
filed 2000-08-14
CIK 793628

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q




[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarter period ended June 30, 2000
                                      -------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 837,797 shares of common stock, $0.001 par value, as of August 11, 2000.


Page 1 of 20 pages                                      Exhibit Index on Page 18

                                   CONVENTIONS

         Unless otherwise specified, all references in this report to "U.S. Dollars," "Dollars," "US$," or "$" are to United States dollars; all references to "Hong Kong Dollars" or "HK$" are to Hong Kong dollars; and all references to "Renminbi" or "RMB" or "Yuan" are to Renminbi Yuan, which is the lawful currency of the People's Republic of China ("China" or "PRC"). The Company and Billion Luck maintain their accounts in U.S. Dollars and Hong Kong Dollars, respectively. HARC and the Operating Subsidiaries maintain their accounts in Renminbi. The financial statements of the Company and its subsidiaries are prepared in Renminbi. Translations of amounts from Renminbi to U.S. Dollars and from Hong Kong Dollars to U.S. Dollars are for the convenience of the reader. Unless otherwise indicated, any translations from Renminbi to U.S. Dollars or from U.S. Dollars to Renminbi have been made at the single rate of exchange as quoted by the People's Bank of China (the "PBOC Rate") on June 30, 2000, which was approximately U.S.$1.00 = Rmb8.28. Translations from Hong Kong Dollars to U.S. Dollars have been made at the single rate of exchange as quoted by the Hongkong and Shanghai Banking Corporation Limited on June 30, 2000, which was approximately US$1.00 = HK$7.80. The Renminbi is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of Renminbi into U.S. Dollars or other currencies. All foreign exchange transactions take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. No representation is made that the Renminbi or U.S. Dollar amounts referred to herein could have been or could be converted into U.S. Dollars or Renminbi, as the case may be, at the PBOC Rate or at all.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
             (Amounts in thousands, except share and per share data)


                                                   Three Months Ended              Six Months Ended
                                                         June 30,                       June 30,
                                    Note        2000       1999       2000      2000      1999      2000
                                                ----       ----       ----      ----      ----      ----
                                                 RMB        RMB        US$       RMB       RMB       US$
NET SALES                                      2,316          -        280     3,713         -       448

COST OF SALES                                 (2,548)         -       (308)   (3,844)        -      (464)
                                           ---------   --------   --------   -------   -------   -------
GROSS PROFIT/(LOSS)                             (232)         -        (28)     (131)        -       (16)

DEPRECIATION                                    (351)         -        (42)     (551)        -       (67)

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                    (3,789)    (2,849)      (458)   (8,238)   (5,388)     (995)

FINANCIAL INCOME, NET                          3,668        192        443     3,708       271       448

OTHER INCOME, NET                             (2,481)     6,664       (300)   10,538     6,664     1,273
                                           ---------   --------   --------   -------   -------   -------
INCOME/(LOSS) FROM
   CONTINUING OPERATIONS
   BEFORE INCOME TAXES                        (3,185)     4,007       (385)    5,326     1,547       643

INCOME TAXES                                     187       (620)        23    (1,770)     (620)     (214)
                                           ---------   --------   --------   -------   -------   -------
INCOME/(LOSS) FROM
   CONTINUING OPERATIONS
   BEFORE MINORITY INTERESTS                  (2,998)     3,387       (362)    3,556       927       429

MINORITY INTERESTS                               814     (1,874)        98    (3,603)   (1,874)     (435)
                                           ---------   --------   --------   -------   -------   -------

INCOME/(LOSS) FROM
   CONTINUING OPERATIONS                      (2,184)     1,513       (264)      (47)     (947)       (6)

DISCONTINUED OPERATIONS               2            -     (1,285)         -         -    (3,174)        -
                                           ---------   --------   --------   -------   -------   -------

NET INCOME/(LOSS)                             (2,184)       228       (264)      (47)   (4,121)       (6)
                                           =========   ========   ========   =======   =======   =======
BASIC AND DILUTED
 EARNINGS/(LOSS) PER SHARE*
     Continuing operations                     (3.68)      2.55      (0.45)    (0.08)    (1.60)    (0.01)
     Discontinued operations                       -      (2.17)         -         -     (5.35)        -
                                           ---------   --------   --------   -------   -------   -------

                                               (3.68)      0.38      (0.45)    (0.08)    (6.95)    (0.01)
                                           =========   ========   ========   =======   =======   =======
WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING*                   592,900    592,900    592,900   592,900   592,900   592,900
                                           =========   ========   ========   =======   =======   =======

* The computation of basic and diluted loss per share for the three months and six months ended June 30, 1999 are based on weighted average number of shares outstanding as if the one-for-ten reverse stock split, effective on June 11, 1999, had been completed at the beginning of the period.

See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                    AS OF JUNE 30, 2000 AND DECEMBER 31, 1999
             (Amounts in thousands, except share and per share data)

                                                               June 30,    December 31,         June 30,
                                                                   2000            1999             2000
                                                                    RMB             RMB              US$
                                                 Notes      (Unaudited)          (Note)      (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                     109,763          31,088           13,256
  Marketable securities                                             981          57,035              119
  Trade receivables                                                 159               -               19
  Inventories                                      4              2,796           1,702              338
  Other receivables, deposits and prepayments                    13,686          11,781            1,653
  Short term loan receivable                                     45,000          45,000            5,435
  Amount due from Farming Bureau                                 36,426          47,013            4,399
  Amounts due from related companies                                571           1,500               69
  Tax refundable                                                      -           1,382                -
  Net assets of discontinued operations                               -          70,527                -
                                                             ----------      ----------       ----------
TOTAL CURRENT ASSETS                                            209,382         267,028           25,288
PROPERTY AND EQUIPMENT                             5             13,550           9,855            1,636
INVESTMENTS                                                     116,714         116,714           14,096
                                                             ----------      ----------       ----------
TOTAL ASSETS                                                    339,646         393,597           41,020
                                                             ==========      ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                  801             296               97
  Other payables and accrued liabilities                         40,497          15,860            4,891
  Income taxes payable                                              457               -               55
  Amounts due to related companies                                  296          86,781               36
                                                             ----------      ----------       ----------
TOTAL CURRENT LIABILITIES                                        42,051         102,937            5,079

MINORITY INTERESTS                                              117,189         110,226           14,153
                                                             ----------      ----------       ----------
TOTAL LIABILITIES AND MINORITY
   INTERESTS                                                    159,240         213,163           19,232
                                                             ----------      ----------       ----------

SHAREHOLDERS' EQUITY
   Common stock, US$0.001 par value:
   Authorized - 200,000,000 shares in 2000 and 1999
   Issued and outstanding - 592,900 shares in 2000
     and 1999                                                         5               5                1
  Preferred stock, authorized -
    10,000,000 shares in 2000 and 1999
      Series B preferred  stock, US$0.001 par value:
        Authorized - 320,000 shares in 2000 and 1999
        Issued and outstanding - 320,000 shares
          in 2000 and 1999                                            3               3                -
Additional paid-in capital                                      156,632         156,632           18,917
Reserves                                                         26,830          26,830            3,240
Accumulated deficits                                             (3,065)         (3,018)            (370)
Accumulated other comprehensive loss                                  1            (18)                -
                                                             ----------      ----------       ----------
TOTAL SHAREHOLDERS' EQUITY                                      180,406         180,434           21,788
                                                             ----------      ----------       ----------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                                        339,646         393,597           41,020
                                                             ==========      ==========       ==========

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                             (Amounts in thousands)

                                                                                    Accumulated
                                   Series B  Additional                                   Other
                         Common   preferred     paid-in            Accumulated    Comprehensive
                          stock       stock     capital  Reserves     deficits             Loss     Total
                            RMB         RMB         RMB       RMB          RMB              RMB       RMB
Balance at January
   1, 2000                    5           3     156,632    26,830       (3,018)             (18)  180,434

Net loss                      -           -           -         -          (47)               -       (47)
Currency translation
  Adjustment                  -           -           -         -            -               19        19
                                                                                                 --------
Comprehensive
  Income                                                                                              (28)
                                                                                                 --------

                       --------      ------    --------   -------   ----------       ----------  --------
Balance at June 30,
   2000                       5           3     156,632    26,830       (3,065)               1   180,406
                       ========      ======    ========   =======   ==========       ==========  ========

See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                             (Amounts in thousands)


                                                                        Six months ended June 30,
                                                                        -------------------------
                                                                 2000             1999              2000
                                                                 ----             ----              ----
                                                                  RMB              RMB               US$
Net cash provided by operating activities                      71,209            8,350             8,600

INVESTING ACTIVITIES
  Purchases of property and equipment                          (4,246)          (3,434)             (513)
  Proceeds from disposal of an investment                         928                -               112
  Proceeds from disposal of property and equipment              1,547                -               187
  Short term loan                                                   -          (45,000)                -
                                                           ----------       ----------        ----------
Net cash used in investing activities                          (1,771)         (48,434)             (214)
                                                           ----------       ----------        ----------

FINANCING ACTIVITIES
  Increase in minority interests                                2,187                -               264
                                                           ----------       ----------        ----------

Net cash provided by/(used in) continuing operations           71,625          (40,084)            8,650
Net cash provided by discontinued operations (Note 2)               -           15,572                 -
                                                           ----------       ----------        ----------
NET INCREASE/(DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                 71,625          (24,512)            8,650

Cash and cash equivalents, at beginning of period              38,138          129,238             4,606
                                                           ----------       ----------        ----------
Cash and cash equivalents, at end of period                   109,763          104,726            13,256
                                                           ==========       ==========        ==========

See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (Amounts in thousands)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2.       DISCONTINUED OPERATIONS AND BUSINESS RESTRUCTURING

         In the fourth quarter of 1999, the Company initiated a plan to restructure its business in Hainan, the PRC. On March 3, 2000, the Board of Directors of the Company approved a business restructuring involving HARC and certain subsidiaries of HARC (the "Restructuring"). The Restructuring resulted in the discontinuation of substantially all of the existing operations of the Company as of December 31, 1999, including its two principal lines of business, the distribution of natural rubber and the procurement of materials, supplies and other agricultural products (collectively the "Rubber and Procurement Operations"). The financial data related to the Company's indirect investments in the Rubber and Procurement Operations prior to December 31, 1999 is classified as discontinued operations for all periods presented. The financial data of the Rubber and Procurement Operations reflects the historical results of operations and cashflows of the businesses that were considered part of the business segments of the Rubber and Procurement Operations during each respective period.

         On March 3, 2000, HARC and certain of its subsidiaries entered into an Assets and Staff Transfer Agreement with the Farming Bureau, pursuant to which HARC and certain of its subsidiaries transferred all the assets, liabilities and staff related to the discontinued operations to the Farming Bureau, effective from January 1, 2000. The consideration for the net assets transferred was determined based on the lower of their net book value or their fair value, as determined by an independent professional valuer, as of December 31, 1999. Based on the valuation, there were no material differences between the fair value and the net book value (as determined under US GAAP) of those assets and liabilities as of December 31, 1999, which was RMB70,527,000.

         Net sales of the Rubber and Procurement Operations included in discontinued operations totaled RMB105,315,000 for the six months ended June 30, 1999. Loss from discontinued operations of Rubber and Procurement Operations of RMB4,701,000 for the three months ended June 30, 1999 is reported without set-off of any income tax expenses.

         The net assets of the Rubber and Procurement Operations were as follows:

                                                                December 31,
                                                                        1999
                                                                         RMB

         Current assets                                              110,703
         Property and equipment - net                                  1,547
         Cost method investments                                         928
         Current liabilities                                         (42,651)
                                                                   ---------

         Net assets of discontinued operations                        70,527
                                                                   =========

         The Company and its subsidiaries accrued certain expenses totaling RMB3 million in relation to the Restructuring in the fourth quarter of 1999. There were no other significant expenses in relation to the Restructuring in the six months ended June 30, 2000.

         Notwithstanding the discontinuation of the Rubber and Procurement Operations, the Company has contemplated setting up several new lines of business as part of the Restructuring. As of June 30, 2000, the Company has set up two lines of business, namely, supermarket operations and processing and sale of timber.

3.       BUSINESS ACQUISITION

         The Company has determined to engage in the information technology market. As at June 30, 2000, the Company entered into an Acquisition Agreement to acquire an 80% equity interest in Silver Moon Technologies Limited, a British Virgin Islands corporation ("Silver Moon"), for total consideration of US$1,500,000 (the "Purchase Consideration"). The Company has satisfied the Purchase Consideration by issuing to Silver Moon's former sole equity owner, E-link Investment Limited ("E-link"), 244,897 shares of the Company's unregistered restricted common stock, $0.001 par value. The Acquisition Agreement is included in the Company's Current Report on Form 8-K, dated June 30, 2000. The principal business of Silver Moon, and its wholly-owned subsidiary, Sky Creation Technology Limited, a Hong Kong company, is the provision of online Internet healthcare content, through its website, medi-china.com, which offers health-related content in both English and Chinese, with a focus on Chinese herbal medicine and therapies. The closing date of the acquisition was on July 12, 2000.

4.       INVENTORIES

                                                                          June 30,         December 31,
                                                                              2000                 1999
                                                                               RMB                  RMB
         Raw materials                                                         182                    -
         Work in progress                                                    1,110                    -
         Finished goods                                                      1,504                1,702
                                                                        ----------           ----------
                                                                             2,796                1,702
                                                                        ==========           ==========

5.       PROPERTY AND EQUIPMENT, NET

                                                                          June 30,         December 31,
                                                                              2000                 1999
                                                                               RMB                  RMB
         At cost:
           Buildings and leasehold improvements                              5,906                5,906
           Machinery, equipment and motor vehicles                          10,638                6,392
                                                                        ----------           ----------
                                                                            16,544               12,298

         Accumulated depreciation:                                          (2,994)              (2,443)
                                                                        ----------           ----------
         Net book value                                                     13,550                9,855
                                                                        ==========           ==========

6.       SEGMENT FINANCIAL INFORMATION

                                                                                       Six months ended
                                                                                          June 30, 2000
                                                                                                    RMB
         Net sales to external customers:
         Supermarket operations, net sales to
           unaffiliated customers                                                                 2,431
         Processed timber, net sales to
           Unaffiliated customers                                                                 1,282
                                                                                             ----------

         Total consolidated net sales                                                             3,713
                                                                                             ==========

         Segment loss:
           Supermarket operations                                                                   (53)
           Processed timber                                                                        (695)
                                                                                             ----------
         Total segment profit/(loss)                                                               (748)

         Reconciling items:
           Corporate expenses                                                                    (8,120)
           Gain on trading of marketable securities                                              10,486
           Interest income                                                                        4,574
           Exchange loss                                                                           (866)
                                                                                             ----------
         Total consolidated profit before
           income taxes                                                                           5,326
                                                                                             ==========

                                                                                               June 30,
                                                                                                   2000
                                                                                                    RMB
         Segment assets:
           Supermarket operations                                                                 6,306
           Processed timber                                                                       8,422
                                                                                             ----------
         Total segment assets                                                                    14,728

         Reconciling items:
           Corporate assets                                                                     208,204
           Investments                                                                          116,714
                                                                                             ----------
         Total consolidated assets                                                              339,646
                                                                                             ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

         The following table shows the selected unaudited condensed consolidated income statement data of the Company and its subsidiaries for the three months and six months ended June 30, 2000 and 1999. The data should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and related notes thereto.

         The discussions below are presented in the Company's primary operating currency, which is the Renminbi Yuan ("RMB"). For information purposes only, the amounts may be translated into U.S. dollars at an exchange rate of $1.00 = RMB8.28, which represents the approximate single rate of exchange as quoted by the People's Bank of China on June 30, 2000. No representation is made that RMB amounts could have been, or could be, converted into U.S. dollars at that rate or any other rate.

(Amounts in thousands)                      Three months ended June 30,        Six months ended June 30,
                                            ---------------------------        -------------------------
                                                  2000             1999             2000            1999
                                                   RMB              RMB              RMB             RMB
Net sales:
   Supermarket operations                        1,280                -            2,431               -
   Processed timber                              1,036                -            1,282               -
                                            ----------       ----------       ----------      ----------
                                                 2,316                -            3,713               -
                                            ----------       ----------       ----------      ----------
Gross profit/(loss)                               (232)               -             (131)              -
Gross profit/(loss) margin (%)                  (10.02)               -            (3.53)              -
Income/(loss) from continuing
  before income taxes                           (3,185)           4,007            5,326           1,547
Income taxes                                       187             (620)          (1,770)           (620)
                                            ----------       ----------       ----------      ----------
Income/(loss) from continuing
  before minority interest                      (2,998)           3,387            3,556             927
Minority interests                                 814           (1,874)          (3,603)         (1,874)
                                            ----------       ----------       ----------      ----------
Income/(loss) from continuing operations        (2,184)           1,513              (47)           (947)
Discontinued operations                              -           (1,285)               -          (3,174)
                                            ----------       ----------       ----------      ----------
Net income/(loss)                               (2,184)             228              (47)         (4,121)
                                            ==========       ==========       ==========      ==========

         NET SALES AND GROSS PROFIT

         The Company previously engaged in marketing and distribution of natural rubber and rubber products produced by the Hainan State Farms and non-state farms in the PRC, and procurement of production materials and supplies, including chemicals, farm equipment and machinery, automobiles and other commodities, for use primarily by the Hainan State Farms and other unaffiliated customers. Pursuant to a Shareholders' Agreement on Business Restructuring dated March 3, 2000, among the Company, Billion Luck and the Farming Bureau, the natural rubber distribution business and the procurement of materials and supplies business ceased effective as of January1, 2000. Pursuant to an Assets and Staff Transfer Agreement dated March 3, 2000, among the Farming Bureau, HARC, First Supply, Second Supply and Sales Centre, the assets, liabilities and staff related to the ceased businesses were transferred to the Farming Bureau effective as of January 1, 2000. The restructuring resulted in the discontinuation of substantially all of the existing operations of the Company as of December 31, 1999. The Company has contemplated setting up several new lines of business as part of the restructuring. As of June 30, 2000, the Company has set up two lines of business, the supermarket operation and the processing and sale of timber. The supermarket operation has gross profit and gross profit margin of RMB420,000 (US$51,000) and 17.3%, respectively, for the first half of 2000. The sale of processed timber business has a gross loss of RMB551,000 (US$67,000) or 43.0% on sales for the first half of 2000, as the processing factory is still in the start-up phase and is currently operated at one third of its full capacity.

         For the second quarter of 2000, the supermarket operation has gross profit and gross profit margin of RMB224,000 (US$27,000) and 17.5%, respectively, while the processed timber business has a gross loss of RMB455,000 (US$55,000) or 43.9% on sales for the same period.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the first half of 2000 were RMB8.2 million (US$995,000), compared to RMB5.4 million (US$651,000) for the corresponding period in 1999. The increase was mainly attributable to selling and administrative expenses of HARC, which amounted to RMB2.7 million (US$326,000) for the first half of 1999 and were grouped in the procurement of materials and supplies business, which is shown as discontinued operations. For the first half of 2000, selling and administrative expenses of HARC were grouped as corporate administrative expenses.

         Selling, general and administrative expenses for the second quarter of 2000 were RMB3.8 million (US$458,000), compared to RMB2.8 million (US$344,000) for the corresponding period in 1999. The increase was mainly attributable to selling and administrative of HARC, which amounted to RMB1.0 million (US$122,000) for the second quarter of 1999 and were grouped in the procurement of materials and supplies business, which is shown as discontinued operations. For the second quarter of 2000, selling and administrative expenses of HARC were grouped as corporate administrative expenses.

         FINANCIAL INCOME, NET

         Net financial income increased by more than thirteen times from RMB271,000 (US$33,000) for the first half of 1999 to RMB3.7 million (US$448,000) for the corresponding period in 2000. The increase was mainly attributable to the interest received in the second quarter of 2000 on a RMB45 million (US$5.4 million) short-term loan to an unaffiliated third party, which amounted to RMB4.2 million (US$507,000). The increase in interest income was partly offset by an exchange loss amounting to RMB860,000 (US$104,000), arising from the conversion of Renminbi to Hong Kong dollars.

         Net financial income increased by more than nineteen times from RMB192,000 (US$23,000) for the second quarter of 1999 to RMB3.7 million (US$443,000) for the corresponding period in 2000. The increase was also attributable to the reasons aforementioned.

         OTHER INCOME, NET

         Other income increased from RMB6.7 million (US$805,000) for the first half of 1999 to RMB10.5 million (US$1.3 million) for the corresponding period in 2000 and from RMB6.7 million (US$805,000) for the second quarter of 1999 to a loss of RMB2.5 million (US$300,000) for the corresponding period in 2000. Other income in 1999 represented the dividend income received on a long-term investment while the other income/(loss) in 2000 mainly represented a net gain/(loss) on trading of marketable securities.

         DISCONTINUED OPERATIONS

         Discontinued operations for the first half of 1999 represented a loss from operations of the discontinued rubber distribution and procurement of materials and supplies businesses.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's and its subsidiaries' primary liquidity needs are to fund inventories and trade receivables and to expand business operations. The Company has financed its working capital requirements primarily through internally generated cash.

         The Company has a working capital surplus of approximately RMB167 million (US$20.2 million) as of June 30, 2000, compared to that of approximately RMB164 million (US$19.8 million) as of December 31, 1999. Net cash provided by operating activities for the six months ended June 30, 2000 was approximately RMB71.2 million (US$8.6 million), as compared to RMB8.4 million (US$1.0 million) for the corresponding period in 1999. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in operating assets and liabilities.

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


MARKET RISK AND RISK MANAGEMENT POLICIES

         All of the Company's sales and purchases are made domestically and are denominated in Renminbi. Accordingly, the Company and its subsidiaries do not have material market risk with respect to currency fluctuation. As the reporting currency of the Company's consolidated financial statements is also Renminbi, there is no significant translation difference arising on consolidation. However, the Company may suffer exchange loss when it converts Renminbi to other currencies, such as Hong Kong dollars or United States dollars.

         The Company's interest income is most sensitive to changes in the general level of Renminbi interest rates. In this regard, changes in Renminbi interest rates affect the interest earned on the Company's cash equivalents. As at June 30, 2000, the Company's cash equivalents are mainly Renminbi, Hong Kong Dollar and United States Dollar deposits with financial institutions, bearing market interest rates without fixed term.

         As at June 30, 2000, the Company had short-term investments in marketable securities in Hong Kong stock market with a total market value of RMB981,000 (US$119,000). These investments expose the Company to market risks that may cause the future value of these investments to be lower than the original cost of such investments at the time of purchase.


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

         As of June 30, 2000, the Company has not experienced any disruptions or failures to its normal operations as a result of the transition into calendar year 2000.

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

       10.19 Acquisition Agreement among the Registrant, E-link Investment Limited and Silver Moon Technologies Limited, dated June 30, 2000 (Filed as Exhibit 10.25 to Current Report on Form 8-K dated June 30, 2000, and incorporated herein by reference.)

       11 Computation of Earnings/(Loss) Per Share (Contained in Financial Statements in Part I, Item I hereof.)

       27         Financial Data Schedule  (Filed herewith. For SEC use only.)

       (b) During the three months ended June 30, 2000, the Company filed one current report on Form 8-K, dated June 30, 2000. That report reported, in Item 2, the Company's acquisition of an 80% equity interest in Silver Moon Technologies Limited ("Silver Moon") for total consideration of US$1,500,000 which the Company paid by issuing to Silver Moon's former sole equity owner, E-link Investment Limited, 244,897 shares of the Company's unregistered restricted common stock, $0.001 par value. No financial statements were filed therewith.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CHINA RESOURCES DEVELOPMENT, INC.





August 11, 2000                      By:/s/ Ching Lung Po
                                        -------------------------------------
                                        Ching Lung Po, President



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

       10.19 Acquisition Agreement among the Registrant, E-link Investment Limited and Silver Moon Technologies Limited dated June 30, 2000 (Filed as Exhibit 10.25 to Current Report on Form 8-K dated June 30, 2000, and incorporated herein by reference.)

       11 Computation of Earnings/(Loss) Per Share (Contained in Financial Statements in Part I, Item I hereof.)

       27         Financial Data Schedule  (Filed herewith. For SEC use only.)