Form 10-Q
period 2000-09-30
CHINA RESOURCES DEVELOPMENT INC
filed 2000-11-14
CIK 793628

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarter period ended September 30, 2000
                                      ------------------

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



                 Room 2105, 21/F., West Tower, Shun Tak Centre,
                168-200 Connaught Road C., Sheung Wan, Hong Kong
                          Telephone: 011-852-2810-7205
                        (Address and telephone number of
                          principal executive offices)



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 837,797 shares of common stock, $0.001 par value, as of November 13, 2000.

Page 1 of 21 pages                                     Exhibit Index on Page 18

                                   CONVENTIONS

         Unless otherwise specified, all references in this report to "U.S. Dollars," "Dollars," "US$," or "$" are to United States dollars; all references to "Hong Kong Dollars" or "HK$" are to Hong Kong dollars; and all references to "Renminbi" or "RMB" or "Yuan" are to Renminbi Yuan, which is the lawful currency of the People's Republic of China ("China" or "PRC"). The Company and Billion Luck maintain their accounts in U.S. Dollars and Hong Kong Dollars, respectively. HARC and its subsidiaries maintain their accounts in Renminbi. The financial statements of the Company and its subsidiaries are prepared in Renminbi. Translations of amounts from Renminbi to U.S. Dollars and from Hong Kong Dollars to U.S. Dollars are for the convenience of the reader. Unless otherwise indicated, any translations from Renminbi to U.S. Dollars or from U.S. Dollars to Renminbi have been made at the single rate of exchange as quoted by the People's Bank of China (the "PBOC Rate") on September 30, 2000, which was approximately U.S.$1.00 = Rmb8.28. Translations from Hong Kong Dollars to U.S. Dollars have been made at the single rate of exchange as quoted by the Hongkong and Shanghai Banking Corporation Limited on September 30, 2000, which was approximately US$1.00 = HK$7.80. The Renminbi is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of Renminbi into U.S. Dollars or other currencies. All foreign exchange transactions take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. No representation is made that the Renminbi or U.S. Dollar amounts referred to herein could have been or could be converted into U.S. Dollars or Renminbi, as the case may be, at the PBOC Rate or at all.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
             (Amounts in thousands, except share and per share data)

                                                   Three Months Ended September 30               Nine Months Ended September 30,
                                                --------------------------------------       --------------------------------------
                               Note               2000          1999            2000          2000            1999           2000
                                                --------       --------       --------       --------       --------       --------
                                                   RMB           RMB            US$            RMB             RMB            US$
NET SALES                                          1,445             --            174          5,158             --            623

COST OF SALES                                     (1,135)            --           (137)        (4,979)            --           (601)
                                                --------       --------       --------       --------       --------       --------
GROSS PROFIT                                         310             --             37            179             --             22

DEPRECIATION AND                                      --             --
  AMORTIZATION                                    (1,571)          (189)        (2,122)          (256)

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                        (4,470)        (3,107)          (540)       (12,708)        (8,495)        (1,535)

FINANCIAL INCOME/(EXPENSES),
  NET                                             (3,088)           141           (373)           620            412             75

OTHER INCOME/(EXPENSES), NET                        (129)         2,858            (15)        10,409          9,522          1,257
                                                --------       --------       --------       --------       --------       --------
INCOME/(LOSS) FROM
   CONTINUING OPERATIONS
   BEFORE INCOME TAXES                            (8,948)          (108)        (1,080)        (3,622)         1,439           (437)

INCOME TAXES                                         (79)          (323)           (10)        (1,849)          (943)          (224)
                                                --------       --------       --------       --------       --------       --------
INCOME/(LOSS) FROM
   CONTINUING OPERATIONS
   BEFORE MINORITY INTERESTS                      (9,027)          (431)        (1,090)        (5,471)           496           (661)

MINORITY INTERESTS                                   214         (1,333)            26         (3,389)        (3,207)          (409)
                                                --------       --------       --------       --------       --------       --------

INCOME/(LOSS) FROM
   CONTINUING OPERATIONS                          (8,813)        (1,764)        (1,064)        (8,860)        (2,711)        (1,070)

DISCONTINUED OPERATIONS           2                   --            938             --             --         (2,236)            --
                                                --------       --------       --------       --------       --------       --------

NET INCOME/(LOSS)                                 (8,813)          (826)        (1,064)        (8,860)        (4,947)        (1,070)
                                                ========       ========       ========       ========       ========       ========
BASIC AND DILUTED
 EARNINGS/(LOSS) PER SHARE*
     Continuing operations                        (10.90)         (2.97)         (1.32)        (13.32)         (4.57)         (1.61)
     Discontinued operations                          --           1.58             --             --          (3.77)            --
                                                --------       --------       --------       --------       --------       --------

                                                  (10.90)         (1.39)         (1.32)        (13.32)         (8.34)         (1.61)
                                                ========       ========       ========       ========       ========       ========
WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING*                       808,516        592,900        808,516        665,296        592,900        665,296
                                                ========       ========       ========       ========       ========       ========

* The computation of basic and diluted loss per share for the three months and nine months ended September 30, 1999 are based on weighted average number of shares outstanding as if the one-for-ten reverse stock split, effective on June 11, 1999, had been completed at the beginning of the period.

See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
             (Amounts in thousands, except share and per share data)

                                                                   September 30,         December 31,        September 30,
                                                                            2000                 1999                 2000
                                                                             RMB                  RMB                  US$
                                                 Notes               (Unaudited)               (Note)           (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                               81,582               31,088                9,853
  Marketable securities                                                    1,102               57,035                  133
  Inventories                                      4                       3,009                1,702                  363
  Other receivables, deposits and prepayments                             13,556               11,781                1,637
  Short term loan receivable                                                  --               45,000                   --
  Amount due from Farming Bureau                                          13,511               47,013                1,632
  Amounts due from related companies                                         470                1,500                   57
  Tax refundable                                                              --                1,382                   --
  Net assets of discontinued operations                                       --               70,527                   --
                                                                    ------------         ------------         ------------
TOTAL CURRENT ASSETS                                                     113,230              267,028               13,675
PROPERTY AND EQUIPMENT                             5                      15,037                9,855                1,816
INVESTMENTS                                                              184,329              116,714               22,262
GOODWILL                                                                   9,357                   --                1,130
                                                                    ------------         ------------         ------------
TOTAL ASSETS                                                             321,953              393,597               38,883
                                                                    ============         ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                           781                  296                   94
  Other payables and accrued liabilities                                  21,062               15,860                2,544
  Income taxes payable                                                       536                   --                   65
  Amounts due to related companies                                           296               86,781                   35
                                                                    ------------         ------------         ------------
TOTAL CURRENT LIABILITIES                                                 22,675              102,937                2,738

MINORITY INTERESTS                                                       115,273              110,226               13,922
                                                                    ------------         ------------         ------------
TOTAL LIABILITIES AND MINORITY
   INTERESTS                                                             137,948              213,163               16,660
                                                                    ------------         ------------         ------------

SHAREHOLDERS' EQUITY
  Common stock, US$0.001 par value:
  Authorized - 200,000,000 shares  in 2000 and 1999
   Issued and  outstanding - 837,797 shares in 2000
     and 592,900 shares in 1999                                                7                    5                    1
  Preferred stock, authorized -
    10,000,000 shares in 2000 and 1999
      Series B preferred  stock,  US$0.001 par value:
        Authorized - 320,000 shares in 2000 and 1999
        Issued and outstanding - 320,000 shares
          in 2000 and 1999                                                     3                    3                   --
Additional paid-in capital                                               169,050              156,632               20,417
Reserves                                                                  26,830               26,830                3,240
Accumulated deficits                                                     (11,878)              (3,018)              (1,434)
Accumulated other comprehensive loss                                          (7)                 (18)                  (1)
                                                                    ------------         ------------         ------------
TOTAL SHAREHOLDERS' EQUITY                                               184,005              180,434               22,223
                                                                    ------------         ------------         ------------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                                                 321,953              393,597               38,883
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

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                             (Amounts in thousands)

                                                                                                         Accumulated
                                                   Series B    Additional                                      other
                                       Common     preferred       paid-in                 Accumulated  comprehensive
                                        stock         stock       capital      Reserves      deficits           loss         Total
                                          RMB           RMB           RMB           RMB           RMB            RMB            RMB
Balance at January
   1, 2000                                  5             3       156,632        26,830        (3,018)           (18)       180,434

Issuance of 244,897
  shares of common
  Stock                                     2            --        12,418            --            --             --         12,420

Net loss                                   --            --            --            --        (8,860)            --         (8,860)
Currency translation
  Adjustment                               --            --            --            --            --             11             11
                                                                                                                           --------
Comprehensive
  Income                                                                                                                     (8,849)
                                                                                                                           --------

                                    ---------      --------      --------      --------      --------       --------       --------
Balance at September
   30, 2000                                 7             3       169,050        26,830       (11,878)            (7)       184,005
                                     ========      ========      ========      ========      ========       ========       ========

See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             (Amounts in thousands)

                                                                               Nine months ended September 30,
                                                                         --------------------------------------------
                                                                           2000              1999              2000
                                                                         --------          --------          --------
                                                                            RMB               RMB               US$
Net cash provided by/(used in) operating activities                        46,451           (19,893)            5,610

INVESTING ACTIVITIES
  Purchases of property and equipment                                      (5,967)           (5,016)             (721)
  Proceeds from disposal of an investment                                     928                --               112
  Proceeds from disposal of property and equipment                          1,547                --               187
  Short term loan                                                              --           (45,000)               --
                                                                         --------          --------          --------
Net cash used in investing activities                                      (3,492)          (50,016)             (422)
                                                                         --------          --------          --------

FINANCING ACTIVITIES
  Increase in minority interests                                              485                --                59
                                                                         --------          --------          --------

Net cash provided by/(used in) continuing operations                       43,444           (69,909)            5,247
Net cash provided by discontinued operations (Note 2)                          --             4,857                --
                                                                         --------          --------          --------
NET INCREASE/(DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                             43,444           (65,052)            5,247

Cash and cash equivalents, at beginning of period                          38,138           129,238             4,606
                                                                         --------          --------          --------
Cash and cash equivalents, at end of period                                81,582            64,186             9,853
                                                                         ========          ========          ========


See notes to condensed consolidated financial statements

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (Amounts in thousands)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

         Net sales of the Rubber and Procurement Operations included in discontinued operations totaled RMB295,505,000 for the nine months ended September 30, 1999. Loss from discontinued operations of Rubber and Procurement Operations of RMB4,298,000 for the three months ended September 30, 1999 is reported without set-off of any income tax expenses.

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
                                                                    =========

         The Company and its subsidiaries accrued certain expenses totaling RMB3 million in relation to the Restructuring in the fourth quarter of 1999. There were no other significant expenses in relation to the Restructuring in the nine months ended September 30, 2000.

         Notwithstanding the discontinuation of the Rubber and Procurement Operations, the Company has contemplated setting up several new lines of business as part of the Restructuring. As of September 30, 2000, the Company has set up two lines of business, namely, supermarket operations and processing and sale of timber.

3.       BUSINESS ACQUISITION

         The Company has determined to engage in the information technology market. As of June 30, 2000, the Company entered into an Acquisition Agreement to acquire an 80% equity interest in Silver Moon Technologies Limited, a British Virgin Islands corporation ("Silver Moon"), for total consideration of US$1,500,000 (the "Purchase Consideration"). The Company has satisfied the Purchase Consideration by issuing to Silver Moon's former sole equity owner, E-link Investment Limited ("E-link"), 244,897 shares of the Company's unregistered restricted common stock, $0.001 par value. The Acquisition Agreement is included in the Company's Current Report on Form 8-K, dated June 30, 2000. The principal business of Silver Moon, and its wholly-owned subsidiary, Zhongwei Medi-China.com Limited (formally known as Sky Creation Technology Limited), a Hong Kong company, is the provision of online Internet healthcare content, through its website, medi-china.com, which offers health-related content in both English and Chinese, with a focus on Chinese herbal medicine and therapies. The closing date of the acquisition was on July 12, 2000.

4.       INVENTORIES

                                                                                September 30,     December 31,
                                                                                        2000             1999
                                                                                         RMB              RMB
         Raw materials                                                                   177               --
         Work in progress                                                              1,578               --
         Finished goods                                                                1,254            1,702
                                                                                     -------          -------
                                                                                       3,009            1,702
                                                                                     =======          =======

5        PROPERTY AND EQUIPMENT, NET

                                                                                September 30,      ecember 31,
                                                                                        2000             1999
                                                                                         RMB              RMB

         At cost:
           Buildings and leasehold improvements                                        5,906            5,906
           Machinery, equipment and motor vehicles                                    12,359            6,392
                                                                                     -------          -------
                                                                                      18,265           12,298

         Accumulated depreciation:                                                    (3,228)          (2,443)
                                                                                     -------          -------
         Net book value                                                               15,037            9,855
                                                                                     =======          =======

6.       SEGMENT FINANCIAL INFORMATION

                                                              Nine months ended
                                                             September 30, 2000
                                                                            RMB

         Net sales to external customers:
         Supermarket operations, net sales to
           unaffiliated customers                                        3,876
         Processed timber, net sales to
           unaffiliated customers                                        1,282
                                                                        ------

         Total consolidated net sales                                    5,158
                                                                        ======

         Segment profit/(loss):
           Supermarket operations                                           18
           Processed timber                                               (750)
                                                                        ------
         Total segment profit/(loss)                                      (732)

         Reconciling items:
           Corporate expenses                                          (13,828)
           Gain on trading of marketable securities                     10,318
           Interest income                                               4,800
           Exchange loss                                                (4,180)
                                                                        ------
         Total consolidated profit/(loss) from
           continuing operations before income taxes                    (3,622)
                                                                        ======

                                                                 September 30,
                                                                          2000
                                                                           RMB

         Segment assets:
           Supermarket operations                                        6,361
           Processed timber                                              8,417
                                                                        ------
         Total segment assets                                           14,778

         Reconciling items:
           Corporate assets                                            122,846
           Investments                                                 184,329
                                                                       -------
         Total consolidated assets                                     321,953
                                                                       =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

         The following table shows the selected unaudited condensed consolidated income statement data of the Company and its subsidiaries for the three months and nine months ended September 30, 2000 and 1999. The data should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and related notes thereto.

         The discussions below are presented in the Company's primary operating currency, which is the Renminbi Yuan ("RMB"). For information purposes only, the amounts may be translated into U.S. dollars at an exchange rate of $1.00 = RMB8.28, which represents the approximate single rate of exchange as quoted by the People's Bank of China on September 30, 2000. No representation is made that RMB amounts could have been, or could be, converted into U.S. dollars at that rate or any other rate.

(Amounts in thousands)                  Three months ended   Nine months ended
                                              September 30,       September 30,
                                        -------------------  ------------------
                                             2000      1999      2000      1999
                                              RMB       RMB       RMB       RMB

Net sales:
   Supermarket operations                   1,445        --     3,876        --
   Processed timber                            --        --     1,282        --
                                           ------    ------    ------    ------
                                            1,445        --     5,158        --
                                           ------    ------    ------    ------
Gross profit/(loss)                           310        --       179        --
Gross profit/(loss) margin (%)              21.45        --      4.62        --
Income/(loss)from continuing
operations
  before income taxes                      (8,948)     (108)   (3,622)    1,439
Income taxes                                  (79)     (323)   (1,849)     (943)
                                           ------    ------    ------    ------

Income/(loss) from continuing
operations
  before minority interest                 (9,027)     (431)   (5,471)      496
Minority interests                            214    (1,333)   (3,389)   (3,207)
                                           ------    ------    ------    ------
Income/(loss) from continuing operations   (8,813)   (1,764)   (8,860)   (2,711)

Discontinued operations                        --       938        --    (2,236)
                                           ------    ------    ------    ------
Net income/(loss)                          (8,813)     (826)   (8,860)   (4,947)
                                           ======    ======    ======    ======

         NET SALES AND GROSS PROFIT

         The Company previously engaged in marketing and distribution of natural rubber and rubber products produced by the Hainan State Farms and non-state farms in the PRC, and procurement of production materials and supplies, including chemicals, farm equipment and machinery, automobiles and other commodities, for use primarily by the Hainan State Farms and other unaffiliated customers. Pursuant to a Shareholders' Agreement on Business Restructuring dated March 3, 2000, among the Company, Billion Luck and the Farming Bureau, the natural rubber distribution business and the procurement of materials and supplies business ceased effective as of January 1, 2000. Pursuant to an Assets and Staff Transfer Agreement dated March 3, 2000, among the Farming Bureau, HARC, First Supply, Second Supply and Sales Centre, the assets, liabilities and staff related to the ceased businesses were transferred to the Farming Bureau effective as of January 1, 2000. The restructuring resulted in the discontinuation of substantially all of the existing operations of the Company as of December 31, 1999. The Company has contemplated setting up several new lines of business as part of the restructuring. As of September 30, 2000, the Company has set up two lines of business, the supermarket operation and the processing and sale of timber. The supermarket operation had gross profit and gross profit margin of RMB730,000 (US$88,000) and 18.8%, respectively, for the nine months ended September 30, 2000. The sale of processed timber business had a gross loss of RMB551,000 (US$67,000) or 43.0% on sales for the nine months ended September 30, 2000, as the processing factory is still in the start-up phase and is currently operated at one-third of its full capacity.

         For the third quarter of 2000, the supermarket operation had gross profit and gross profit margin of RMB310,000 (US$37,000) and 21.5%, respectively. There were no sales of processed timber in the third quarter of 2000 as the market conditions were poor and the Company was reluctant to sell the processed timber at a reduced price.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the nine months ended September 30, 2000 were RMB12.8 million (US$1.5 million), compared to RMB8.5 million (US$1 million) for the corresponding period in 1999. The apparent increase was mainly attributable to different classification of selling and administrative expenses of HARC. For the nine months ended September 30, 1999, selling and administrative expenses of HARC, which amounted to RMB3.9 million (US$471,000), were grouped in the procurement of materials and supplies business, which is shown as discontinued operations. For the nine months ended September 30, 2000, selling and administrative expenses of HARC were grouped as corporate administrative expenses.

         Selling, general and administrative expenses for the third quarter of 2000 were RMB4.5 million (US$543,000), compared to RMB3.1 million (US$374,000) for the corresponding period in 1999. The apparent increase was mainly attributable to different classification of selling and administrative of HARC. For the third quarter of 1999, selling and administrative expenses of HARC, which amounted to RMB1.2 million (US$145,000), were grouped in the procurement of materials and supplies business, which is shown as discontinued operations. For the third quarter of 2000, selling and administrative expenses of HARC were grouped as corporate administrative expenses.

         FINANCIAL INCOME/(EXPENSES), NET

         Net financial income increased by RMB208,000 (US$25,000) or 50.5%, from RMB412,000 (US$50,000) for the nine months ended September 30, 1999 to RMB620,000 (US$75,000) for the corresponding period in 2000. The increase was mainly attributable to interest income earned of RMB4.2 million (US$507,000) in the second quarter of 2000 from a RMB45 million (US$5.4 million) short-term loan granted to an unaffiliated third party, and additional bank interest income was earned during the period as a result of an increase in the average bank balance. The increase in interest income was partly offset by a realized currency exchange loss amounting to RMB4.2 million (US$507,000), arising from the conversion of Renminbi to Hong Kong dollars.

         Net financial income for the third quarter of 1999 was RMB141,000 (US$17,000), while the net financial expense for the third quarter of 2000 was RMB3.1 million (US$373,000). The net financial expense included a realized currency exchange loss amounting to RMB3.3 million (US$400,000), arising from the conversion of Renminbi to Hong Kong dollars.

         OTHER INCOME, NET

         Other income increased from RMB9.5 million (US$1.1 million) for the nine months ended September 30, 1999 to RMB10.4 million (US$1.2 million) for the corresponding period in 2000. Other income in 1999 represented dividend income received on a long-term investment, which amounted to RMB6.6 million (US$797,000), and a net gain from the trading of marketable securities, which amounted to RMB2.8 million (US$338,000). Other income in 2000 represented mainly the net gain on trading of marketable securities.

         Other income for the third quarter of 1999 amounted RMB2.8 million (US$338,000), representing a net gain from the trading of marketable securities. Other expenses for the third quarter of 2000 amounted to RMB129,000 (US$15,000), representing a net loss from the trading of marketable securities.

         DISCONTINUED OPERATIONS

         Discontinued operations for the nine months ended September 30, 1999 represented a loss from operations of the discontinued rubber distribution and procurement of materials and supplies businesses.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's and its subsidiaries' primary liquidity needs are to fund inventories, trade receivables and operating expenses, and to expand business operations. The Company has financed its working capital requirements primarily through internally generated cash.

         The Company had a working capital surplus of approximately RMB90.6 million (US$10.9 million) as of September 30, 2000, compared to that of approximately RMB164 million (US$19.8 million) as of December 31, 1999. Net cash provided by operating activities for the nine months ended September 30, 2000 was approximately RMB46.5 million (US$5.6 million), as compared to net cash used in operating activities of RMB19.9 million (US$2.4 million) for the corresponding period in 1999. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in operating assets and liabilities.

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

         The Company's interest income is most sensitive to changes in the general level of Renminbi interest rates. In this regard, changes in Renminbi interest rates affect the interest earned on the Company's cash equivalents. As at September 30, 2000, the Company's cash equivalents are mainly Renminbi, Hong Kong Dollar and United States Dollar deposits with financial institutions, bearing market interest rates without fixed term.

         As at September 30, 2000, the Company had short-term investments in marketable securities in the Hong Kong stock market with a total market value of RMB1.1 million (US$133,000). These investments expose the Company to market risks that may cause the future value of these investments to be lower than the original cost of such investments at the time of purchase.

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

         As of September 30, 2000, the Company has not experienced any disruptions or failures to its normal operations as a result of the transition into calendar year 2000.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

         NONE

ITEM 2.  CHANGES IN SECURITIES:

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         On October 12, 2000, pursuant to proper notice, the Company held its annual meeting of shareholders. Several matters were submitted to a vote of the shareholders of the Company, and proxies were properly solicited from the holders of shares of the Company's common stock and preferred stock on September 14, 2000, the record date for the meeting established by the Company's Board of Directors. A quorum of shares entitled to vote was present at the meeting or represented by proxies, and the following matters were approved by the holders of a majority of the outstanding shares of the Company:

         1. a proposal by the Board of Directors to ratify the issuance of 244,897 shares of the Company's unregistered common stock, par value $0.001 per share (496,808 votes for, 14,371 votes against, 10 votes abstentions);

         2. a proposal by the Board of Directors to amend the Amended and Restated 1995 Stock Option Plan to modify the pricing procedure for the exercise of nonqualified stock options and to eliminate the requirement of shareholder approval of any modification of the Plan that would materially increase the benefits accruing to participants in the Plan (729,140 votes for, 24,926 votes against, 20 votes abstentions);

         3. the election of Tam Cheuk Ho and Wong Wah On to serve as directors in Class I (745,133 votes for, 10,953 votes abstentions);

         4. the ratification of the appointment of Ernst & Young as the Company's independent accountants for the fiscal year ending December 31, 2000 (748,471 vote for, 7,615 votes against).

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

       10.20 Stock Purchase Agreement by and between HARC and Guilingyang Farm dated July 28, 2000 (Certified English translation of original Chinese version filed as Exhibit 10.26 to Current Report on Form 8-K dated July 28, 2000, and incorporated herein by reference.)

       11 Computation of Earnings/(Loss) Per Share (Contained in Financial Statements in Part I, Item I hereof.)

       27.1       Financial Data Schedule (Filed herewith. For SEC use only.)

       99.2 Notice of Annual Meeting, Proxy Statement and Proxy distributed to shareholders in advance of annual meeting held on October 12, 2000 (Filed with Schedule 14A dated October 2, 2000, and incorporated herein by reference.)

       (b) During the three months ended September 30, 2000, the Company filed one current report on Form 8-K, dated July 28, 2000. That report reported, in Item 2, HARC's purchase of 24,587,200 legal person shares, par value Rmb1 per share, of Sundiro Motorcycle Company Limited ("Sundiro"), a PRC company, from Guilinyang Farm for total consideration of Rmb67,614,800 (US$8,166,000) or Rmb2.75 (US$0.33) per share. No financial statements were filed therewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CHINA RESOURCES DEVELOPMENT, INC.





November 13, 2000                  By:/s/ Ching Lung Po
                                         ----------------------------------
                                      Ching Lung Po, Chairman

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

       10.20 Stock Purchase Agreement by and between HARC and Guilinyang Farm dated July 28, 2000 (Certified English translation of original Chinese version filed as Exhibit 10.26 to Current Report on Form 8-K dated July 28, 2000, and incorporated herein by reference.)

       11 Computation of Earnings/(Loss) Per Share (Contained in Financial Statements in Part I, Item I hereof.)

       27.1       Financial Data Schedule (Filed herewith. For SEC use only.)

       99.2 Notice of Annual Meeting, Proxy Statement and Proxy distributed to shareholders in advance of annual meeting held on October 12, 2000 (Filed with Schedule 14A dated October 2, 2000, and incorporated herein by reference.)