Form 10-K
period 2000-12-31
CHINA RESOURCES DEVELOPMENT INC
filed 2001-04-17
CIK 793628

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the fiscal year ended December 31, 2000

                        CHINA RESOURCES DEVELOPMENT, INC.
             (Exact name of Registrant as specified in its Charter)

           Nevada                        0-26046                87-02623643
           ------                      ----------               -----------
(State or other jurisdiction      (Commission File No.)        (IRS Employer
      of incorporation)                                     Identification No.)

                     Room 2105, West Tower, Shun Tak Centre,
                  200 Connaught Road C., Sheung Wan, Hong Kong
                          Telephone: 011-852-2810-7205
          (Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:  None
                                                                ----

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.001 par value
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.): $1,735,000 as of April 4, 2001.

         Note: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 837,797 shares of Common Stock, $.001 par value (as of March 30, 2000).

         DOCUMENTS INCORPORATED BY REFERENCE: Definitive Proxy Statement for 2000 Annual Meeting of Shareholders (Schedule 14A) is incorporated by reference in Part I, Item 4, hereof.

                                   CONVENTIONS
                                   -----------


         Unless otherwise specified, all references in this report to "U.S. Dollars," "Dollars," "US$," or "$" are to United States dollars; all references to "Hong Kong Dollars" or "HK$" are to Hong Kong dollars; and all references to "Renminbi" or "Rmb" or "yuan" are to Renminbi yuan, which is the lawful currency of the People's Republic of China ("China" or "PRC"). The Company and Billion Luck maintain their accounts in U.S. Dollars and Hong Kong Dollars, respectively. HARC and its subsidiaries maintain their accounts in Renminbi. The financial statements of the Company and its subsidiaries are prepared in Renminbi. Translations of amounts from Renminbi to U.S. Dollars and from Hong Kong Dollars to U.S. Dollars are for the convenience of the reader. Unless otherwise indicated, any translations from Renminbi to U.S. Dollars or from U.S. Dollars to Renminbi have been made at the single rate of exchange as quoted by the People's Bank of China (the "PBOC Rate") on December 31, 2000, which was U.S.$1.00 = Rmb8.28. Translations from Hong Kong Dollars to U.S. Dollars have been made at the single rate of exchange as quoted by the Hongkong and Shanghai Banking Corporation Limited on December 31, 2000, which was US$1.00 = HK$7.80. The Renminbi is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of Renminbi into U.S. Dollars or other currencies. All foreign exchange transactions take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. No representation is made that the Renminbi or U.S. Dollar amounts referred to herein could have been or could be converted into U.S. Dollars or Renminbi, as the case may be, at the PBOC Rate or at all.

         References to "Billion Luck" are to Billion Luck Company Ltd., a British Virgin Islands company, which is a wholly-owned subsidiary of the Company.

         References to "Central Government" refer to the national government of the PRC and its various ministries, agencies, and commissions.

         References to "Common Stock" are to the Common Stock, $.001 par value, of China Resources Development, Inc. All per share references to Common Stock have been adjusted to give effect to a one-for-ten reverse split on December 31, 1996, and a one-for-ten reverse split on June 11, 1999.

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

         References to "Medi-China" are to Zhongwei Medi-China.com Limited, a Hong Kong company and is a wholly-owned subsidiary of Silver Moon

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

         References to "Series B Preferred Stock" are to the Company's Series B Preferred Stock, $.001 par value, of which 320,000 shares are outstanding.

         References to "Silver Moon" are to Silver Moon Technologies Limited, a British Virgin Islands company, whose capital is 80% owned by the Company.

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

                                     PART I

[Item 1]                            BUSINESS

GENERAL

         The Company was incorporated as Magenta Corp. on January 15, 1986, in the State of Nevada. The Company was formed to acquire businesses that would provide a profit to the Company. The Company had no operating business until control of it was acquired in December, 1994, by the former shareholders of Billion Luck, who exchanged all of the issued and outstanding shares of capital stock of Billion Luck for 108,000 shares of the Company's Common Stock. As a result of the acquisition, the former shareholders of Billion Luck acquired 90% of the issued and outstanding shares of the then outstanding Common Stock of the Company and the Company became the owner of all the outstanding shares of capital stock of Billion Luck.

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

         HARC is a Chinese company incorporated on June 28, 1994, with a registered capital of Rmb100 million (US$12.08 million). Billion Luck made a cash contribution of Rmb56 million (US$6.76 million) to purchase a 56% interest in HARC. The remaining interests in HARC were acquired by Guilinyang Farm (5%) for a cash contribution of Rmb5 million (US$0.60 million) and by the Farming Bureau (39%) through the contribution of its interests in two of its subsidiaries, First Supply and Second Supply, which were valued at Rmb39 million (US$4.71 million). Pursuant to an agreement dated January 31, 1994, between Billion Luck, Guilinyang Farm, and the Farming Bureau, the parties thereto agreed to establish HARC to act as the holding company of First Supply and Second Supply. Pursuant to an Agreement for the Sale and Purchase of Share in HARC dated April 30, 1998 between Guilinyang Farm and the Company, the Company purchased 5,000,000 shares, representing 5% of the total issued and outstanding share capital of HARC, from Guilinyang Farm for consideration of Rmb7 million (US$0.85 million). Following the acquisition, the Company's effective interest in HARC became 61%. The remaining interest in HARC of 39% is held by the Farming Bureau.

         Before January 1, 2000, the Company's two primary businesses were the marketing and distribution of natural rubber and the procurement of production materials, supplies and other agricultural products. The Company, through HARC, First Supply and Second Supply, purchased natural rubber produced by the Hainan State Farms and sold the natural rubber to customers throughout the PRC, such as tire manufacturers, rubber processing plants, and import and export companies. As part of its risk management strategy, the Company, through HARC, First Supply and Second Supply, entered into commodity futures contracts to hedge against the exposure to price risk associated with existing inventories and certain firm commitments for the purchase of natural rubber. The Company also entered into natural rubber commodity futures contracts that were not specific hedges, in anticipation of a rise or fall in the price of natural rubber, based on their knowledge of the supply and demand situation with respect to natural rubber in the PRC. In addition, First Supply and Second Supply procured, for the Farming Bureau, the Hainan State Farms and other affiliated customers, many types of production materials, such as automobiles, farm equipment, fuel, and chemicals, as well as for other customers unaffiliated with the Farming Bureau.
Pursuant to a Shareholders' Agreement on Business Restructuring dated March
3, 2000 among the Company, Billion Luck and the Farming Bureau, the natural rubber distribution business and the procurement of materials and supplies business of HARC, First Supply and Second Supply ceased effective as of January 1, 2000. In the view of management, the performance of natural rubber distribution and the materials and supplies procurement business had been unsatisfactory for some time since 1998. Management estimated that the poor operating environment of these businesses persisted for the foreseeable future. Management determined that it was in the best interest of the Company to cease the operations of these two businesses. The cessation was expected to reduce selling and administrative and improve operating and management efficiency, allowing management to focus on exploring other investment opportunities.

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

         Zhuhai Zhongwei, was incorporated on May 18, 1999, with a registered capital of Rmb6 million (US$0.72 million). Zhuhai Zhongwei is a wholly-owned subsidiary of HARC and is mainly engaged in the operation of a supermarket in Zhuhai, PRC, which sells food and daily products.

         Hainan Weilin was incorporated on June 22, 1999, with a registered capital of Rmb8.56 million (US$1.03 million). Hainan Weilin is owned 58% by HARC and 42% by Haikou Mechanical Factory, a PRC entity which is owned and controlled by the Farming Bureau, and is mainly engaged in the sale of processed timber wooden blocks.

         Silver Moon is a British Virgin Islands company incorporated on March 24, 2000. The principal business of Silver Moon and its wholly-owned subsidiary, Medi-China (formerly known as Sky Creation Technology Limited), a Hong Kong company incorporated on October 15, 1999, is the provision of online Internet healthcare content, through its website, medi-china.com, which offers health-related content in both English and Chinese, with a focus on Chinese herbal medicine and therapies. On June 30, 2000, the Company acquired an 80% equity interest in Silver Moon for total consideration of US$1.5 million through the issuance of 244,897 shares of unregistered restricted common stock to Silver Moon's former sole equity owner, E-link Investment Limited. The number of shares issued was based upon a per share price of US$6.125, which was the closing bid price of the Company's common stock as quoted on the Nasdaq SmallCap Market on June 29, 2000. For the year ended December 31, 2000, neither Silver Moon nor Medi-China has revenue contribution to the Company.

         The following chart illustrates the equity ownership by percentage of each of the Company's principal operating subsidiaries as of December 31, 2000:

                                     --------------------------------
                                    |        CHINA RESOURCES         |
                           ---------|      DEVELOPMENT, INC.,        |
                          |         |     a Nevada corporation       |
                          |          --------------------------------
                          |                          |
                          |                     100% |
                          |          --------------------------------
                          |         |        BILLION LUCK            |
                          |         |         COMPANY LTD.,          |  ----------------------------------------
                          |         |   a British Virgin Islands     |                                          |
                          |         |            company             |                                          |
                          |          --------------------------------                                           |
                          |                          |                          --------------------------      |
                          |                          |                      39%|      FARMING BUREAU,     |     |
                          |                          |                    -----|   a division of the PRC  |     |
                          |                          |                   /     |  Ministry of Agriculture |     |
                          |                          |                  /       --------------------------      |
                          |                      56% |                 /                                        |
                          |           ------------------------------- /                                         |
                          |  5%      |   HAINAN ZHONGWEI AGRICULT-   |                                          |
                           --------- |    URAL RESOURCES CO. LTD.,   |                                          |
                                     |        a PRC company          |                                          |
                                   / -------------------------------- \                                         |
                                  /                  |                 \                                        |
                                 /                   |                  \                                       |
                                /                    | 58%               \                                      |
 -----------------------       /        --------------------------        \        -----------------------      |
|   ZHUHAI ZHONGWEI,    |100% /        |      HAINAN WEILIN,      |        \ 95%  |  ZHONGWEI TRADING,    | 5%  |
|    a PRC company      |----          |      a PRC company       |         ----- |    a PRC company      |-----
 -----------------------                --------------------------                 -----------------------




         Organizational and Management Structure of HARC

         During the first quarter of 2000, HARC undertook a restructuring plan, designed to cease the operations of its two primary businesses, the marketing and distribution of natural rubber and the procurement of production materials, supplies and other agricultural products, which were originally conducted by First Supply, Second Supply and Sales Centre. Under the restructuring plan, the operations of First Supply, Second Supply and Sales Centre were ceased and the assets, liabilities and staff related thereto were transferred to the Farming Bureau, effective as of January 1, 2000. The purchase price was the book value or the fair value of the net assets transferred, as determined by an independent valuer, as of December 31, 1999, whichever was lower. The restructuring plan reduces selling and administrative expenses as the two businesses are ceased and improve operating and management efficiency as non-profitable assets are sold, allowing management to focus on exploring other investment opportunities. After the restructuring plan, First Supply, Second Supply and Sales Centre have become dormant.

         As part of the restructuring, HARC has set up several new lines of businesses, including supermarket operations (through Zhuhai Zhongwei) and sale of processed timber wooden blocks (through Hainan Weilin). However, the scale of operation of the new businesses remained relatively small during 2000, and timber processing operations have been temporarily suspended.

         HARC has a two-tier structure with a board of directors and a supervisory committee. The board of directors is responsible for the day-to-day management of and all major decisions relating to HARC (except decisions that may be made by HARC's shareholders during a general meeting of the shareholders). The board of directors is also responsible for exploring business opportunities and making investment decisions. As of December 31, 2000, the board of directors was made up of 5 members, of which two were nominated by the Farming Bureau and three were nominated by Billion Luck. The Chairman of HARC was nominated by the Farming Bureau, and the Vice-Chairman was nominated by Billion Luck.

         The supervisory committee is responsible for supervising the board of directors and the senior management of HARC in order to prevent the abuse of rights and infringement of the interests of HARC and its shareholders and employees. Among other responsibilities, members of the supervisory board attend meetings of the board of directors and observe HARC's managers to ensure that their acts do not contravene any laws or regulations or HARC's articles of association or the resolutions of HARC's shareholders in meetings thereof. As of December 31, 2000, the supervisory board was made up of three members, one of which was nominated by Billion Luck, the Farming Bureau and the employees of HARC, respectively.


INDUSTRY SEGMENTS

         In conformity with Item 101(b) of Regulation S-K, the following table sets forth the audited historical financial information related to Industry Segments (amounts in thousands). For the years ended December 31, 1999 and 1998, the Company had two reportable segments, marketing and distribution of natural rubber and the procurement of production material, supplies and other agricultural products businesses, ceased as of January 1, 2000. The reportable segments for the year ended December 31, 2000 were supermarket operations and sale of processed timber. See Financial Statements and Notes included therein attached as Appendix A hereto.



                                      Year Ended December 31,
------------------------------------------------------------------------------------------------------

                                                1998          1999          2000         2000
                                                ----          ----          ----         ----
                                                (Rmb)         (Rmb)         (Rmb)        (US$)

Net sales to external customers:
  Natural rubber:
    Net sales to unaffiliated customers        453,952       442,841          --            --
    Net sales to affiliates                     16,121          --            --            --
                                              --------      --------      --------      --------
                                               470,073       442,841          --            --
                                              --------      --------      --------      --------

  Materials, supplies and other
    agricultural products:
      Net sales to unaffiliated customers       43,367         9,120           306            37
      Net sales to affiliates                   14,252        23,718          --            --
                                              --------      --------      --------      --------
                                                57,619        32,838           306            37
                                              --------      --------      --------      --------

  Supermarket operations:
    Net sales to unaffiliated customers           --             688         5,253           634
    Net sales to affiliates                       --            --            --            --
                                              --------      --------      --------      --------
                                                  --             688         5,253           634
                                              --------      --------      --------      --------

  Processed timber:
    Net sales to unaffiliated customers           --            --           1,395           169
    Net sales to affiliates                       --            --            --            --
                                              --------      --------      --------      --------
                                                  --            --           1,395           169
                                              --------      --------      --------      --------



Total consolidated net sales                   527,692       476,367         6,954           840
                                              ========      ========      ========      ========


                                      Year Ended December 31,
------------------------------------------------------------------------------------------------------

                                                1998          1999          2000         2000
                                                ----          ----          ----         ----
                                                (Rmb)         (Rmb)         (Rmb)        (US$)

Depreciation and amortization
expenses:
  Natural rubber                                 1,287           723          --            --
  Materials, supplies and other
    agricultural products                           45           333           280            34
  Supermarket operations                          --               7           119            14
  Processed timber                                --            --             317            38
                                              --------      --------      --------      --------

Total segment depreciation and
  amortization expenses                          1,332         1,063           716            86

Reconciling item:
  Depreciation and amortization expenses
    attributable to corporate assets                38            28         3,134           379
                                              --------      --------      --------      --------



Total consolidated depreciation and
  amortization expenses                          1,370         1,091         3,850           465
                                              ========      ========      ========      ========
Segment profit/(loss):
  Natural rubber                                 3,465         5,634          --            --
  Materials, supplies and other
    agricultural product                        (7,967)        3,040            10             1
  Supermarket operations                          --             117         1,045           126
  Processed timber                                --            --            (503)          (60)
                                              --------      --------      --------      --------

Total segment profit/(loss)                     (4,502)        8,791           552            67

Reconciling items:
  Corporate expenses                           (15,852)      (15,056)      (28,416)       (3,432)
  Loss on impairment of an investment          (49,969)         --            --            --
  Interest income                                6,862           944        11,749         1,419
  Interest expenses                               (289)           (1)         --            --
                                              --------      --------      --------      --------

Total consolidated loss before
income taxes                                   (63,750)       (5,322)      (16,115)       (1,946
                                              ========      ========      ========      ========

Segment assets:
  Natural rubber                               258,090       115,651          --            --
  Materials, supplies and other
    agricultural product                        16,298       105,631          --            --
  Supermarket operations                          --           6,290         6,416           775
  Processed timber                                --           4,281         7,303           882
                                              --------      --------      --------      --------

Total segment assets                           274,388       231,853        13,719         1,657

Reconciling item:
  Corporate assets                               8,046        53,912       135,746        16,394
  Investments                                  119,301       117,808       184,374        22,268
  Intersegment receivables                     (31,009)      (26,477)         --            --
                                              --------      --------      --------      --------

Total consolidated assets                      370,726       377,096       333,839        40,319
                                              ========      ========      ========      ========


                                      Year Ended December 31,
------------------------------------------------------------------------------------------------------

                                                1998          1999          2000         2000
                                                ----          ----          ----         ----
                                                (Rmb)         (Rmb)         (Rmb)        (US$)

Expenditure for additions to
long-lived assets:
    Natural rubber                                 332          --            --            --
    Materials, supplies and other
      agricultural products                         58            54          --            --
    Supermarket operations                        --           4,223           387            47
    Processed timber                              --           1,326         3,250           392
                                              --------      --------      --------      --------

Total segment expenditure for
additions to long-lived assets                     390         5,603         3,637           439


Reconciling item:
  Corporate assets                                 700           557         2,718           328
                                              --------      --------      --------      --------
Total consolidated expenditure for
  additions to long-lived assets                 1,090         6,160         6,355           767
                                              ========      ========      ========      ========




         SUPERMARKET OPERATIONS

         The Company, through Zhuhai Zhongwei, has been engaged in the supermarket operations since the fourth quarter of 1999. The supermarket which Zhunhai Zhongwei operates is located in Zhuhai City of Guangdong Province. The supermarket sells food and consumer products to customers in the PRC.

         Zhuhai Zhongwei maintains numerous suppliers for its sources of consumer products, and no single supplier accounted for more than 10% of total purchases of consumer products in either 1999 or 2000. The value of total purchases of consumer products was approximately Rmb1.1 million (US$133,000) and Rmb4.3 million (US$519,000) in 1999 and 2000, respectively. The top five suppliers accounted for approximately 28% and 24% of total purchases in 1999 and 2000, respectively. All purchases were made in Renminbi on either cash basis or open account basis payable within 7 to 30 days.

         Zhuhai Zhongwei targets the residents of Zhuhai City as its customers and no single customer accounted for more than 5% of total revenues from the sales of consumer products in either 1999 or 2000, due to the nature of retail business. All sales from supermarket operations are in Renminbi on cash basis.


         PROCESSED TIMBER

         The Company, through Hainan Weilin, has been engaged in the processing and sale of timber with an annual production capacity of 5,000 cubic meters. The processing factory has been operated from early 2000 through October 2000 at one third of its full capacity. Due to the high cost of production, as a result of limited sources of supply of raw materials, and the poor market condition, the Company has decided to temporarily suspend processed timber operations.


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


[Item 2]                           PROPERTIES

         The office space, supermarket, timber processing factory and other facilities of HARC and its principal subsidiaries are located in Hainan, Zhuhai and Shenzhen in the PRC. HARC, First Supply and Second Supply previously used warehouse and other facilities consisting of a total gross area of approximately 11,000 square meters for their distribution of natural rubber business and procurement of materials and supplies business, which were transferred to the Farming Bureau pursuant to the Restructuring Agreements effective as of January 1, 2000. The structure and building in respect of the supermarket which the Company operates is owned by Zhuhai Zhongwei with a total gross area of 720 square meters. The structure and building in respect of the timber processing business was rented by Hainan Weilin from Haikou Mechanical Factory for a period of 1 year ended on November 1, 2000 with a total gross area of 7,000 square meters. The total rental was Rmb400,000 (US$48,000).

         The Farming Bureau has also entered into a rental agreement with HARC with respect to the rental of a portion consisting of 532 square meters of a building located in Haikou City, PRC, in which HARC's offices are located. Such rental agreement is for a period of 10 years at an annual rental of Rmb170,240 (US$20,560) payable in equal semi-annual installments. The rental agreement further provides that HARC shall be responsible for certain costs and expenses in connection with its use of the property. On August 9, 1996, an additional rental agreement was entered into between HARC and the Hainan Farming Bureau Testing Center, an affiliate of the Farming Bureau, covering additional portions of the same building. The term of the lease is for a period of eight years (through September 30, 2004), and it covers an area of approximately 314 square meters at an annual rental rate of Rmb72,000 (US$8,696). On July 1, 2000, pursuant to mutual agreement, both parties agreed to terminate the additional rental agreement.

         HARC also maintains a branch office in Shenzhen with a total gross area of 708 square meters. The rental agreement is for a period of 8 years from December 1, 1999 to December 1, 2007 at an annual rental of Rmb509,540 (US$61,538).


[Item 3]                        LEGAL PROCEEDINGS

         There are no material legal proceedings pending or threatened against the Company or any of its subsidiaries as of December 31, 2000.

[Item 4]                  SUBMISSION OF MATTERS TO A VOTE
                                OF SECURITY HOLDERS

         On October 12, 2000, the Company held its annual meeting of shareholders, at which a quorum of shares held of record on September 14, 2000 were present in person or represented by proxy, and the following proposals by the Board of Directors were approved by the holders of a majority of the outstanding shares of the Company:

1. ratification of the issuance of 244,897 shares of the Company's unregistered restricted common stock, $0.001 par value (496,808 votes for, 14,371 votes withheld, 10 abstentions); and

2. approval of an amendment to the Amended and Restated 1995 Stock Option Plan to modify the pricing procedure for the exercise of nonqualified stock options and to eliminate the requirement for shareholder approval of any modification of the Plan that would materially increase the benefits accruing to participants in the Plan (729,140 votes for, 26,926 votes withheld, 20 abstentions); and

3. the election of Tam Cheuk Ho and Wong Wah On to serve as directors in Class I (745,133 votes for, 10,953 abstentions); and

4. the ratification of the appointment of Ernst & Young as the Company's independent accountants for the fiscal year ending December 31, 2000 (748,471 votes for, 7,615 votes against).

         The proxy materials sent to the shareholders of the Company, which included the notice to shareholders and the full text of each of the above proposals as proposed and adopted, are incorporated herein by reference.


                                    [PART II]

[Item 5]              MARKET FOR REGISTRANT'S COMMON EQUITY
                          AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is quoted on the electronic inter-dealer quotation system operated by The Nasdaq Stock Market, Inc. ("The Nasdaq Stock Market"), a subsidiary of the National Association of Securities Dealers, Inc. ("NASD"), in the category of Small Cap Issues. The Company's Common Stock has been traded since August 7, 1995, on The Nasdaq Stock Market under the symbol "CHRB." Prior to such date, the Company's Common Stock was traded in the over-the-counter market on the OTC Bulletin Board (the "Bulletin Board") operated by the NASD under the symbol "CEVL." Until August 7, 1995, there was only a limited trading market for the Company's Common Stock. The following table sets forth the high and low bid prices for the Company's Common Stock as reported by The Nasdaq Stock Market for each fiscal quarter of 1999 and 2000. The bid prices are inter-dealer prices, without retail markup, markdown or commission, and may not necessarily reflect actual transactions. All of the below quotations were obtained from Bloomberg Business News, and the quotations have been adjusted to give retroactive effect to the one-for-ten reverse stock split that was effective as of June 11, 1999:

                      Period                               High Bid             Low Bid
                      ------                               --------             -------
         2000 Fiscal Year, quarter ended:
                  March 31, 2000.....................       $10.1                $7.2
                  June 30, 2000......................        17.8                 3.9
                  September 30, 2000.................         6.4                 4.8
                  December 31, 2000..................         4.8                 2.6
         1999 Fiscal Year, quarter ended:
                  March 31, 1999.....................        $8.1                $3.4
                  June 30, 1999......................         6.3                 3.5
                  September 30, 1999.................         7.1                 4.1
                  December 31, 1999..................        24.5                 3.9

         On March 30, 2001, there were 2,449 holders of record of the Company's Common Stock.

         The Company has not paid any dividends with respect to its Common Stock and has no present plan to pay any dividends in the foreseeable future. The Company intends to retain its earnings to support the growth and expansion of its business.

         Any dividends paid in the future by the Company will be paid at the discretion of the Company's Board of Directors and will be dependent upon distributions, if any, made by HARC to the Company's wholly-owned subsidiary,
 Billion Luck. Applicable PRC law and HARC's Articles of Association (the "Articles") require that, before HARC, as a limited joint stock company, distributes profits to investors, it must (1) satisfy all taxes; (2) provide for all losses incurred in previous years; and (3) allocate a specified percentage of remaining profits to each of the following: a surplus reserve (in the amount of 10% of such remaining profits), a collective welfare fund (in the amount of 10% of such remaining profits), and an incentive fund (in an amount between 5% and 10% of such remaining profits). The Articles provide that the foregoing may be adjusted by the HARC'S board of directors based upon HARC's business performance and development needs, subject to the approval of HARC's shareholders. Distributions of profits by HARC to Billion Luck are required to be pro rata in proportion to such party's investment in such company. In addition to the foregoing, any future determination to pay a dividend to holders of shares of Common Stock will depend on the Company's results of operations, its financial condition and other factors deemed relevant by the Board of Directors. Since the acquisition of Billion Luck by the Company in December 1994, the Company has not received any distributions from any of its subsidiaries and has not made any distributions to its shareholders.


[Item 6]                     SELECTED FINANCIAL DATA

         The following table sets forth selected financial data of the Company and its subsidiaries. The selected historical consolidated financial data in the table for the Company's five fiscal years ended December 31, 1996, 1997, 1998, 1999 and 2000, are derived from the consolidated financial statements elsewhere herein. The data should be read in conjunction with, and qualified in their entirety by reference to, "Management's Discussion and Analysis of Results of Operations and Financial Condition", the Consolidated Financial Statements of the Company and related Notes thereto, and other financial information.

                                 --------------------------------------------------------------------------------------------
                                                          In Thousands, Except Per Share Amounts

                                                                  Year Ended December 31,

                                    1996            1997            1998           1999            2000            2000
                                    (Rmb)           (Rmb)           (Rmb)          (Rmb)           (Rmb)           (US$)
                                 ------------   -------------    ------------   ------------    --------------  -------------
Income Statement Data
Net sales                         1,827,499       1,149,171         527,692         476,367           6,954             840
Cost of sales                    (1,677,056)     (1,092,972)       (510,631)       (467,936)         (6,402)           (773)
                                 ----------      ----------      ----------      ----------      ----------      ----------
Gross Profit                        150,443          56,199          17,061           8,431             552              67
Depreciation                         (1,813)         (1,429)         (1,343)         (1,091)         (1,009)           (122)
Amortization                           --              --              --              --            (2,841)           (343)
Provision for doubtful
accounts                               --              --            (4,740)           --              --              --
Loss on impairment of an
investment                             --              --           (49,969)           --              --              --
Selling, general and
administrative expenses             (50,488)        (32,934)        (35,419)        (23,864)        (19,424)         (2,347)

Financial income/(expense),         (19,870)            145           6,590             864           7,871             951
net
Other income/(expenses), net          6,054          30,580           4,070          10,338          (1,264)           (153)
                                 ----------      ----------      ----------      ----------      ----------      ----------
Income/(loss) before income
taxes                                84,326          52,561         (63,750)         (5,322)        (16,115)         (1,947)
Income taxes                        (13,991)         (9,798)           --              --            (2,887)           (348)
                                 ----------      ----------      ----------      ----------      ----------      ----------
Income/(loss) before
minority interests                   70,335          42,763         (63,750)         (5,322)        (19,002)         (2,295)
Minority interests                  (34,513)        (24,563)         11,079          (1,674)         (4,198)           (507)
                                 ----------      ----------      ----------      ----------      ----------      ----------
Net income/(loss)                    35,822          18,200         (52,671)         (6,996)        (23,200)         (2,802)
                                 ==========      ==========      ==========      ==========      ==========      ==========


                                 --------------------------------------------------------------------------------------------
                                                          In Thousands, Except Per Share Amounts

                                                                  Year Ended December 31,

                                    1996            1997            1998           1999            2000            2000
                                    (Rmb)           (Rmb)           (Rmb)          (Rmb)           (Rmb)           (US$)
                                 ------------   -------------    ------------   ------------    --------------  -------------

Earnings/(loss) per share*
  Basic                               101.4           30.55          (87.91)         (11.80)         (32.43)          (3.92)
                                 ==========      ==========      ==========      ==========      ==========      ==========
  Diluted                             100.2           30.46          (87.91)         (11.80)         (32.43)          (3.92)
                                 ==========      ==========      ==========      ==========      ==========      ==========
Other financial data
Income/(loss)  before
  income taxes, minority
  interests,  depreciation
and amortization                     86,166          53,990         (62,407)         (4,231)        (12,265)         (1,481)
                                 ==========      ==========      ==========      ==========      ==========      ==========

Balance sheet data
Current assets                      685,216         281,692         243,188         248,052         128,301          15,495
Working capital                     301,474         217,927         167,851         162,789          79,634           9,618
Total assets                        705,113         437,880         370,726         377,096         333,839          40,319
Current liabilities                 383,742          63,765          75,337          85,263          48,667           5,878
Minority interests                  108,580         133,143         107,945         111,399         115,480          13,947
Total liabilities and
minority interests                  492,322         196,908         183,282         196,662         164,147          19,825
Shareholders' equity                212,791         240,972         187,444         180,434         169,692          20,494

  * The computation of diluted earnings/(loss) per share did not assume the conversion of the stock option in 2000, 1999, 1998 and 1997 because their inclusion would have been antidulutive.


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

OVERVIEW

The Company

         The Company is a Nevada holding company which controls a 61% interest in HARC (56% interest of HARC is owned by Billion Luck and a 5% interest of HARC is owned by the Company), a limited liability joint stock company organized in the PRC. The Company, through HARC, First Supply and Second Supply, previously engaged in marketing and distribution of natural rubber and rubber products produced by the Hainan State Farms and non-state farms in the PRC, procurement of production materials and supplies, including chemicals, farm equipment and machinery, automobiles and other commodities for use primarily by the Hainan State Farms and other unaffiliated customers, and trading in natural rubber commodity futures contracts. Pursuant to a Shareholders' Agreement on Business Restructuring dated March 3, 2000, among the Company, Billion Luck and the Farming Bureau, the natural rubber distribution business and the procurement of materials and supplies business ceased effective as of January 1, 2000. Pursuant to an Assets and Staff Transfer Agreement dated March 3, 2000, among the Farming Bureau, HARC, First Supply, Second Supply and Sales Centre, the assets, liabilities and staff related to the ceased businesses were transferred to the Farming Bureau effective as of January 1, 2000. The restructuring resulted in the discontinuation of substantially all of the existing operations of the Company as of December 31, 1999. In the fourth quarter of 1999 and the first quarter of 2000, the Company undertook several new lines of businesses as part of the restructuring, including its new supermarket operations and the processed timber operation. Processed timber operations were suspended in October 2000. Because of the restructuring undertaken by the Company, operating results of prior years are not indicative of the operating results that may be expected in future years.

         The Statements under "Results of Operations" and "Liquidity and Capital Resources" relate to the operations and financial condition of the Company and its subsidiaries.


Results of Operations

         The following table shows the selected consolidated income statement data of the Company and its subsidiaries for each of the three fiscal years ended December 31, 1998, 1999 and 2000. The data should be read in conjunction with, and qualified in their entirety by reference to, the Consolidated Financial Statements of the Company and related Notes thereto and other financial information included elsewhere therein:


---------------------------------------------------------------------------------------------------------

                                                             Year Ended December 31,

(In thousands)                                  1998           1999           2000          2000
                                                (Rmb)          (Rmb)         (Rmb)          (US$)

Net sales:
  Natural rubber                               470,073        442,841           --             --
  Materials and supplies and
   other agricultural products                  57,619         32,838            306             37
  Supermarket operations                          --              688          5,253            634
  Processed timber                                --             --            1,395            169
                                              --------       --------       --------       --------

                                               527,692        476,367          6,954            840

Gross profit                                    17,061          8,431            552             67
Gross profit margin                                3.2%           1.8%           7.9%           7.9%

Loss before income taxes                       (63,750)        (5,322)       (16,115)        (1,947)
Income taxes                                      --             --           (2,887)          (348)
                                              --------       --------       --------       --------

Loss before minority interests                 (63,750)        (5,322)       (19,002)        (2,295)
Minority interests                              11,079         (1,674)        (4,198)          (507)
                                              --------       --------       --------       --------

Net loss                                       (52,671)        (6,996)       (23,200)        (2,802)
                                              ========       ========       ========       ========

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Sales - Materials, Supplies and Other Agricultural Products

         The materials, supplies and other agricultural products had been discontinued effective as of January 1, 2000. The sales in 2000 represented the sales of old inventories as of December 31, 1999.

Sales - Supermarket Operations

         The significant increase in sales was mainly due to the supermarket operations commenced during the fourth quarter of 1999. There was a full year operations in 2000

Sales - Processed Timber

         Processed timber operations were set up in early 2000 and, therefore, there was no sales in 1999.

Gross Profit and Gross Profit Margin

         Supermarket operations had gross profit and gross profit margin of Rmb1.0 million (US$121,000) and 19.9%, respectively, for the year ended December 31, 2000. The sale of processed timber had a gross loss of Rmb503,000 (US$61,000) or 36.1% on sales for the year ended December 31, 2000, as the processing factory was only operated at one-third of its full capacity during 2000.

Selling, General and Administrative Expenses

         Selling and administrative expenses decreased by Rmb4.4 million (US$536,000) or 18.6% to Rmb19.4 million (US$2.3 million) in 2000 from Rmb23.9 million (US$2.9 million) in 1999. The decrease was mainly due to the reduction of sales activities in 2000.

Financial Income, Net

         Net financial income increased from Rmb864,000 (US$104,000) in 1999 to Rmb7.9 million (US$951,000) in 2000. The significant increase was mainly attributable to interest income earned of Rmb11 million (US$1.3 million) in 2000 from a short term loan granted to an unaffiliated third party. The interest income was partly offset by a realized currency exchange loss amounted to Rmb3.8 million (US$459,000), arising from the conversion of Renminbi to Hong Kong dollars.

Other Income/(Expenses), Net

         Other income decreased by Rmb11.6 million (US$1.4 million) to net expenses of Rmb1.3 million (US$153,000) in 2000 from net income of Rmb10.3 million (US$1.2 million) in 1999. Other income in 1999 represented the recovery of a margin deposit paid to a future broker of Rmb3 million (US$362,000) which was provided for in 1998, dividend income from the Company's long-term investment that amounted to Rmb6.7 million (US$809,000) and a net gain on trading of marketable securities. Net expenses in 2000 mainly represented the net gain on trading of marketable securities of Rmb1.5 million (US$183,000), net loss on write-off of inventories of Rmb1.1 million (US$133,000) and loss on disposal of property and equipment of Rmb1 million (US$121,000).

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Sales - Natural Rubber

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

Sales - Materials, Supplies and Other Agricultural Products

         Net sales decreased by Rmb24.8 million (US$3.0 million) or 43.0% to Rmb32.8 million (US$4.0 million) in 1999 from Rmb57.6 million (US$7.0 million) in 1998. The decrease was mainly due to sales of barley that amounted to Rmb29 million (US$3.5 million) in 1998, which was a one-off transaction. As this product was unprofitable, management decided to suspend the trading of this product.

Sales - Supermarket Operations

         Supermarket operations were commenced during the fourth quarter of 1999 and, therefore, there was no revenue contribution for 1998.

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

Loss on Impairment of an Investment

         For the year ended December 31, 1998, the Company wrote down, in the aggregate, Rmb50 million (US$6.0 million) against a long-term investment and an investment purchase deposit in a PRC listed company, due to an adverse change in the business environment in the PRC.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's and its subsidiaries' primary liquidity needs are to fund inventories, trade receivable and operating expenses, and to expand business operations. The Company has financed its working capital requirements through the internally generated cash.

         Net cash provided by/(used in) operating activities was Rmb35 million, (Rmb42 million) and Rmb175,000 (US$21,000) in fiscal 1998, 1999 and 2000, respectively. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in operating assets and liabilities.

         Pursuant to an Assets and Staff Transfer Agreement dated March 3, 2000, the Farming Bureau purchased assets and assumed liabilities and staff related to the ceased businesses effective as of January 1, 2000. The purchase price was the book value or fair value of the net assets transferred (which was not differ materially from the book value), determined as of January 1, 2000, which amounted to Rmb70,527,000 (US$8,518,000).

         The Company believes that the internally generated funds will be sufficient to satisfy its anticipated working capital needs for at least the next 12 months.


Inflation

         The Company's operations and financial results could be adversely affected by economic conditions and changes in the policies of the PRC government, such as changes in laws and regulations (or the interpretation thereof), including measures which may be introduced to regulate or stimulate the rate of economic growth. The rate of deflation of the PRC economy, based on published consumer price information, was 2.6 percent for 1998 and 3.0 percent for 1999. The PRC government has taken certain measures to stimulate domestic demand and consumption. There can be no assurance that these measures will be successful.


Market Risk and Risk Management Policies

         All of the Company's sales and purchases are made domestically and are denominated in Renminbi. Accordingly, the Company and its subsidiaries do not have material market risk with respect to currency fluctuation. As the reporting currency of the Company's consolidated financial statements is also Renminbi, there is no significant translation difference arising on consolidation. However, the Company may suffer exchange loss when it converts Renminbi to other currencies, such as Hong Kong dollars or United States dollars

         The Company's interest income is most sensitive to changes in the general level of Renminbi interest rates. In this regard, changes in Renminbi interest rates affect the interest earned on the Company's cash equivalents. As of December 31, 2000, the Company's cash equivalents are mainly Renminbi, Hong Kong Dollar and United States Dollar deposits with financial institutions, bearing market interest rates without fixed term.

         As of December 31, 2000, the Company had short-term investments in marketable securities in the Hong Kong stock market with a total market value of Rmb62 million (US$7.5 million). These investments expose the Company to market risks that may cause the future value of these investments to be lower than the original cost of such investments at the time of purchase.

         The Company wrote a call option to purchase certain marketable securities in Hong Kong on December 11, 2000 with an expiry date on February 11, 2001, which exposed the Company to market risk of an unfavourable change in the price of the security underlying the written option. The call option was subsequently left unexercised upon the expiry date.

         The Company has a margin loan payable balance of Rmb19 million (US$2.2 million) as at December 31, 2000 which was used to purchase marketable securities listed on the Hong Kong Stock Exchange. This margin loan bears interest at 12% as of December 31, 2000. The margin loan is due and repaid as the securities are sold.

Quarterly Results of Operations

         The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999.

---------------------------------------------------------------------------------------------------------

(In thousands, except share and per share          March 31        June 30     September 30   December 31
data)                                                (Rmb)          (Rmb)         (Rmb)          (Rmb)
---------------------------------------------------------------------------------------------------------
2000:
  Net sales                                            1,397          2,316         1,445          1,796
  Cost of sales                                        1,296          2,548         1,135          1,423
  Net income/(loss)                                    2,137        (2,184)       (8,813)       (14,340)
  Earnings/(loss) per common share:
    Basic                                                3.6          (3.7)        (13.2)         (19.1)
    Diluted                                              3.6          (3.7)        (13.2)         (19.1)

1999:
  Net sales                                           21,355         83,960       190,190        180,862
  Cost of sales                                       21,140         81,928       186,900        177,968
  Net income/(loss)                                  (4,349)            228         (826)        (2,049)
  Earnings/(loss) per common share:
    Basic                                              (7.3)            0.4         (1.4)          (3.5)
    Diluted                                            (7.3)            0.4         (1.4)          (3.5)

         The computation of diluted earnings/(loss) per share did not assume the conversion of the stock options in 2000 and 1999 because their inclusion would have been antidilutive.


[Item 8]             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's Consolidated Financial Statements for the three fiscal years ended December 31, 2000, 1999 and 1998 are included herewith as Appendix A and incorporated herein by reference.


[Item 9]          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                   [PART III]


[Item 10]       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the current directors and executive officers of the Company as of March 30, 2001, and the ages of and positions with the Company held by each of such persons:

Name                                  Age              Position
----                                  ---              --------

Ching Lung Po                          54              Chairman of the Board of Directors, President and Chief Executive
                                                       Officer

Lin Yu Quan                            53              Vice Chairman of the Board of Directors

Tam Cheuk Ho                           38              Director and Chief Financial Officer

Wong Wah On                            37              Director, Secretary and Financial Controller

Wan Ying Lin                           52              Director

Ng Kin Sing                            39              Director

Lo Kin Cheung                          36              Director

Li Fei Lie                             34              Vice President

         Mr. Ching Lung Po has been a director of the Company since February 4, 1998. He was appointed Chairman of the Board of Directors on January 25, 1999, Chief Executive Officer and President of the Company on February 1, 1999 and June 1, 1999, respectively. Mr. Ching has also been the Chairman of the Board of Directors and President of OVM International Holding Corp. (OTC Bulletin Board:
OVMI), which is included on the OTC Bulletin Board operated by the Nasdaq, since September 1996, and the Chariman of Asia Fiber Holdings Limited (OTC Bulletin
Board: AFBR), which is included on the OTC Bulletin Board operated by the Nasdaq, since January 2000. Mr. Ching has been involved for more than 20 years in the management of production and technology for industrial enterprises in PRC. He worked in Heilongjiang Suihua Electronic Factory as an engineer from 1969 to 1976 and was the Head of the Heilongjiang Suihua Industrial Science & Technology Research Institute from 1975 to 1976. Mr. Ching joined the Heilongjiang Qingan Factory in 1976 and has been the General Manager since 1976. In 1988, Mr. Ching started his own business and established the Shenzhen Hongda Science & Technology Company Limited in Shenzhen, which manufactures electronic products. Mr. Ching graduated from the Harbin Military and Engineering Institute and holds the title of Senior Engineer.

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

         Mr. Wong Wah On has been a director of the Company since December 30, 1997. Mr. Wong is also the Financial Controller and Secretary of the Company. He is responsible for assisting the Chief Financial Officer with the Company's treasury, accounting and secretarial functions. From October 1992 through December 1994, Mr. Wong was the Deputy Finance Director of Hong Wah (Holdings) Limited. From July 1988 through October 1992, he was the audit supervisor at Ernst & Young, Hong Kong. He received a professional diploma in Company Secretaryship and Administration from the Hong Kong Polytechnic University. He is a fellow of both the Chartered Association of Certified Accountants and the Hong Kong Society of Accountants, and an associate of the Institute of Chartered Secretaries and Administrators. He is also a certified public accountant in Hong Kong.

         Mr. Wan Ying Lin has been a director of the Company since February 4, 1998, and also serves as a member of the Audit Committee. Mr. Wan was graduated from the Guangxi Liuzhou Institute of Medical Specialty specializing in administration and management. From January 1986 through December 1987, he was the manager of Lam Ko Mould Company in charge of the China marketing and development division in Hong Kong. Then in January 1988 through February 1993, he worked as the marketing manager of Wai Tong Trading Company in Hong Kong. In 1993, he joined the Hong Kong Prestressing Concrete Engineering Company Limited, where he serves as manager.

         Mr. Ng Kin Sing has been a director of the Company since February 1, 1999, and also serves as a member of the Audit Committee. From April 1998 to the present, Mr. Ng has been the managing director of Action Plan Limited, a securities investment company. From November 1995 until March 1998, Mr. Ng was sales and dealing director for NatWest Markets (Asia) Limited; and from May 1985 until October 1996, he was the dealing director of BZW Asia Limited, an international securities brokerage house. Mr. Ng holds a Bachelor's degree in Business Administration from the Chinese University of Hong Kong.

         Mr. Lo Kin Cheung has been a director of the Company since May 30, 2000, and also serves as a member of the Audit Committee. From March 1998 to the present, Mr. Lo has been the executive director of Wiltec Holdings Limited, a Hong Kong listed company, where he is responsible for the corporate development and day-to-day operations. From July 1986 until March 1998, Mr. Lo was the audit manager at Ernst & Young, Hong Kong. He is a fellow of both the Hong Kong Society of Accountants and the Chartered Association of Certified Accountants. He holds a Bachelor's degree of Science from the University of Hong Kong.

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

         At the annual meeting of shareholders on October 12, 2000, Messrs. Tam Cheuk Ho and Wong Wah On were elected to serve as Class I Directors until the annual meeting to be held in 2003 and until their successors have been duly elected and qualified. Messrs. Wan Ying Lin, Ng Kin Sing and Lo Kin Cheung serve in Class III until the annual meeting to be held in 2002 and until their successors have been duly elected and qualified; and Messrs. Ching Lung Po and Lin Yu Quan serve in Class II until the annual meeting to be held in 2001 and until their successors have been duly elected and qualified.

         The officers of the Company are elected annually at the first Board of Directors meeting following the annual meeting of shareholders, and hold office until their respective successors are duly elected and qualified, unless sooner displaced.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3, 4 and 5 furnished to the Company for the fiscal year ended December 31, 2000, Mr. Lo Kin Cheung failed to timely file Form 3 to report his appointment as a director.


[Item 11]                    EXECUTIVE COMPENSATION
                           SUMMARY COMPENSATION TABLE

                                                                                -----------------
                                                                                    Long Term
                                                   Annual Compensation            Compensation
                                          ------------------------------------- -----------------
                                                                     Other         Securities
                                                                    Annual         Underlying         All Other
                                           Salary     Bonus      Compensation        Options        Compensation
Name and Principal Position       Year      (US$)     (US$)          (US$)             (1)              (US$)
-------------------------------- -------- --------- ---------- ---------------- ----------------- -----------------

Ching Lung Po, President and      2000    276,923      -0-           -0-              -0-               -0-
Chief Executive Officer           1999    253,846      -0-           -0-              -0-               -0-
                                  1998      -0-        -0-           -0-              -0-               -0-


Li Fei Lie, Vice President,       2000     69,231      -0-           -0-             1,000              -0-
President of HARC                 1999     69,231      -0-           -0-             1,000              -0-
                                  1998     46,795      -0-         22,436            1,000              -0-


Tam Cheuk Ho, Director and        2000    230,769      -0-           -0-               60               -0-
Chief Financial Officer           1999    212,538      -0-           -0-               60               -0-
                                  1998      -0-        -0-           -0-               60               -0-


Wong Wah On, Director,            2000    153,846      -0-           -0-               60               -0-
Secretary and Financial           1999    141,026      -0-           -0-               60               -0-
Controller                        1998      -0-        -0-           -0-               60               -0-
================================ ======== ========= ========== ================ ================= =================

(1) As of December 31, 2000, none of the stock options held by Mr. Li, Mr. Tam and Mr. Wong were exercisable. None of such options was "in-the-money" at such date, as the fair market value (as defined in the Company stock option plan and adjusted as a result of the one-for-ten reverse stock split) of the common stock on December 31, 2000, was US$2.94 per share.

         Li Fie Lie, Vice President of the Company and President and a director of HARC, was paid annual compensation of HK$540,000 (US$69,231) for each of the three years ended December 31, 1998, 1999 and 2000. As of August 1, 1995, Billion Luck entered into an Employment Agreement with Li Fei Lie. In accordance with the terms of the Employment Agreement, Mr. Li was employed by Billion Luck to perform such duties with respect to Billion Luck as Billion Luck's Board of Directors shall from time to time determine. Mr. Li received a base salary of HK$240,000 (US$30,769) plus allowances of HK$300,000 (US$38,462) annually. The Employment Agreement had a term of three (3) years and was terminated on July 31, 1998. As of August 1, 1998, the Company entered into an Employment Agreement with Mr. Li. In accordance with the terms of the Employment Agreement, Mr. Li has been employed by the Company to perform such duties as the Board of Directors shall from time to time determine. Mr. Li shall receive a base salary of HK$540,000 (US$69,231) annually, which base salary shall be adjusted on each anniversary of the Employment Agreement to reflect a change in the applicable consumer price index or such greater amount as the Company's Board of Directors may determine. The Employment Agreement has a term of two years and shall be automatically renewed unless earlier terminated as provided therein.

         On February 1, 1999, the Company entered into an Employment Agreement with Tam Cheuk Ho. In accordance with the terms of the Employment Agreement, Mr. Tam has been employed by the Company as the Chief Financial Officer and to perform such duties as the Board of Directors shall from time to time determine. Mr. Tam shall receive a base salary of HK$1,800,000 (US$230,769) annually, which base salary shall be adjusted on each anniversary of the Employment Agreement to reflect a change in the applicable consumer price index or such greater amount as the Company's Board of Directors may determine. The Employment Agreement has a term of two years and shall be automatically renewed unless earlier terminated as provided therein.

         On February 1, 1999, the Company entered into an Employment Agreement with Wong Wah On. In accordance with the terms of the Employment Agreement, Mr. Wong has been employed by the Company as the Financial Controller and Corporate Secretary and to perform such duties as the Board of Directors shall from time to time determine. Mr. Wong shall receive a base salary of HK$1,200,000 (US$153,846) annually, which base salary shall be adjusted on each anniversary of the Employment Agreement to reflect a change in the applicable consumer price index or such greater amount as the Company's Board of Directors may determine. The Employment Agreement has a term of two years and shall be automatically renewed unless earlier terminated as provided therein.

         On February 1, 1999, the Company entered into a Service Agreement with Ching Lung Po. In accordance with the terms of the Service Agreement, Mr. Ching has been employed by the Company as an Chief Executive Officer and to perform such duties as the Board of Directors shall from time to time determine. Mr. Ching shall receive a base salary of HK$2,160,000 (US$276,923) annually, which base salary shall be adjusted on each anniversary of the Employment Agreement to reflect a change in the applicable consumer price index or such greater amount as the Company's Board of Directors may determine. The Employment Agreement has a term of two years and shall be automatically renewed unless earlier terminated as provided therein.

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

         During the fiscal year ended December 31, 2000, no holder of stock options exercised such options, and all stock options granted remained outstanding. Also during such fiscal year, no long-term incentive plans or pension plans were in effect with respect to any of the Company's officers, directors or employees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company's Board of Directors did not have a compensation committee or a committee performing similar functions during the year ended December 31, 2000, and no other relationship existed during such year for which disclosure is required pursuant to Item 401(j) of Regulation S-K.


[Item 12]          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

BENEFICIAL OWNERS OF MORE THAN 5%
OF THE COMPANY'S COMMON STOCK

         The following table sets forth, to the knowledge of management, each person or entity who is the beneficial owner of more than 5% of the shares of the Company's Common Stock or Series B Preferred Stock outstanding as of March 30, 2001 the number of shares owned by each such person and the percentage of the outstanding shares and vote represented thereby.

                                                     Amount and
         Name and Address                             Nature of                              Percent of               Percent of
        of Beneficial Owner                     Beneficial Ownership (1)                        Class                    Vote
        -------------------                     ------------------------                        -----                    -----

Winsland Capital Limited                    33,480 Common Stock                                  4.00%                   30.53%
TrustNet Chambers                          320,000 Series B Preferred                          100.00%
P.O. Box 3444, Road Town
Tortola, British Virgin Islands

Worlder International Company               48,600 Common Stock                                  5.80%                    4.20%
Limited (2)
21/F., Great Eagle Centre
No. 23 Harbour Road
Hong Kong

Anka Capital Limited                       244,897 Common Stock                                 29.23%                   21.15%
Room 2105, West Tower
Shun Tak Centre, 200 Connaught Rd. C.
Hong Kong

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

SHARE OWNERSHIP OF OFFICERS AND DIRECTORS

         The following table sets forth certain information with respect to the beneficial ownership and voting power of Common Stock or Series B Preferred Stock as of March 30, 2001, by (i) each director of the Company, (ii) each executive officer of the Company named in the summary compensation table, and
(iii) all directors and executive officers of the Company as a group. All information with respect to beneficial ownership has been furnished by the respective director or executive officer (in the case of shares beneficially owned by each of them). Unless otherwise indicated in a footnote, each stockholder possesses sole voting and investment power with respect to the shares indicated as beneficially owned.

                                                 Amount and
              Name of                             Nature of                            Percent of               Percent of
         Beneficial Owner                   Beneficial Ownership (1)                     Class                     Vote
         ----------------                   ------------------------                     -----                     ----

         Ching Lung Po                       33,480 Common Stock (5)                       4.00%                   30.53%
                                            320,000 Series B Preferred                   100.00%

         Lin Yu Quan                                    -0-                               N/A                       N/A

         Tam Cheuk Ho                       244,957 Common Stock (2)                      29.24%                   21.16%

         Li Fei Lie                           1,000 Common Stock (3)                       *                         *

         Wong Wah On                        250,277 Common Stock (4)                      29.84%                   21.60%

         Wan Ying Lin                                   -0-                               N/A                       N/A

         Ng Kin Sing                                    -0-                               N/A                       N/A

         Lo Kin Cheung                                  -0-                               N/A                       N/A

         All executive officers             284,817 Common Stock                          33.91%                   52.10%
         and directors as a group           320,000 Series B Preferred                   100.00%

*  Less than 1.0%.

(1) The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of these shares.

(2) Anka Capital Limited ("Anka") owns 244,897 shares of Common Stock. Anka is 50% owned by Tam Cheuk Ho and 50% owned by Wong Wah On. Tam Cheuk Ho disclaims beneficial ownership of the securities held by Anka, except to the extent of his pecuniary interest in the shares. In addition, Tam Cheuk Ho was granted options to purchase 60 shares of Common Stock under the Company's Stock Option Plan as described under "Stock Options," below.

(3) Li Fei Lie was granted options to purchase 1,000 shares of Common Stock under the Company's Stock Option Plan as described under "Stock Options," below.

(4) Of the shares of Common Stock indicated, Brender Services Limited, which is beneficially owned by Wong Wah On, owns 4,320 shares of Common Stock. The remaining 244,897 shares represent shares of Common Stock owned by Anka which is 50% owned by Wong Wah On. Wong Wah On disclaims beneficial ownership of the seurities held by Anka, except to the extent of his pecuniary interest in the shares. In addition, Brender Services Limited was granted options to purchase 1,000 shares of Common Stock under the Company's Stock Option Plan, and Wong Wah On was granted options to purchase 60 shares of Common Stock under the Plan, as described under "Stock Options," below.

(5) Winsland Capital Limited owns 33,480 shares of Common Stock and 320,000 shares of Series B Preferred Stock. Winsland Capital Limited is beneficially owned by Ching Lung Po.

STOCK OPTIONS

         The Company adopted a Stock Option Plan (the "Plan") as of March 31, 1995. The Plan allows the Board of Directors, or a committee thereof at the Board's discretion, to grant stock options to officers, directors, key employees, consultants and affiliates of the Company. Initially, 24,000 shares of common stock could be issued and sold pursuant to options granted under the Plan. "Incentive Stock Options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), may be granted to employees, including officers, whether or not they are members of the Board of Directors, and nonqualified stock options may be granted to any such employee or officer and to directors, consultants, and affiliates who perform substantial services for or on behalf of the Company or its subsidiaries.

         The Board of Directors, or a committee appointed by the Board (the "Committee"), is vested with authority to (i) select persons to participate in the Plan; (ii) determine the form and substance of grants made under the Plan to each participant, and the conditions and restrictions, if any, subject to which grants will be made; (iii) interpret the Plan; and (iv) adopt, amend, or rescind such rules and regulations for carrying out the Plan as it may deem appropriate. The Board of Directors has the power to modify or terminate the Plan and from time to time may suspend, and if suspended may reinstate, any or all of the provisions of the Plan except that (i) no modification, suspension, or termination of the Plan may, without the consent of the grantee affected, alter or impair any grant previously made under the Plan; and (ii) no modification shall become effective without prior consent of the shareholders of the Company that would (a) increase the maximum number of shares reserved for issuance under the Plan, except for certain adjustments allowed by the Plan; (b) change the classes of employees eligible to participate in the Plan; or (c) materially increase the benefits accruing to participants in the Plan. On October 12, 2000, by virtue of an amendment adopted by the shareholders of the Company, the requirement of shareholder approval of any modification of the Plan that would materially increase the benefits accruing to participants in the Plan was eliminated.

         The Plan provides that the price per share deliverable upon the exercise of each Incentive Stock Option shall not be less than 100% of the fair market value of the shares on the date the option is granted, as the Committee determines. In the case of the grant of any Incentive Stock Option to an employee who, at the time of the grant, owns more than 10% of the total combined voting power of all classes of stock of the Company or any of its subsidiaries, such price per share, if required by the Code at the time of grant, shall not be less than 110% of the fair market value of the shares on the date the option is granted. The price per share deliverable upon the exercise of each nonqualified stock option shall not be less than the higher of (i) the net tangible assets per share of the Company as of the end of the fiscal year immediately preceding the date of such granting; or (ii) 80% of the fair market value of the shares on the date the option is granted, as the Committee determines. On October 12, 2000, by virtue of an amendment adopted by the shareholders of the Company to modify the pricing procedure for the exercise of nonqualified stock options, the price per share deliverable upon the exercise of each nonqualified stock option shall not be less than 80% of the fair market value of the shares of the date the option is granted, as the Committee determines.

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

         In addition, the board of directors granted options to the following employees and consultant to purchase shares of the Company's Common Stock:

                  Brender Services Limited                        1,000 shares
                  Cheung Yu Shum                                  5,000 shares
                  Tse Chi Kai                                     3,000 shares
                  Ma Sin Ling                                     5,000 shares
                  Cheung Siu Yin                                    100 shares
                  Woo Pui Yan                                       100 shares
                  Kwok Kwan Hung                                  3,860 shares
                  Fu Yang Guang                                   2,000 shares
                  Lin Jia Ping                                    2,700 shares

         All of the stock options were issued in accordance with the terms of the Plan at an exercise price of US$378 (the fair market value of the Common Stock as of July 1, 1995) and would have been exercisable beginning on July 1, 1996, and until July 1, 2005.

         As of May 20, 1996, the board of directors, in accordance with the recommendation, with respect to stock options granted to directors and officers, of a committee of disinterested persons appointed by the board of directors in accordance with the terms of the Plan, reduced the exercise prices of all of the outstanding options to US$42 (the fair market value of the Common Stock as of May 20, 1996). By virtue of this action, the outstanding options are now exercisable beginning on May 20, 1997, and until May 20, 2006.

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


[Item 13]       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

         On July 15, 1994, the Farming Bureau and HARC entered into a Rental Agreement for the rental of 532 square meters of a building located in Haikou City, PRC, in which HARC's corporate headquarters are located. Such rental agreement is for a period of 10 years at an annual rental of Rmb170,240 (US$20,560) payable in equal semi-annual installments. The rental agreement further provides that HARC shall be responsible for certain costs and expenses in connection with its use of the property. For each of the two years ended December 31, 1999 and 2000, HARC paid rental of Rmb170,240 (US$20,560) to Farming Bureau.

         On November 5, 1994, the Farming Bureau, HARC, First Supply and Second Supply entered into a Sale and Purchase Agreement. With respect to the natural rubber segment, the Farming Bureau agreed to direct the Hainan State Farms to sell to HARC, First Supply and Second Supply on a priority basis, and HARC, First Supply and Second Supply agreed to purchase from the Hainan State Farms under the same terms and conditions as are offered to other purchasers. If HARC, First Supply or Second Supply was offered the same quantity and same price for natural rubber from a Hainan State Farm and a non-state farm, HARC, First Supply or Second Supply, as the case may be, were required to purchase from the Hainan State Farm. If the price offered by the Hainan State Farm was higher than that from a non-state farm, HARC, First Supply or Second Supply, as the case may be, were required to purchase from the non-state farm. Otherwise, there was no condition requiring the purchase of any particular quantity of raw natural rubber from the Hainan State Farms. For the years ended December 31, 1999 and

2000, HARC, First Supply and Second Supply purchased natural rubber from the Hainan State Farms amounting to Rmb450,704,000 (US$54,433,000) and nil, respectively. First Supply and Second Supply were also guaranteed a minimum gross profit margin of 3.5% for sales of natural rubber purchased from the Hainan State Farms. On May 21, 1999, by a Supplementary Agreement among the Farming Bureua, HARC, First Supply and Second Supply, the minimum gross profit margin of 3.5% earned by First Supply and Second Supply on natural rubber sales had been reduced to 1.5% which was made effective on April 1, 1999. For the years ended December 31, 1999 and 2000, First Supply and Second Supply received guaranteed profit from Farming Bureau amounting to Rmb6,350,000 (US$767,0000 and nil, respectively.

         With respect to the production materials segment, the Sale and Purchase Agreement provided that the Farming Bureau agreed to direct the Hainan State Farms to purchase all of their production materials and other commodities offered by HARC, First Supply and Second Supply under the same terms and conditions as were offered by other suppliers. In the case of production material and other commodities, a Hainan State Farm could request a price quote for a specified quantity of a particular item from HARC, First Supply or Second Supply. Upon receiving the price quote, the Hainan State Farm could obtain quotes from other suppliers based on the same quantity of the requested item. The Hainan State Farm were required to inform HARC, First Supply or Second Supply, as the case may be, of the amounts of the other quotes and, if any of the quotes were lower, HARC, First Supply or Second Supply had the right to lower its quote to the level of the competing quote. If HARC, First Supply or Second Supply matched the competing quote based upon the same quantity of item requested, the Hainan State Farm were required to purchase the item from HARC, First Supply or Second Supply. Otherwise, the Hainan State Farm could purchase the item from the competing supplier. The Sale and Purchase Agreement had a term of 15 years and, subject to applicable law, may not be terminated earlier except upon the agreement of the parties. Pursuant to the Restructuring Agreements, the Farming Bureau, HARC, First Supply and Second Supply agreed to terminate the Sale and Purchase Agreement effective as of January 1, 2000. For the years ended December 31, 1999 and 2000, HARC, First Supply and Second Supply sold production materials and other commodities to the Hainan State Farms amounting to Rmb23,718,000 (US$2,864,000) and nil, respectively.

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

         On July 22, 1996, the Company entered into an Exchange Agreement with China Everbright Financial Holdings Limited (formerly known as "Everbright Finance and Investment Co. Ltd."), pursuant to which all 640,000 outstanding shares of the Company's Series A Preferred Stock held by Everbright were exchanged for 3,200,000 shares of Common Stock, which were subject to substantial restrictions. Such restrictions included a waiver for seven years of rights to dividends and distributions upon dissolution and liquidation of the Company, and a waiver for eight years of the ability to have the shares included in any registration statement filed by the Company.

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

         As of December 31, 1996, the Company entered into another Exchange Agreement with China Everbright Financial Holdings Limited (formerly known as "Everbright Finance and Investment Co. Ltd."), pursuant to which the 3,200,000 shares of restricted Common Stock were exchanged for 320,000 shares of the Company's Series B Preferred stock. The terms of the Series B Preferred stock were amended by the Board of Directors in connection with the new Exchange Agreement, and such Series B Preferred stock is not convertible and has no dividend rights or rights to receive distributions upon dissolution and liquidation of the Company. The Series B Preferred stock also may not be included in any registration statement filed by the Company, and the Company will not take any action to facilitate the registration of the Series B Preferred stock, until after July 22, 2000.

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

         On March 3, 2000, the Farming Bureau, HARC, First Supply, Second Supply and Sales Centre entered into an Assets and Staff Transfer Agreement, by which the Farming Bureau purchased assets and assumed liabilities and staff related to the ceased businesses, effective as of January 1, 2000. The purchase price was the book value or the fair value of net assets transferred, as determined by an independent professional valuer, as of December 31, 1999, whichever was lower. Based on the valuation, there were no material differences between the fair value and the net book value of those assets and liabilities as of December 31, 1999 and the purchase price was Rmb70,527,000 (US$8,518,000). There was no gain or loss recognized by the Company.

         In addition to these transactions, the following business relationships existed during the fiscal year ended December 31, 2000, for which disclosure is required:

         As disclosed in "Management and Certain Security Holders," hereinabove, Lin Yu Quan, the Vice Chairman of the Board of Directors of the Company, also serves as the Director of the Farming Bureau. The nature and scope of the relationship between the Company and the Farming Bureau is set forth in "Business" and elsewhere hereinabove.

         As disclosed in "Stock Options" hereinabove, the Company has adopted a Stock Option Plan to grant stock option to officers, directors, key employees, consultants and affiliates of the Company.

         As disclosed in "Executive Compensation" hereinabove, Li Fie Lie, Ching Lung Po, Tam Cheuk Ho and Wong Wah On are parties to employment agreements with the Company.

                                    [PART IV]

[Item 14]            EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                              AND REPORTS ON FORM 8-K


         The following financial statements are filed as a part of this Form 10-K in Appendix A hereto:


                  Independent auditors' report, together with consolidated financial statements for the Company and subsidiaries, including:

                  a. Consolidated statements of income for the three years ended December 31, 1998, 1999 and 2000

                  b. Consolidated statements of changes in shareholders' equity for the three years ended December 31, 1998, 1999 and 2000

                  c.       Consolidated balance sheets as of December 31, 1999
                           and 2000

                  d. Consolidated statements of cash flows for the three years ended December 31, 1998, 1999 and 2000

                  e.       Notes to consolidated financial statements.

         The information required in Schedule 11 valuation and qualifying accounts is included in the notes to the consolidated financial statements on page F-7. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are unapplicable and therefore have been omitted.


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

         10.1 Long-Term Sale and Purchase Agreement dated November 5, 1994, by and among Hainan Province Agricultural Reclamation General Company (the Farming Bureau), Hainan Agricultural Resources Company Ltd., Hainan Province Agricultural Reclamation No. 1 Materials Supply & Marketing Company (First Supply), and Hainan Province Agricultural Reclamation No. 2 Materials Supply & Marketing Company (Second Supply) (Original Chinese version with English translation filed as Exhibit 10.12 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)

         10.2 Rental Agreement, by and between General Bureau of Hainan State Farms (the Farming Bureau) and Hainan Agricultural Resources Company Limited (Original Chinese version with English Translation filed as Exhibit 10.14 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)

         10.3 China Resources Development, Inc., 1995 Stock Option Plan, adopted as of March 31, 1995 (Filed as Exhibit 10.18 to Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 1995, and the Current Report on Form 8-K dated June 19, 1995, and incorporated herein by reference.)

         10.4 Contract on Investment in the Xilian Timber Mill between HARC and the State-Run Xilian Farm of Hainan Province dated July 7, 1994, and Supplementary Agreement dated December 24, 1994 (Original Chinese version with English translation filed as Exhibit 10.26 to Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.)

         10.5 Loan Agreement between HARC and the Farming Bureau, dated March 25, 1996, and the supplementary agreement dated December 31, 1996 (Certified English translation of original Chinese version filed as Exhibit 10.28 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996,and incorporated herein by reference.)

         10.6 Loan Agreement between HARC and the Registrant, dated March 25, 1996 (Certified English translation of original Chinese version filed as Exhibit 10.29 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996, and incorporated herein by reference.)

         10.7 Rental Agreement between HARC and the Hainan Farming Bureau Testing Center, dated August 9, 1996 (Certified English translation of original Chinese version filed as Exhibit 10.30 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996, and incorporated herein by reference.)

         10.8 China Resources Development, Inc., Amended and Restated 1995 Stock Option Plan, as amended on December 30, 1996 (Filed as
                  Exhibit 10.34 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996, and incorporated herein by reference.)

         10.9 Stock Purchase Agreement, by and between HARC and Guilinyang Farm, dated December 29, 1997. (Certified English translation of original Chinese version filed as Exhibit 10.39 to Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.)

         10.10 Agreement for the Sale and Purchase of Share in Hainan Zhongwei Agricultural Resources Company Ltd., dated April 30, 1998, by and between Guilinyang Farm and the Company (Certified English translation of original Chinese version filed as Exhibit 10.41 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, and incorporated herein by reference.)

         10.11 Employment Agreement between the Company and Li Feilie, dated August 1, 1998 (Filed as Exhibit 10.42 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.)

         10.12 Employment Agreement between the Company and Tam Cheuk Ho, dated February 1, 1999 (Filed as Exhibit 10.43 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.)

         10.13 Employment Agreement between the Company and Wong Wah On, dated February 1, 1999 (Filed as Exhibit 10.44 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.)

         10.14 Service Agreement between the Company and Ching Lung Po, dated February 1, 1999 (Filed as Exhibit 10.45 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.)

         10.15 Long-Term Sale and Purchase Supplementary Agreement No. 3 by and among Farming Bureau, HARC, First Supply and Second Supply, dated May 21, 1999 (Certified English translation of original Chinese version filed as Exhibit 10.22 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999, and incorporated herein by reference.)

         10.16 Assets and Staff Transfer Agreement by and among the Farming Bureau, HARC, First Supply, Second Supply and Sales Centre dated March 3, 2000 (Certified English translation of original Chinese version filed as Exhibit 10.23 to Current Report on Form 8-K dated March 18, 2000, and incorporated herein by reference.)

         10.17 Shareholders' Agreement on Business Restructuring by and among the Farming Bureau, the Registrant and Billion Luck dated March 3, 2000 (Certified English translation of original Chinese version filed as Exhibit 10.24 to Current Report on Form 8-K dated March 18, 2000, and incorporated herein by reference.)

         10.18 Acquisition Agreement among the Registrant, E-link Investment Limited and Silver Moon Technologies Limited, dated June 30, 2000 (Filed as Exhibit 10.25 to Current Report on Form 8-K dated June 30, 2000, and incorporated herein by reference.)

         10.19 Stock Purchase Agreement by and between HARC and Guilinyang Farm dated July 28, 2000 (Certified English translation of original Chinese version filed as Exhibit 10.26 to Current Report on Form 8-K dated July 28, 2000, and incorporated herein by reference.)

         11.3 Computation of Earnings Per Share for Fiscal Year ended December 31, 2000 (Contained in Financial Statements filed herewith.)

         21       Subsidiaries of the Registrant (Filed herewith.)

         99.2 Notice of Annual Meeting, Proxy Statement and Proxy distributed to shareholders in advance of annual meeting held on October 12, 2000 (Filed with Schedule 14A dated October 2, 2000, and incorporated herein by reference.)

         During the last quarter of the fiscal year ended December 31, 2000, the Company filed no reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CHINA RESOURCES DEVELOPMENT, INC.



                                        By:/s/ Ching Lung Po
                                           -------------------------------------
                                            Ching Lung Po, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Signature                            Title                         Date



/s/ Ching Lung Po               President,  Chairman  of the      April 13, 2001
-------------------             Board  of  Directors,  Chief
Ching Lung Po                   Executive Officer




/s/ Lin Yu Quan                 Vice Chairman of the              April 13, 2001
-------------------             Board of Directors
Lin Yu Quan



/s/ Tam Cheuk Ho                Chief Financial Officer/          April 13, 2001
-------------------             Director
Tam Cheuk Ho



/s/ Wong Wah On                 Financial Controller/             April 13, 2001
-------------------             Director/Secretary
Wong Wah On



/s/ Wan Ying Lin                Director                          April 13, 2001
-------------------
Wan Ying Lin



/s/ Ng Kin Sing                 Director                          April 13, 2001
-------------------
Ng Kin Sing



/s/ Lo Kin Cheung               Director                          April 13, 2001
-------------------
Lo Kin Cheung

                                   APPENDIX A

                              Financial Statements



                  Independent auditors' report, together with consolidated financial statements for the Company and subsidiaries, including:

                  a. Consolidated statements of income for the three years ended December 31, 1998, 1999 and 2000

                  b. Consolidated statements of changes in shareholders' equity for the three years ended December 31, 1998, 1999 and 2000

                  c.       Consolidated balance sheets as of December 31, 1999
                           and 2000

                  d. Consolidated statements of cash flows for the three years ended December 31, 1998, 1999 and 2000

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

Consolidated statements of operations                               F-2

Consolidated statements of shareholders' equity                     F-3

Consolidated balance sheets                                      F-4 - F-5

Consolidated statements of cash flows                               F-6

Notes to consolidated financial statements                      F-7 - F-36

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

China Resources Development, Inc.


We have audited the accompanying consolidated balance sheets of China Resources Development, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Resources Development, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.







Ernst & Young
Hong Kong
February 9, 2001

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

                                                              Year ended December 31,
                                       Notes       1998         1999          2000          2000
                                                    RMB          RMB           RMB           US$

NET SALES*                                3      527,692       476,367         6,954           840

COST OF SALES*                            3     (510,631)     (467,936)       (6,402)         (773)
                                                --------      --------      --------      --------

GROSS PROFIT                                      17,061         8,431           552            67

DEPRECIATION                                      (1,343)       (1,091)       (1,009)         (122)

AMORTIZATION                                         (27)         --          (2,841)         (343)

PROVISION FOR DOUBTFUL
  ACCOUNTS                                        (4,740)         --            --            --

LOSS ON IMPAIRMENT OF AN
  INVESTMENT*                            11      (49,969)         --            --            --

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES*                       (35,392)      (23,864)      (19,424)       (2,347)

FINANCIAL INCOME, NET*                    5        6,590           864         7,871           951

OTHER INCOME/(EXPENSE), NET*              6        4,070        10,338        (1,264)         (153)
                                                --------      --------      --------      --------

LOSS BEFORE INCOME TAXES                         (63,750)       (5,322)      (16,115)       (1,947)

INCOME TAXES                              7         --            --          (2,887)         (349)
                                                --------      --------      --------      --------

LOSS BEFORE MINORITY INTERESTS                    (3,750)       (5,322)      (19,002)       (2,296)

MINORITY INTERESTS                                11,079        (1,674)       (4,198)         (507)
                                                --------      --------      --------      --------

NET LOSS                                         (52,671)       (6,996)      (23,200)       (2,803)
                                                ========      ========      ========      ========

LOSS PER SHARE:                           8
    BASIC                                         (87.91)       (11.80)       (32.43)        (3.92)
                                                ========      ========      ========      ========

    Diluted                                       (87.91)       (11.80)       (32.43)        (3.92)
                                                ========      ========      ========      ========

* Including the following amounts resulting from transactions with related parties (note 15):

                                                              Year ended December 31,
                                                   1998         1999          2000           2000
                                                    RMB          RMB           RMB            US$

Net sales                                         30,373        23,718          --            --
Cost of sales                                   (374,039)     (453,071)         (100)          (12)
LOSS ON IMPAIRMENT OF AN
  INVESTMENT                                     (28,718)         --            --            --
Selling, general and
  administrative expenses                         (4,411)       (1,028)         (393)          (47)
Financial income, net                               (235)         --            --            --
Other income, net                                   --            --           1,354           164


The accompanying notes are an integral part of these consolidated financial statements.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Amounts in thousands, except share and per share data)

                                                                                            Retained    Accumulated
                                                        Series B  Additional               earnings/          other
                                               Common  preferred     paid-in            (accumulated  comprehensive
                                      Notes     stock      stock     capital    Reserves    deficits)    gain/(loss) Total
                                      --------------------------------------------------------------------------------------
                                                 RMB        RMB       RMB         RMB         RMB          RMB        RMB

Balance at December 31, 1997                         5          3    157,485      25,514      57,965        --       240,972

Repurchase and retirement of
  10,000 shares of common stock                   --         --         (853)       --          --          --          (853)

Net loss                                          --         --         --          --       (52,671)       --       (52,671)
Currency translation adjustments         21       --         --         --          --          --            (4)         (4)
                                                                                                                    --------
Comprehensive loss                                --         --         --          --          --          --       (52,675)
                                                                                                                    --------

Transfer to reserves                     20       --         --         --           760        (760)       --          --
                                              --------   --------   --------    --------    --------    --------    --------

Balance at December 31, 1998                         5          3    156,632      26,274       4,534          (4)    187,444

Net loss                                          --         --         --          --        (6,996)       --        (6,996)
Currency translation adjustments         21       --         --         --          --          --           (14)        (14)
                                                                                                                    --------
Comprehensive loss                                --         --         --          --          --          --        (7,010)
                                                                                                                    --------

Transfer to reserves                     20       --         --         --           556        (556)       --          --
                                              --------   --------   --------    --------    --------    --------    --------

Balance at December 31, 1999                         5          3    156,632      26,830      (3,018)        (18)    180,434

Issuance of 244,897 shares
  of common stock                         4          2       --       12,420        --          --          --        12,422
Net loss                                          --         --         --          --       (23,200)       --       (23,200)
Currency translation adjustments         21       --         --         --          --          --            36          36
                                                                                                                    --------
Comprehensive loss                                --         --         --          --          --          --       (10,742)
                                                                                                                    --------

Transfer to reserves                     20       --         --         --         1,198      (1,198)       --          --
                                              --------   --------   --------    --------    --------    --------    --------

Balance at December 31, 2000                         7          3    169,052      28,028     (27,416)         18     169,692
                                              ========   ========   ========    ========    ========    ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)



                                                                                          December 31,
                                                             Notes             1999            2000             2000
                                                                         -------------------------------------------
                                                                                RMB             RMB              US$
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                    38,138          37,547            4,535
Marketable securities                                          9             57,035          62,384            7,536
Trade receivables, less allowance of
  RMB529 in 1999                                                              3,619              88               11
Inventories - finished goods                                                  8,116           1,884              228
Other receivables, deposits and prepayments,
  less allowance of RMB1,309 in 1999                                         13,141          11,721            1,416
Short term loan receivable                                                   45,000               -                -
Amount due from Farming Bureau                                16             47,013          13,509            1,632
Amounts due from related companies                            16             35,990           1,168              141
                                                                            -------         -------          -------

TOTAL CURRENT ASSETS                                                        248,052         128,301           15,499

PROPERTY AND EQUIPMENT                                        10             11,402          13,304            1,607

INVESTMENTS                                                   11            117,642         184,374           22,272

INTANGIBLE ASSETS                                              4                  -           7,860              950
                                                                            -------         -------          -------

TOTAL ASSETS                                                                377,096         333,839           40,328
                                                                            =======         =======          =======


CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(Amounts in thousands, except share and per share data)

                                                                                           December 31,
                                                             Notes             1999            2000             2000
                                                                         -------------------------------------------
                                                                                RMB             RMB              US$
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                             15,253             748               91
Other payables and accrued liabilities                        12             24,629          16,653            2,012
Margin loan payable                                           13                  -          18,572            2,243
Due to investment adviser                                                         -          12,253            1,480
Income taxes payable/(recoverable)                                           16,366            (225)             (27)
Amounts due to related companies                              16             29,015             666               80
                                                                            -------         -------          -------

TOTAL CURRENT LIABILITIES                                                    85,263          48,667            5,879

MINORITY INTERESTS                                                          111,399         115,480           13,950
                                                                            -------         -------          -------

TOTAL LIABILITIES AND
  MINORITY INTERESTS                                                        196,662         164,147           19,829
                                                                            -------         -------          -------

COMMITMENTS AND CONTINGENCIES                                 22

SHAREHOLDERS' EQUITY Common stock, US$0.001 par value:
  Authorized - 200,000,000 shares
  Issued and outstanding - 837,797 shares
    in 2000 and 592,900 shares in 1999                                            5               7                1
Preferred stock, authorized -
  10,000,000 shares in 2000 and 1999:
      Series B preferred stock, US$0.001 par value:
        Authorized - 320,000 shares in 2000 and 1999
        Issued and outstanding - 320,000 shares in
           2000 and 1999                                                          3               3                1
Additional paid-in capital                                                  156,632         169,052           20,421
Reserves                                                      20             26,830          28,028            3,386
Accumulated deficits                                          20             (3,018)        (27,416)          (3,312)
Accumulated other comprehensive loss/(gain)                   21                (18)             18                2
                                                                            -------         -------          -------

TOTAL SHAREHOLDERS' EQUITY                                                  180,434         169,692           20,499
                                                                            -------         -------          -------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                                      377,096         333,839           40,328
                                                                            =======         =======          =======


The accompanying notes are an integral part of these consolidated financial statements.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share and per share data)



                                                                              Year ended December 31,
                                                              1998             1999            2000             2000
                                                       -------------------------------------------------------------
                                                               RMB              RMB             RMB              US$
OPERATING ACTIVITIES
Net income/(loss)                                          (52,671)          (6,996)        (23,200)          (2,803)
Adjustments to reconcile net income/(loss) to net cash
  provided by/(used in) operating activities:
    Depreciation and amortization                            1,370            1,091           3,850              465
    Provision for doubtful accounts                          4,740                -               -                -
    Provision for inventory write-downs                      1,554                -           1,129              136
    Loss on impairment of an investment                     49,969                -               -                -
    Stock-based compensation issued to non-employees         4,990              983             279               34
    Minority interests                                     (11,079)           1,674           4,198              507
    Loss on disposal of property and equipment, net              -              910               -                -
    Loss on disposal of an equity method investment              -              662               -                -
    Write-off of goodwill                                        -              994               -                -

Changes in operating assets and liabilities:
  Marketable securities                                          -          (57,035)         (5,349)            (646)
  Trade receivables                                          2,257            4,844           3,531              426
  Inventories                                               49,669            2,453           5,103              617
  Other receivables, deposits and prepayments               (7,614)          17,308           1,168              141
  Amount due from Farming Bureau                           (18,750)         (13,346)         10,889            1,315
  Amounts due from related companies                          (655)          (5,188)         34,822            4,207
  Accounts payable                                          (8,080)           3,049         (14,505)          (1,752)
  Other payables and accrued liabilities                    (5,630)           9,153          22,850            2,760
  Income taxes payable                                      (6,009)               -         (16,591)          (2,004)
  Amounts due to related companies                          31,291           (2,276)        (28,349)          (3,424)
                                                           -------          -------         -------          -------
Net cash provided by/(used in) operating activities         35,352          (41,720)           (175)             (21)
                                                           -------          -------         -------          -------

INVESTING ACTIVITIES
Purchases of property and equipment                         (1,090)          (6,160)         (2,911)            (352)
Proceeds from disposal of investments                            -                -             883              107
Acquisition of subsidiaries                                      -                -              25                3
Deposit for the purchase of an investment                  (28,718)               -               -                -
Short term loan                                                  -          (45,000)              -                -
                                                           -------          -------         -------          -------
Net cash used in investing activities                      (29,808)         (51,160)         (2,003)            (242)
                                                           -------          -------         -------          -------

FINANCING ACTIVITIES
Advance from minority interest                                   -            1,780           1,587              192
Purchases of common stock for retirement                      (853)               -               -                -
                                                           -------          -------         -------          -------
Net cash provided by/(used in) financing activities           (853)           1,780           1,587              192
                                                           -------          -------         -------          -------

NET INCREASE/(DECREASE) IN CASH AND CASH
   EQUIVALENTS                                               4,691          (91,100)           (591)             (71)

Cash and cash equivalents, at beginning of year            124,547          129,238          38,138            4,606
                                                           -------          -------         -------          -------

Cash and cash equivalents, at end of year                  129,238           38,138          37,547            4,535
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

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


1.       ORGANIZATION AND PRINCIPAL ACTIVITIES

         China Resources Development, Inc. (the "Company") and its subsidiaries (collectively the "Group") were principally engaged in the distribution of natural rubber, procurement of materials and supplies and the distribution other agricultural products in the People's Republic of China (the "PRC") through December 31, 1999.

         Pursuant to a business restructuring as detailed in Note 3 to the consolidated financial statements, the Group discontinued all the above operations effective on January 1, 2000. In the fourth quarter of 1999, the Group established several new lines of business, including the operation of supermarkets and processed timber operations in the PRC. In addition, as described in Note 4, during 2000 the Group acquired an 80% interest in an entity which provides health care information through an Internet website. The Group continues to consider other new investment opportunities.

         Information on the Group's operations by segment are included in note 26 to the consolidated financial statements.


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

                  At December 31, 2000 and 1999, cash and cash equivalents included foreign currency deposits equivalent to RMB5,418 (US$65 and HK$4,601) and RMB1,686 (US$63 and HK$1,088),
                  respectively.

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

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         (e)      Inventories
                  -----------
                  Inventories are primarily comprised of finished goods and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

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

                  All other equity investments, not being a subsidiary and which do not have a readily determinable fair value, are accounted for by the cost method, unless there has been an other-than-temporary impairment in value, in which event they are written-down to their net realizable value.

         (h)      Intangible assets
                  -----------------
                  Intangible assets consist of acquired website technology which are amortized on the straight-line basis over two years. Intangible assets are periodically reviewed for impairment based on an assessment of future operations. Accumulated amortization was RMB2,841 at December 31, 2000.

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

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         (j)      Stock-based compensation
                  ------------------------
                  The Group has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options, because the Group believes the alternative fair value accounting provided for under Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Group's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. For disclosure purposes, pro forma information in accordance with SFAS 123 has been included in note 15.

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

         (l)      Income taxes
                  ------------
                  Income taxes have been provided using the liability method in accordance with SFAS 109, "Accounting for Income Taxes".

         (m)      Earnings/(loss) per share
                  -------------------------
                  Basic and diluted earnings/(loss) per share are calculated in accordance with SFAS 128, "Earnings per Share".

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         (n)      Foreign currency translation
                  ----------------------------
                  The functional currency of substantially all the operations of the Group is Renminbi ("RMB"), the national currency of the PRC. The financial statements of operations with functional currency other than RMB have been translated into RMB in accordance with SFAS 52, "Foreign Currency Translation". All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statements of operations amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income/loss.

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

                  The translation of amounts from RMB into US$ for the convenience of the reader has been made at the rate of exchange quoted by the People's Bank of China on December 31, 2000 of US$1.00 = RMB8.28, and accordingly, differs from the underlying foreign currency amounts. No representation is made that the RMB amounts could have been, or could be, converted into US$ at that rate on December 31, 2000 or at any other date.

         (o)      Reverse stock split
                  -------------------
                  On May 28, 1999, the Company's shareholders approved a ten-to-one reverse split of the Company's common stock (the "Reverse Stock Split"). With the par value unchanged at US$0.001 per share, the Reverse Stock Split was effected by a transfer to the additional paid-in capital account. All references in the consolidated financial statements referring to share, stock option and per share amounts of the common stock of the Company have been adjusted retroactively for the Reverse Stock Split.

         (p)      Commodity futures contracts
                  ---------------------------
                  In 1998, as part of its risk management strategy, the Group entered into natural rubber commodity futures contracts that were not specific hedges and gains or losses resulting from changes in the market value of these types of futures contracts on a mark to market basis were recognized as gains/losses in the period of the change. This transaction does not meet the definition of a hedge in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", and therefore, adoption of SFAS 133 would not have an effect on the Group's results of operations. The Group entered into no futures contracts during 1999 or 2000.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         (q)      Short term loan receivable
                  --------------------------
                  The short term loan receivable outstanding in 1999 was secured by certain equity interest in an unlisted PRC company, which invests in Hainan Sundiro Motorcycle Co., Ltd. ("Sundiro"), and was repayable on demand. On July 28, 2000, the loan was exchanged for additional shares of Sundiro (note 11).

         (r)      Written call
                  ------------
                  Premiums on options written by the Group are recorded as liabilities and the option is adjusted to the current fair value at the balance sheet date. Premiums received from writing options that expire unexercised are treated by the Group on the expiration date as realized gains from investments. The difference between the premiums and the amount paid on effecting a closing purchase transaction, is also treated as a realized gain, or, if the premium is less than the amount paid for the closing purchase transaction, as a realized loss. The Group as writer of options bears the market risk of an unfavorable change in the price of the security underlying the written option.

         (s)      Due to investment adviser
                  -------------------------
                  According to agreement made between the Group and Sanya Zhongya Trust and Investment Company ("SZTI"), SZTI would use the Group's deposits (approximately Rmb45 million) for the trading of securities on behalf of the Group and guarantee a minimum return. The excess of the actual return over the minimum return is shared between both parties on an agreed proportion. During the year ended December 31 2000, the balance of the deposit had been fully withdrawn and the actual return exceeded the guaranteed return by RMB12,253.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


3.       DISCONTINUED OPERATION AND BUSINESS RESTRUCTURING

         In the fourth quarter of 1999, the Group initiated a plan to restructure its business in Hainan, the PRC. On March 3, 2000, the board of directors of the Company approved a business restructuring involving Hainan Zhongwei Agricultural Resources Company Limited ("HARC"), a 61%-owned subsidiary of the Company, and certain subsidiaries of HARC (the "Restructuring"). The Restructuring when completed would result in the discontinuation of substantially all of the existing operations of the Group as of December 31, 1999, including its two principal lines of business, the distribution of natural rubber and the procurement of materials, supplies and other agricultural products (collectively the "Operating Subsidiaries").

         On March 3, 2000, HARC and certain of its subsidiaries (the "HARC Subsidiaries") entered into an Assets and Staff Transfer Agreement with the Hainan Farming Bureau (the "Farming Bureau"), a division of the Ministry of Agricultural of the PRC and a 39% minority shareholder of HARC, pursuant to which the HARC Subsidiaries would transfer all the assets, liabilities and staff related to the Rubber and Procurement Operations to the Farming Bureau, effective from January 1, 2000 (the "Transfer"). The consideration for the net assets transferred was determined based on the lower of their net book value or their fair value, as determined by an independent professional valuer, as of December 31, 1999. Based on the valuation, there were no material differences between the fair value and the net book value (as determined under US GAAP) of those assets and liabilities as of December 31, 1999, and, therefore, no gain or loss was recognized upon Transfer.


4.       INVESTMENTS AND BUSINESS ACQUISITIONS

         During 1998, the Group acquired an additional 5% equity interest in HARC from Guilinyang State Farm ("Guilinyang") for a consideration of RMB7,000. Guilinyang is controlled by the Farming Bureau. The purchase consideration of Hainan Agricultural was used to offset the amount due from Guilinyang. After the acquisition, the Group's equity interest in HARC increased from 56% to 61%. The transaction was accounted for as a purchase and the excess of fair value of the net assets acquired over cost ("negative goodwill"), amounting to RMB7,119, was allocated to reduce proportionately the values of long term non-monetary non-current assets. The impact of the increase in equity interest on the results of operations has been accounted for since the date of acquisition.

         On June 30, 2000 the Group entered into an acquisition agreement ("Acquisition") to acquire an 80% equity interest in Silver Moon Technologies Limited("Silver Moon"), a British Virgin Islands corporation which was incorporated on March 24, 2000, for a consideration of US$1,500 (approximately RMB12,400) by issuing 244,897 shares of the Company's unregistered restricted common stock of $0.001 par value to Silver Moon's former sole equity owner, E-link Investment Limited ("E-link"). The principal activities of Silver Moon and its wholly-owned subsidiary, Zhongwei Medi-China.com Limited (formerly known as Sky Creation Technology Limited), a Hong Kong company, is providing healthcare content on the Internet which focuses on Chinese herbal medicine and therapies.

         The transaction was accounted for as a purchase; the cost of the acquisition exceeds the fair value of the net assets acquired by RMB10,701 which has been classified as acquired website technology and is being amortized over two years. The impact of the increase in equity interest on the results of operations has been accounted for since the date of acquisition.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


4.       INVESTMENTS AND BUSINESS ACQUISITIONS (continued)

         Silver Moon did not report any revenues through the date of acquisition by the Group. Pro forma net loss and net loss per share for the year ended December 31, 2000, assuming the acquisition had been consummated as at January 1, 2000, are RMB30,286 and RMB36.15, respectively.


5.       FINANCIAL INCOME, NET

         Financial income, net represents:

                                                                               Year ended December 31,
                                                                      1998                 1999                 2000
                                                                 ---------------------------------------------------
                                                                       RMB                  RMB                  RMB

         Interest income                                             6,862                  948               11,749
         Interest expense                                             (289)                  (5)                   -
         Foreign exchange gains/(losses), net                           17                  (79)              (3,878)
                                                                    ------               ------               ------

                                                                     6,590                  864                7,871
                                                                    ======               ======               ======


6.       OTHER INCOME/(EXPENSE), NET

         Other income/(expense), net represents:

                                                                                    Year ended December 31,
                                                                               1998            1999             2000
                                                                          ------------------------------------------
                                                                                RMB             RMB              RMB
         Dividend income from cost method
           investments                                                            -           6,664                -
         Rental income                                                          900             788                -
         Net gains on trading of commodity
           futures contracts                                                  1,889               -                -
         Net gain on trading of marketable
           securities                                                             -             384            3,470
         Loss on disposal of
           property and equipment, net                                            -            (910)          (1,000)
         Net loss on write-off of an equity
           method investment                                                      -            (659)               -
         Recovery of bad debts written-off                                        -           2,902                -
         Share of income received from joint investment                           -               -            9,195
         Net loss on write-off of inventories                                     -               -           (1,129)
         Unrealized loss on marketable securities                                 -               -          (11,151)
         Others                                                               1,281           1,169             (649)
                                                                             ------          ------           ------

                                                                              4,070          10,338           (1,264)
                                                                             ======          ======           ======

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


7.       INCOME TAXES

         Pre-tax loss from continuing operations for the years ended December 31 was taxed in the following jurisdictions:

                                                                               Year ended December 31,
                                                                      1998                 1999                 2000
                                                                 ---------------------------------------------------
                                                                       RMB                  RMB                  RMB

         PRC                                                       (19,410)               4,801               10,036
         Other countries                                           (44,340)             (10,123)             (23,795)
                                                                    ------               ------               ------

                                                                   (63,750)              (5,322)             (13,759)
                                                                    ======               ======               ======

         The provision for income tax for continuing operations consists of the following:

                                                                               Year ended December 31,
                                                                      1998                 1999                 2000
                                                                 ---------------------------------------------------
                                                                       RMB                  RMB                  RMB
         Current:
           PRC federal income tax                                        -                    -                2,887
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

         The reconciliation of income taxes/(tax benefit) for income tax computed at the PRC federal statutory tax rate applicable to foreign investment enterprises operating in Hainan, a Special Economic Zone in the PRC, to income tax expense is as follows:

                                                                               Year ended December 31,
                                                                      1998                 1999                 2000
                                                                 ---------------------------------------------------
                                                                       RMB                  RMB                  RMB

         PRC federal statutory tax rate                                15%                  15%                  15%

         Computed expected income taxes (tax benefit)               (9,563)                (798)              (2,417)
         Higher effective income tax rates
           of another countries                                     (1,857)              (2,025)                (735)
         Net increase in valuation allowance                         5,068                  373                3,152
         Tax on foreign personal holding
           company income                                                -                2,450                    -
         Non-deductible expenses                                     6,352                    -                    -
         Others, net                                                     -                    -                2,887
                                                                    ------               ------               ------

         Income tax expense for the year                                 -                    -                2,887
                                                                    ======               ======               ======

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


7.       INCOME TAXES (continued)

         The deferred tax asset of the Group is comprised of the following:

                                                                                                 December 31,
                                                                                           1999                 2000
                                                                                          --------------------------
                                                                                            RMB                  RMB
         Deferred tax asset:
           Net operating loss carryforwards                                              10,265               13,094
           Less: Valuation allowance for deferred tax asset                             (10,265)             (13,094)
                                                                                         ------               ------

                                                                                              -                    -
                                                                                         ======               ======

         No undistributed earnings of the Company's foreign subsidiaries was available at December 31, 2000. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

         At December 31, 2000, the Company had net operating loss carryforwards ("NOLs") of approximately RMB30 million for U.S. income tax purposes that expire in various years through 2020. At December 31, 2000, the Group's subsidiaries in the PRC had NOLs amounting to approximately RMB3 million for PRC income tax purposes that expire in 2005.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


8.       LOSS PER SHARE

         The following table sets forth the computation of basic and diluted loss per share:

                                                                               Year ended December 31,
                                                                      1998                 1999                 2000
                                                                 ---------------------------------------------------
                                                                       RMB                  RMB                  RMB
         Numerator
           Numerator for basic and diluted loss per share:
               loss attributable to common
                 shareholders                                      (52,671)              (6,996)             (23,200)
                                                                 =========            =========            =========

         Denominator
           Denominator for basic loss per share:
               Weighted-average number of shares                   599,150              592,900              715,349
                                                                 =========            =========            =========

         Basic loss per share                                       (87.91)              (11.80)             (32.43)
                                                                 =========            =========            =========

         Diluted loss per share                                     (87.91)              (11.80)             (32.43)
                                                                 =========            =========            =========

         Details of the stock options and warrants of the Company are set out in note 14.

         The computation of diluted loss per share did not assume the conversion of the stock options of the Company in 2000, 1999 and 1998 and the warrants of the Company in 2000 and 1999 because their inclusion would have been antidilutive.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


9.       MARKETABLE SECURITIES

                                                                                                 December 31,
                                                                                           1999                 2000
                                                                                      ------------------------------
                                                                                            RMB                  RMB
         Trading securities listed on the Shenzhen Stock
           Exchange, PRC
             At cost                                                                     55,023                    -
             Add: unrealized gain                                                         4,367                    -
             Less: unrealized loss                                                       (2,355)                   -
                                                                                         ------               ------

         Fair value                                                                      57,035                    -
                                                                                         ======               ======

         Trading securities listed on the Hong Kong
           Stock Exchange
             At cost                                                                          -               78,798
             Less: unrealized loss                                                            -              (16,414)
                                                                                        -------              -------

         Fair value                                                                           -               62,384
                                                                                        =======              =======

         As of December 31, 2000, portfolio securities valued at RMB46,878 were held in escrow by the custodian as cover for call options written by the Group.


10.      PROPERTY AND EQUIPMENT

         Property and equipment comprise:

                                                                                               December 31,
                                                                                           1999                 2000
                                                                                      ------------------------------
                                                                                            RMB                  RMB
         At cost:
           Buildings and leasehold improvements                                           9,115                4,843
           Machinery, equipment and motor vehicles                                        8,044               10,913
                                                                                         ------               ------
                                                                                         17,159               15,756

         Accumulated depreciation                                                        (5,757)              (2,452)
                                                                                         ------               ------

                                                                                         11,402               13,304
                                                                                         ======               ======

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


11.      INVESTMENTS

         Cost method investments comprise:

                                                                                               December 31,
                                                                                           1999                 2000
                                                                                      ------------------------------
                                                                                            RMB                  RMB
         Investments in:
           Hainan Sundiro Motorcycle Co., Ltd.
             ("Sundiro")                                                                112,000              179,615
           PRC joint venture                                                              4,759                4,759
           Others                                                                           883                    -
                                                                                        -------              -------

                                                                                        117,642              184,374
                                                                                        =======              =======

         Cost method investments are interests in unlisted shares/equity of PRC companies in which the Group does not have a significant influence over their operating and financial policies.

         At December 31, 1999, the investment in Sundiro represents a 5.3% equity interest. In 2000, the Group acquired 24,587,200 additional shares of Sundiro in satisfaction of a short term loan receivable of RMB45 million, related interest receivable of approximately RMB11 million and other receivables of approximately RMB11 million. As a result of this transaction, at December 31, 2000, the Group owns an equity interest of 8.7% of Sundiro.

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

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


12.      OTHER PAYABLES AND ACCRUED LIABILITIES

                                                                                                 December 31,
                                                                                           1999                 2000
                                                                                      ------------------------------
                                                                                            RMB                  RMB

         Other payables                                                                  16,982               10,783
         Accrued liabilities                                                              7,647                2,688
         Call options written, at fair value
            (premium received RMB3,182)                                                       -                3,182
                                                                                         ------               ------

                                                                                         24,629               16,653
                                                                                         ======               ======


13.      MARGIN LOAN PAYABLE

         The Group has a margin loan payable balance of RMB18,572 as of December 31, 2000 which was used to purchase marketable securities listed on the Hong Kong Stock Exchange. This margin loan bears interest at a variable rate. The rate was 12 percent as of December 31, 2000. Interest expense on the margin loan for the year ended December 31, 2000 was approximately RMB73. The margin loan is due and repaid as the securities are sold.


14.      SHARE CAPITAL

         During the year ended December 31, 1998, the Company repurchased and retired 10,000 shares of common stock of the Company as treasury stock under its share repurchase program for a total consideration of RMB853.


15.      STOCK OPTIONS

         The Company adopted a stock option plan (the "Plan") as of March 31, 1995. The Plan allows the Board of Directors, or a committee thereof at the Board's discretion, to grant stock options to officers, directors, key employees, consultants and affiliates of the Company. Initially, 24,000 shares of common stock of the Company, after adjusting for the Reverse Stock Split in 1999, were permitted to be issued and sold pursuant to options granted under the Plan. All of the stock options were issued in accordance with the terms of the Plan on July 1, 1995 to certain officers, directors, employees and consultants of the Group at an exercise price of US$37.8 (RMB314.5) per share (the fair market value of the common stock as of July 1, 1995) and are exercisable from July 1, 1996 to July 1, 2005. On May 20, 1996, pursuant to a "Unanimous Written Consent" of the committee appointed pursuant to the Plan and a resolution of a special meeting of the Board of Directors of the Company, the exercise price was changed to US$42.0 (RMB348.6) per share (the fair market value of the common stock as of May 20, 1996), after adjusting for the Reverse Stock Split in 1999 and 1996. By virtue of that action, the outstanding options are now exercisable beginning on May 20, 1997 until May 20, 2006. All stock options remained outstanding as of December 31, 2000.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


15.      STOCK OPTIONS (continued)

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

         Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the date of grant and the date of subsequent modification in 1995 and 1996, respectively: risk-free interest rates of 6.50% and 6.78%; no dividend yield; volatility factors of the expected market price of the Company's common stock of 141.38% and 42.13%; and a weighted average expected life of the options of 6 years. No options were granted in 1998, 1999 and 2000.

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

         For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                               Year ended December 31,
                                                                      1998                 1999                 2000
                                                                 ---------------------------------------------------
                                                                       RMB                  RMB                  RMB

         Pro forma net loss                                        (60,101)             (14,426)             (30,630)
                                                                    ======               ======               ======

         Pro forma loss per share:
             Basic                                                 (100.31)              (24.33)              (42.82)
                                                                    ======               ======               ======

             Diluted                                               (100.31)              (24.33)              (42.82)
                                                                    ======               ======               ======


CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share/option/warrant and per share/option/warrant data)


15.      STOCK OPTIONS (continued)

         The Company's stock option activities and related information for the years ended December 31, 2000, 1999 and 1998 are summarized as follows:

                                                  1998                      1999                       2000
                                                       Weighted                  Weighted                   Weighted
                                                        average                   average                    average
                                                       exercise                  exercise                   exercise
                                           Options        price      Options        price       Options        price
                                           --------------------      --------------------       --------------------
                                              `000          US$         `000          US$          `000          US$
         Outstanding at
           beginning of year                    24           42           24           42            24           42
         Granted                                 -            -            -            -             -            -
         Exercised                               -            -            -            -             -            -
         Forfeited                               -            -            -            -             -            -
                                              ----                      ----                       ----

         Outstanding at end
           of year                              24           42           24           42            24           42
                                              ====                      ====                       ====

         The weighted average fair value of options modified during the year ended December 31, 1996 was US$528 (RMB4,372).

         All options outstanding as of December 31, 2000 have an exercise price of US$42 (RMB347.8). The weighted average remaining contractual life of those options is 5.4 years.

         Shares of common stock reserved for future issuance at December 31, 2000 are 24,000.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


16.      RELATED PARTY BALANCES AND TRANSACTIONS

         The Group's amounts due from/to the Farming Bureau and related companies controlled by the Farming Bureau or a shareholder of the Company consisted of:

                                                                                                 December 31,
                                                                                           1999                 2000
                                                                                      ------------------------------
                                                                                            RMB                  RMB

         Due from Farming Bureau                                                         47,013               13,509
                                                                                         ======               ======

         Due from related companies:
           Jin Long Corporation ("Jin Long")                                             16,025                    -
           Jin Huan Corporation ("Jin Huan")                                              8,843                    -
           Other related companies                                                       11,122                1,168
                                                                                         ------               ------

                                                                                         35,990                1,168
                                                                                         ======               ======

         Due to related companies:
           Other related companies                                                       29,015                  666
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

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


16.      RELATED PARTY BALANCES AND TRANSACTIONS (continued)

         In addition to those transactions set out in notes 3, 4, 11 22(a) and 24, the Group had the following transactions with the Farming Bureau, certain related companies controlled by the Farming Bureau and certain shareholders/directors of the Company.

                                                                                 Year ended December 31,
                                                      Notes               1998               1999               2000
                                                                 ---------------------------------------------------
                                                                           RMB                RMB                RMB
         Farming Bureau and related companies
         controlled by the Farming Bureau:

         Purchase of natural rubber                    (a)            (386,754)          (450,704)                 -
                                                                     =========          =========          =========

         Purchase of woods                                                   -                  -               (100)
                                                                     =========          =========          =========

         Guaranteed gross profit received              (a)              12,715              6,350                  -
                                                                     =========          =========          =========

         Net sales of materials, supplies and
           other agricultural products                 (b)              14,252             23,718                  -
                                                                     =========          =========          =========

         Net sales of natural rubber                                    16,121                  -                  -
                                                                     =========          =========          =========

         Interest expense paid                                            (235)                 -                  -
                                                                     =========          =========          =========

         Rental expenses paid                                             (628)              (739)              (306)
                                                                     =========          =========          =========

         Manufacturing expenses paid                                         -                  -                (87)
                                                                     =========          =========          =========

         Shareholders/directors of the Company:

         Consultancy fees paid                         (c)              (3,783)              (289)                 -
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

                  The Farming Bureau allows the Principal Subsidiaries to set the selling price of natural rubber according to market conditions and guarantees a minimum gross profit margin of 3.5% (the "Guaranteed Margin") earned by First Goods And Materials Supply And Sales Corporation and Second Goods And Materials Supply And Sales Corporation (collectively the "Operating Subsidiaries) (Collectively the "Operating Subsidiaries) on natural rubber purchased from farms controlled by the Farming Bureau (the "Farms"). Pursuant to an amendment to the S&P Agreement, the Guaranteed Margin was reduced to 1.5% with effect from April 1, 1999.

                  As more fully described Note 3, effective January 1, 2000, the Group transfered all of the assets, liabilities operations and staff of the Operating Subsidiaries to the Farming Bureau. Consequently, the Group neither purchased nor sold rubber under the terms of the S&P Agreement during 2000.

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

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


16.      RELATED PARTY BALANCES AND TRANSACTIONS (continued)

         (c)      Consultancy fees
                  ----------------
                  Pursuant to a mandate letter dated February 1, 1994, which was amended on November 1, 1994, between Billion Luck and Brender Services Limited ("Brender"), which is beneficially owned by a director of the Company, Billion Luck agreed to pay Brender consultancy fees of HK$80 (RMB89) per month, and pursuant to a revised consulting agreement dated April 30, 1995, Brender agreed to provide accountancy and consulting services to the Company for a period of 5 years commencing on May 1, 1995. In consideration of the services to be rendered, the monthly consultancy fee paid by Billion Luck was increased to HK$170 (RMB184) per month during May 1, 1995 to April 30, 1997. In 1997, the consultancy agreement was renewed for another three years effective from May 1, 1997, and in consideration of the additional advisory and coordination works to be performed, the monthly consultancy fee was revised to HK$270 (RMB289) per month, and the agreement was terminated on February 1, 1999.


17.      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                 Year ended December 31,
                                                                          1998               1999               2000
                                                                 ---------------------------------------------------
                                                                           RMB                RMB                RMB
         Cash paid during the year for:
           Interest expense                                                 53                  5                  -
           Income tax                                                    6,011                  -                  -
                                                                       =======            =======            =======

         Non-cash investing and financing activities:
           Addition of intangible assets                                     -                  -             10,701
           Acquisition of a minority interest in a
             subsidiary (note 4)                                         7,000                  -             12,400
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

         (ii)     Marketable securities

                  The carrying amount reported in the consolidated balance sheets for marketable securities represents their fair values. The fair values for marketable securities are based on quoted market prices.

         (iii)    Trade receivables, accounts payable and other payables

                  The carrying amounts reported in the balance sheets for trade receivables, accounts payable and other payables approximate their fair values.

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

         (vi)     Written call option

                  The fair value of written call options was estimated using the Black-Scholes option pricing model.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


20.      RESERVES AND DISTRIBUTION OF PROFITS

         The movements in reserves during the years were as follows:

                                                                                     Collective
                                                                  Surplus               welfare
                                                                  reserve                  fund                Total
                                                               -----------------------------------------------------
                                                                      RMB                   RMB                  RMB

         Balance at December 31, 1997                              12,757                12,757               25,514
         Appropriation for the year                                   380                   380                  760
                                                                  -------               -------              -------

         Balance at December 31, 1998                              13,137                13,137               26,274
         Appropriation for the year                                   278                   278                  556
                                                                  -------               -------              -------

         Balance at December 31, 1999                              13,415                13,415               26,830
         Appropriation for the year                                   599                   599                1,198
                                                                  -------               -------              -------

         Balance at December 31, 2000                              14,014                14,014               28,028
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

         According to relevant laws and regulations in the PRC, distributable reserves of HARC and its subsidiaries are determined in accordance with the relevant PRC accounting rules and regulations. The amounts of retained earnings of HARC and its subsidiaries that are included in the consolidated balance sheets as of December 31, 1999 and 1998 that are available for distribution are RMB76,143 and RMB70,615, respectively. HARC has no retained earnings available for distribution as of December 31, 2000.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


21.      ACCUMULATED OTHER COMPREHENSIVE GAIN/(LOSS)

         The component of other comprehensive gain/(loss) is as follows:

                                                             Currency
                                                          translation
                                                          adjustments
                                                                  RMB

         Balance at December 31, 1998                              (4)
         Currency translation adjustment                          (14)
                                                              -------

         Balance at December 31, 1999                             (18)
         Currency translation adjustment                           36
                                                              -------

         Balance at December 31, 2000                              18
                                                              =======

         The earnings associated with the Group's investment in its foreign subsidiaries are considered to be permanently invested and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided.


22.      COMMITMENTS

         (a)      Lease commitments

                  At December 31, 2000, future minimum payments under non-cancelable operating leases for the leasing of buildings in Hainan, the PRC, from the Farming Bureau and companies controlled by the Farming Bureau consist of the following:

                                                             RMB
                  Payable in:
                    2001                                     170
                    2002                                     170
                    2003                                     170
                    2004                                     128
                    2005                                     128
                    Thereafter                               128
                                                           -----

                  Total minimum lease payments               894
                                                           =====

                  Rental expenses under operating leases for the years ended December 31, 2000, 1999 and 1998 amounted to RMB242, RMB242 and RMB242, respectively.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


22.      COMMITMENTS (continued)

         (b)      Machinery

                  Pursuant to a purchase agreement dated July 10, 1999, the Group was obligated to purchase machinery totaling RMB2,600. Deposit of RMB1,560 was paid.

                  Subsequent to December 31, 2000, the purchase agreement was canceled and the related deposit was repaid in the form of 49 percent of interest in an subsidiary of the Group that having a fair value of RMB901 and cash of RMB712.


23.      FOREIGN CURRENCY EXCHANGE

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


24.      RETIREMENT BENEFITS

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

         The amount of contributions paid by the Operating Subsidiaries, which were charged to the consolidated statements of operations, amounted to RMB262 and RMB287 for the years ended December 31, 1999 and 1998, respectively. As more fully described in Note 3, effective January 1, 2000, the Group disposed of these operations. There are nil amount of contributions paid by the Operating Subsidiaries.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


25.      VALUATION AND QUALIFYING ACCOUNTS

                                                             Provision for        Provision for
                                                                  doubtful            inventory
                                                                  accounts          write-downs                Total
                                                           ---------------------------------------------------------
                                                                      RMB                   RMB                  RMB
         Balance at December 31, 1997                                    -                    -                    -
         Charged to costs and expenses                               4,740                1,554                6,294
                                                                     -----                -----                -----

         Balance at December 31, 1998                                4,740                1,554                6,294
         Recovery of bad debts written-off                          (2,902)                   -               (2,902)
                                                                     -----                -----                -----

         Balance at December 31, 1999                                1,838                1,554                3,392
         Charged to costs and expenses                                   -                1,129                1,129
                                                                     -----                -----                -----

         Balance at December 31, 2000                                1,838                2,683                4,521
                                                                     =====                =====                =====


26.      SEGMENT FINANCIAL INFORMATION

         The Group was principally engaged in the distribution of natural rubber, the procurement of materials and supplies, and the distribution of other agricultural products in the PRC for the years 1998 and 1999 presented in the consolidated financial statements. The Group did not have any export sales during the three years ended December 31, 2000, 1999 and 1998.

         Description of products by segment
         ----------------------------------
         In 1999 and 1998, the Group had two reportable segments: (i) rubber and
         (ii) materials, supplies and other agricultural products. As more fully described in Note 3, effective January 1, 2000, the Group disposed of these operations. The reportable segments in 2000 are supermarket operations and processed timber. Accordingly, the segment result in 1999 had been restated. The Group's materials, supplies and other agricultural products division primarily sold materials, supplies and other agricultural products to farms, manufacturers and other distributors in the PRC. The Group's supermarket division primarily sold foods and grocery products to customers in the PRC. And the Group's timber division primarily sold processed timber wooden blocks to manufacturers and other distributors in the PRC.

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

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


26.      SEGMENT FINANCIAL INFORMATION (continued)

         Operating segment information
         -----------------------------

                                                                                 Year ended December 31,
                                                                          1998               1999               2000
                                                                 ---------------------------------------------------
                                                                           RMB                RMB                RMB
         Net sales to external customers:
           Natural rubber:
             Net sales to unaffiliated customers                       453,952            442,841                  -
             Net sales to affiliates                                    16,121                  -                  -
                                                                     ---------          ---------          ---------
                                                                       470,073            442,841                  -
                                                                     ---------          ---------          ---------
           Materials, supplies and other agricultural products:
               Net sales to unaffiliated customers                      43,367              9,120                306
               Net sales to affiliates                                  14,252             23,718                  -
                                                                     ---------          ---------          ---------
                                                                        57,619             32,838                306
                                                                     ---------          ---------          ---------
         Supermarket operations:
           Net sales to unaffiliated customers                               -                688              5,253
           Net sales to affiliates                                           -                  -                  -
                                                                     ---------          ---------          ---------
                                                                             -                688              5,253
                                                                     ---------          ---------          ---------
         Processed timber:
           Net sales to unaffiliated customers                               -                  -              1,395
           Net sales to affiliates                                           -                  -                  -
                                                                     ---------          ---------          ---------
                                                                             -                  -              1,395
                                                                     ---------          ---------          ---------

         Total consolidated net sales                                  527,692            476,367              6,954
                                                                     =========          =========          =========

         Depreciation and amortization expenses:
           Natural rubber                                                1,287                723                  -
           Materials, supplies and other
             agricultural products                                          45                333                280
           Supermarket operations                                            -                  7                119
           Processed timber                                                  -                  -                317
                                                                     ---------          ---------          ---------

         Total segment depreciation and amortization
           expenses                                                      1,332              1,063                716

         Reconciling item:
           Depreciation and amortization expenses
             attributable to corporate assets                               38                 28              3,134
                                                                     ---------          ---------          ---------
         Total consolidated depreciation and
           amortization expenses                                         1,370              1,091              3,850
                                                                     =========          =========          =========

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


26.      SEGMENT FINANCIAL INFORMATION (continued)

         Operating segment information (continued)
         -----------------------------

                                                                                 Year ended December 31,
                                                                          1998               1999               2000
                                                                 ---------------------------------------------------
                                                                           RMB                RMB                RMB
         Segment profit/(loss):
           Natural rubber                                                3,465              5,634                  -
           Materials, supplies and other
             agricultural products                                      (7,967)             3,040                 10
           Supermarket operations                                            -                117              1,045
           Processed timber                                                  -                  -               (503)
                                                                     ---------          ---------          ---------
         Total segment profit/(loss)                                    (4,502)             8,791                552

         Reconciling items:
           Corporate expenses                                          (15,852)           (15,056)           (28,416)
           Loss on impairment of an investment                         (49,969)                 -                  -
           Interest income                                               6,862                944             11,749
           Interest expense                                               (289)                (1)                 -
                                                                     ---------          ---------          ---------
         Total consolidated loss before
           income taxes                                                (63,750)            (5,322)           (16,115)
                                                                     =========          =========          =========


                                                                                        December 31,
                                                                          1998               1999               2000
                                                                 ---------------------------------------------------
                                                                           RMB                RMB                RMB
         Segment assets:
           Natural rubber                                              258,090            115,651                  -
           Materials, supplies and other
             agricultural products                                      16,298            105,631                  -
           Supermarket operations                                            -              6,290              6,416
           Processed timber                                                  -              4,281              7,303
                                                                     ---------          ---------          ---------
         Total segment assets                                          274,388            231,853             13,719

         Reconciling items:
           Corporate assets                                              8,046             53,912            135,746
           Investments                                                 119,301            117,808            184,374
           Intersegment receivables                                    (31,009)           (26,477)                 -
                                                                     ---------          ---------          ---------

         Total consolidated assets                                     370,726            377,096            333,839
                                                                     =========          =========          =========

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


26.      SEGMENT FINANCIAL INFORMATION (continued)

         Operating segment information (continued)
         -----------------------------

                                                                                 Year ended December 31,
                                                                          1998               1999               2000
                                                                 ---------------------------------------------------
                                                                           RMB                RMB                RMB
         Expenditure for additions to long-lived assets:
           Natural rubber                                                  332                  -                  -
           Materials, supplies and other
             agricultural products                                          58                 54                  -
           Supermarket operations                                            -              4,223                387
           Processed timber                                                  -              1,326              3,250
                                                                       -------            -------            -------

         Total segment expenditure for additions to
           long-lived assets                                               390              5,603              3,637

         Reconciling item:
           Corporate assets                                                700                557              2,718
                                                                       -------            -------            -------

         Total consolidated expenditure for
           additions to long-lived assets                                1,090              6,160              6,355
                                                                       =======            =======            =======

         Long-lived assets of reportable segments and corporate assets consisted of property and equipment.

         Net sales to external customers of the materials, supplies and other agricultural products division included the following product lines:

                                                                                 Year ended December 31,
                                                                          1998               1999               2000
                                                                 ---------------------------------------------------
                                                                           RMB                RMB                RMB

         Materials and supplies                                         28,180             32,838                  -
         Other agricultural products                                    29,439                  -                306
         Supermarket operations                                              -                688              5,253
         Processed timber                                                    -                  -              1,395
                                                                       -------            -------            -------

                                                                        57,619             33,526              6,954
                                                                       =======            =======            =======

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


26.      SEGMENT FINANCIAL INFORMATION (continued)

         Major customers
         ---------------
         For the year ended December 31, 1998, sales under the distribution of natural rubber segment to two unaffiliated customers, Jilin Hualin Rubber Factory and Zhanjiang Sugar and Wine Company, amounted to approximately 20% of the total net sales of the Group.

         Except for the above, the Group did not have any major customers which represented more than 10% of the total consolidated net sales in 2000, 1999 and 1998.


27.      RECENT ACCOUNTING PRONOUNCEMENTS

         The FASB recently issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of SFAS No. 133" ("SFAS 137"). SFAS No. 137 defers for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule applies to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, which is required to be adopted in years beginning after June 15, 1999. SFAS No. 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. SFAS No. 133 will require the Group to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Group has determined there is no impact or effect of SFAS No. 133 on the results and financial position of the Group.

         In March 2000, the FASB issued FASB Interpretation No.44 (Fin No.44), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Option No. 25." FIN No.44 became effective July 1, 2000 and provides guidance for applying APB Option No. 25 "Accounting for Stock Issued to Employees." FIN No.44 had no impact on the financial condition or results of operations of the Group.

         In March 2000, the Emerging Issues Task Force of the FASB reached consensus on Issue No. 00-2 "Accounting for Website Development Cost." ("EITF 00-2"). EITF 00-2 establishes how an entity should account for costs incurred to develop a Web site. It requires that an entity capitalize costs during the Web application and infrastructure and graphics development stages of development. The consensus is effective for all costs incurred beginning after June 30, 2000, although earlier adoption is encouraged. EITF 00-2 did not have a material impact on the Group's financial condition or its results of operations.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


28.     QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table summarizes the quarterly financial data for the years ended December 31, 2000 and 1999. Net loss per share calculations for each of the quarters are based on the weighted average number of shares for each period; therefore, the sum of the quarters may not necessarily be equal to the full year per share amount.

                                                                                                           NET LOSS
                                                                                GROSS                      PER SHARE
                                                                   COST       PROFIT/      NET GAIN       (BASIC AND
                                                    REVENUES        OF         (LOSS)      /(LOSS)          DILUTED)
                                                     RMB           SALES         RMB          RMB            RMB
                                                   --------       -------     -------      ---------        --------
        2000
           March 31, 2000                            1,397         1,296         101          2,137           (3.60)
           June 30, 2000                             2,316         2,548        (232)        (2,184)          (3.68)
           September 30, 2000                        1,445         1,135         310         (8,813)         (13.47)
           December 31, 2000                         1,796         1,423         373        (14,340)         (10.90)
        Year Ended December 31, 2000                 6,954         6,402         552        (23,200)         (32.43)

        1999
           March 31, 1999                           21,355        21,140         215         (4,349)          (0.73)
           June 30, 1999                            83,960        81,928       2,032            228            0.38
           September 30, 1999                      190,190       186,900       3,290           (826)          (1.39)
           December 31, 1999                       180,862       177,968       2,894         (2,049)          (3.45)
        Year Ended December 31, 1999               476,367       467,936       8,431         (6,996)         (11.80)


                                    EXHIBITS

                                 EXHIBITS INDEX


         Exhibit No.                   Exhibit Description
         -----------                   -------------------

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

         10.1 Long-Term Sale and Purchase Agreement dated November 5, 1994, by and among Hainan Province Agricultural Reclamation General Company (the Farming Bureau), Hainan Agricultural Resources Company Ltd., Hainan Province Agricultural Reclamation No. 1 Materials Supply & Marketing Company (First Supply), and Hainan Province Agricultural Reclamation No. 2 Materials Supply & Marketing Company (Second Supply) (Original Chinese version with English translation filed as Exhibit 10.12 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)

         10.2 Rental Agreement, by and between General Bureau of Hainan State Farms (the Farming Bureau) and Hainan Agricultural Resources Company Limited (Original Chinese version with English Translation filed as Exhibit 10.14 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994, and incorporated herein by reference.)

         10.3 China Resources Development, Inc., 1995 Stock Option Plan, adopted as of March 31, 1995 (Filed as Exhibit 10.18 to Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 1995, and the Current Report on Form 8-K dated June 19, 1995, and incorporated herein by reference.)

         10.4 Contract on Investment in the Xilian Timber Mill between HARC and the State-Run Xilian Farm of Hainan Province dated July 7, 1994, and Supplementary Agreement dated December 24, 1994 (Original Chinese version with English translation filed as Exhibit 10.26 to Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.)

         10.5 Loan Agreement between HARC and the Farming Bureau, dated March 25, 1996, and the supplementary agreement dated December 31, 1996 (Certified English translation of original Chinese version filed as Exhibit 10.28 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996,and incorporated herein by reference.)

         10.6 Loan Agreement between HARC and the Registrant, dated March 25, 1996 (Certified English translation of original Chinese version filed as Exhibit 10.29 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996, and incorporated herein by reference.)

         10.7 Rental Agreement between HARC and the Hainan Farming Bureau Testing Center, dated August 9, 1996 (Certified English translation of original Chinese version filed as Exhibit 10.30 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996, and incorporated herein by reference.)

         10.8 China Resources Development, Inc., Amended and Restated 1995 Stock Option Plan, as amended on December 30, 1996 (Filed as
                  Exhibit 10.34 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996, and incorporated herein by reference.)

         10.9 Stock Purchase Agreement, by and between HARC and Guilinyang Farm, dated December 29, 1997. (Certified English translation of original Chinese version filed as Exhibit 10.39 to Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.)

         10.10 Agreement for the Sale and Purchase of Share in Hainan Zhongwei Agricultural Resources Company Ltd., dated April 30, 1998, by and between Guilinyang Farm and the Company (Certified English translation of original Chinese version filed as Exhibit 10.41 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, and incorporated herein by reference.)

         10.11 Employment Agreement between the Company and Li Feilie, dated August 1, 1998 (Filed as Exhibit 10.42 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.)

         10.12 Employment Agreement between the Company and Tam Cheuk Ho, dated February 1, 1999 (Filed as Exhibit 10.43 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.)

         10.13 Employment Agreement between the Company and Wong Wah On, dated February 1, 1999 (Filed as Exhibit 10.44 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.)

         10.14 Service Agreement between the Company and Ching Lung Po, dated February 1, 1999 (Filed as Exhibit 10.45 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.)

         10.15 Long-Term Sale and Purchase Supplementary Agreement No. 3 by and among Farming Bureau, HARC, First Supply and Second Supply, dated May 21, 1999 (Certified English translation of original Chinese version filed as Exhibit 10.22 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999, and incorporated herein by reference.)

         10.16 Assets and Staff Transfer Agreement by and among the Farming Bureau, HARC, First Supply, Second Supply and Sales Centre dated March 3, 2000 (Certified English translation of original Chinese version filed as Exhibit 10.23 to Current Report on Form 8-K dated March 18, 2000, and incorporated herein by reference.)

         10.17 Shareholders' Agreement on Business Restructuring by and among the Farming Bureau, the Registrant and Billion Luck dated March 3, 2000 (Certified English translation of original Chinese version filed as Exhibit 10.24 to Current Report on Form 8-K dated March 18, 2000, and incorporated herein by reference.)

         10.18 Acquisition Agreement among the Registrant, E-link Investment Limited and Silver Moon Technologies Limited, dated June 30, 2000 (Filed as Exhibit 10.25 to Current Report on Form 8-K dated June 30, 2000, and incorporated herein by reference.)

         10.19 Stock Purchase Agreement by and between HARC and Guilinyang Farm dated July 28, 2000 (Certified English translation of original Chinese version filed as Exhibit 10.26 to Current Report on Form 8-K dated July 28, 2000, and incorporated herein by reference.)

         11.3 Computation of Earnings Per Share for Fiscal Year ended December 31, 2000 (Contained in Financial Statements filed herewith.)

         21       Subsidiaries of the Registrant (Filed herewith.)

         99.2 Notice of Annual Meeting, Proxy Statement and Proxy distributed to shareholders in advance of annual meeting held on October 12, 2000 (Filed with Schedule 14A dated October 2, 2000, and incorporated herein by reference.)