Form 10-Q
period 2001-03-31
CHINA RESOURCES DEVELOPMENT INC
filed 2001-05-21
CIK 793628

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarter period ended March 31, 2001
                                      --------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ___________ to _____________


                        CHINA RESOURCES DEVELOPMENT, INC.
               (Exact Name of registrant as Specified in Charter)



         Nevada                         0-26046                   87-02623643
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 837,797 shares of common stock, $0.001 par value, as of May 14, 2000.

                                   CONVENTIONS

         Unless otherwise specified, all references in this report to "U.S. Dollars," "Dollars," "US$," or "$" are to United States dollars; all references to "Hong Kong Dollars" or "HK$" are to Hong Kong dollars; and all references to "Renminbi" or "RMB" or "Yuan" are to Renminbi Yuan, which is the lawful currency of the People's Republic of China ("China" or "PRC"). The Company and Billion Luck maintain their accounts in U.S. Dollars and Hong Kong Dollars, respectively. HARC and its subsidiaries maintain their accounts in Renminbi. The financial statements of the Company and its subsidiaries are prepared in Renminbi. Translations of amounts from Renminbi to U.S. Dollars and from Hong Kong Dollars to U.S. Dollars are for the convenience of the reader. Unless otherwise indicated, any translations from Renminbi to U.S. Dollars or from U.S. Dollars to Renminbi have been made at the single rate of exchange as quoted by the People's Bank of China (the "PBOC Rate") on March 31, 2001, which was approximately U.S.$1.00 = Rmb8.28. Translations from Hong Kong Dollars to U.S. Dollars have been made at the single rate of exchange as quoted by the Hongkong and Shanghai Banking Corporation Limited on March 31, 2001, which was approximately US$1.00 = HK$7.80. The Renminbi is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of Renminbi into U.S. Dollars or other currencies. All foreign exchange transactions take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. No representation is made that the Renminbi or U.S. Dollar amounts referred to herein could have been or could be converted into U.S. Dollars or Renminbi, as the case may be, at the PBOC Rate or at all.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
             (Amounts in thousands, except share and per share data)


                                             Three Months Ended March 31,
                                         --------------------------------------
                                           2001           2000           2001
                                         --------       --------       --------
                                           RMB             RMB            US$


NET SALES                                   4,528          1,397            547

COST OF SALES                              (4,199)        (1,296)          (507)
                                         --------       --------       --------
GROSS PROFIT                                  329            101             40

DEPRECIATION                                 (173)          (200)           (21)

AMORTIZATION                               (1,338)            --           (162)

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                 (3,989)        (4,449)          (482)

FINANCIAL INCOME/
  (EXPENSES), NET                             (70)            40             (8)

OTHER INCOME, NET                          10,547         13,019          1,274
                                         --------       --------       --------
INCOME BEFORE
    INCOME TAXES                            5,306          8,511            641

INCOME TAXES                               (1,262)        (1,957)          (152)
                                         --------       --------       --------
INCOME BEFORE
  MINORITY INTERESTS                        4,044          6,554            489

MINORITY INTERESTS                          1,070         (4,417)           129
                                         --------       --------       --------

NET INCOME                                  5,114          2,137            618
                                         ========       ========       ========
BASIC AND DILUTED
  EARNINGS PER SHARE                         6.10           3.60           0.74
                                         ========       ========       ========
WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                 837,797        592,900        837,797
                                         ========       ========       ========

See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
             (Amounts in thousands, except share and per share data)


                                                              March 31,    December 31,        March 31,
                                                                   2001            2000             2001
                                                                    RMB             RMB              US$
                                                 Notes      (Unaudited)          (Note)      (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                     79,277          37,547            9,575
  Marketable securities                            2               869          62,384              105
  Trade receivables                                                 88              88               11
  Inventories - finished goods                                   2,900           1,884              350
  Other receivables, deposits and prepayments                    9,192          11,721            1,110
  Amount due from Farming Bureau                                13,509          13,509            1,632
  Amounts due from related companies                             1,137           1,168              137
                                                              --------        --------         --------
TOTAL CURRENT ASSETS                                           106,972         128,301           12,920
PROPERTY AND EQUIPMENT                             3            13,148          13,304            1,588
INVESTMENTS                                                    184,374         184,374           22,268
INTANGIBLE ASSETS                                                6,522           7,860              788
                                                              --------        --------         --------
TOTAL ASSETS                                                   311,016         333,839           37,564
                                                              ========        ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                 732             748               88
  Other payables and accrued liabilities          4              8,076          16,653              975
  Margin loan payable                             5                 --          18,572               --
  Due to investment adviser                                     12,253          12,253            1,480
  Income taxes payable/(recoverable)                             1,037            (225)             125
  Amounts due to related companies                                 666             666               81
                                                              --------        --------         --------
TOTAL CURRENT LIABILITIES                                       22,764          48,667            2,749

MINORITY INTERESTS                                             113,430         115,480           13,700
                                                              --------        --------         --------
TOTAL LIABILITIES AND MINORITY
   INTERESTS                                                   136,194         164,147           16,449
                                                              --------        --------         --------

SHAREHOLDERS' EQUITY Common stock, US$0.001 par value:
   Authorized  -  200,000,000  shares  in 2001
and 2000
   Issued and  outstanding - 837,797 shares in
2001
     and 2000                                                        7               7                1
  Preferred stock, authorized -
    10,000,000 shares in 2001 and 2000
      Series B preferred  stock,  US$0.001 par
value:
        Authorized  -  320,000  shares in 2001
and 2000
        Issued  and   outstanding   -  320,000
shares
          in 2001 and 2000                                           3               3               --
Additional paid-in capital                                     169,052         169,052           20,418
Reserves                                                        28,028          28,028            3,385
Accumulated deficits                                           (22,302)        (27,416)          (2,693)
Accumulated other comprehensive gain                                34              18                4
                                                              --------        --------         --------
TOTAL SHAREHOLDERS' EQUITY                                     174,822         169,692           21,115
                                                              --------        --------         --------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                                       311,016         333,839           37,564
                                                              ========        ========         ========


Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                             (Amounts in thousands)


                                                                                             Accumulated
                                       Series B    Additional                                      other
                           Common     preferred       paid-in                 Accumulated  comprehensive
                            stock         stock       Capital     Reserves       deficits           gain        Total
                              RMB           RMB           RMB          RMB            RMB            RMB          RMB
Balance at January
   1, 2001                      7             3       169,052        28,028       (27,416)            18       169,692

Net income                     --            --            --            --         5,114             --         5,114
Currency translation
  Adjustments                  --            --            --            --            --             16            16
                                                                                                               -------
Comprehensive gain             --            --            --            --            --             --         5,130
                                                                                                               -------

                          -------      --------       -------       -------       -------        -------       -------
Balance at March
   31, 2001                     7             3       169,052        28,028       (22,302)            34       174,822
                          =======       =======       =======       =======       =======        =======       =======



See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                             (Amounts in thousands)


                                                                     Three months ended March 31,
                                                                     ----------------------------
                                                                 2001             2000             2001
                                                                 ----             ----             ----
                                                                  RMB              RMB              US$

Net cash provided by/(used in) operating activities            41,747           (9,705)           5,042

INVESTING ACTIVITIES
  Purchases of property and equipment                             (17)          (1,454)              (2)
  Proceeds from disposal of investments                            --              928               --
  Proceeds from disposal of property and equipment                 --            1,547               --
                                                              -------          -------          -------
Net cash provided by/(used in) investing activities               (17)           1,021               (2)
                                                              -------          -------          -------

FINANCING ACTIVITIES
  Reduction in minority interests                                  --           (1,173)              --
                                                              -------          -------          -------

NET INCREASE/(DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                 41,730           (9,857)           5,040

Cash and cash equivalents, at beginning of period              37,547           38,138            4,535
                                                              -------          -------          -------
Cash and cash equivalents, at end of period                    79,277           28,281            9,575
                                                              =======          =======          =======


See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (Amounts in thousands)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

         The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

2.       MARKETABLE SECURITIES

                                                                         March 31,         December 31,
                                                                              2001                 2000
                                                                               RMB                  RMB
         Trading securities listed on the Hong Kong
           Stock Exchange
             At cost                                                         2,846               78,798
             Less: unrealized loss                                          (1,977)             (16,414)
                                                                            ------              -------
         Fair value                                                            869               62,384
                                                                            ======               ======

3.       PROPERTY AND EQUIPMENT, NET

                                                                         March 31,         December 31,
                                                                              2001                 2000
                                                                               RMB                  RMB

         At cost:
           Buildings and leasehold improvements                              4,843                4,843
           Machinery, equipment and motor vehicles                          10,930               10,913
                                                                            ------              -------
                                                                            15,773               15,756

         Accumulated depreciation:                                          (2,625)              (2,452)
                                                                            ------              -------
         Net book value                                                     13,148               13,304
                                                                            ======              =======





4.       OTHER PAYABLES AND ACCRUED LIABILITIES

                                                                         March 31,         December 31,
                                                                              2001                 2000
                                                                               RMB                  RMB

         Other payables                                                      4,953               10,783
         Accrued liabilities                                                 3,123                2,688
         Call options written, at fair value
           (premium received RMB3,182)                                          --                3,182
                                                                            ------              -------
                                                                             8,076               16,653
                                                                            ======               ======

5.       MARGIN LOAN PAYABLE

         The Company had a margin loan payable balance of RMB18,572 as of December 31, 2000 which was used to purchase marketable securities listed on the Hong Kong Stock Exchange. The margin loan was repaid as the securities were sold in the first quarter of 2001.

6.       SEGMENT FINANCIAL INFORMATION

                                                                           Three months ended March 31,
                                                                                 2001              2000
                                                                                  RMB               RMB
         Net sales to external customers:
         Supermarket operations, net sales to
           unaffiliated customers                                               1,343             1,151
         Processed timber, net sales to
           unaffiliated customers                                                  --               246
         Natural rubber, net sales to
           unaffiliated customers                                               3,185                --
                                                                               ------            ------

         Total consolidated net sales                                           4,528             1,397
                                                                               ======            ======

         Segment profit/(loss):
           Supermarket operations                                                  89               (40)
           Processed timber                                                       (41)             (164)
           Natural rubber                                                        (501)               --
                                                                               ------            ------
         Total segment loss                                                     (453)             (204)

         Reconciling items:
           Corporate expenses                                                  (4,559)           (4,288)
           Gain on trading of marketable securities                             7,208            12,983
           Premium earned on written call options                               3,180                --
           Interest income                                                        159                20
           Interest expense                                                      (229)               --
                                                                               ------            ------
         Total consolidated income
           before income taxes                                                  5,306             8,511
                                                                               ======            ======

                                                                            March 31,     December 31,
                                                                                 2001             2000
                                                                                  RMB              RMB
         Segment assets:
           Supermarket operations                                               6,466             6,416
           Processed timber                                                     7,262             7,303
           Natural rubber                                                      44,363            62,812
                                                                               ------            ------
         Total segment assets                                                  58,091            76,531

         Reconciling items:
           Corporate assets                                                    68,551            72,934
           Investments                                                        184,374           184,374
                                                                              -------           -------
         Total consolidated assets                                            311,016           333,839
                                                                              =======           =======

7.       POST BALANCE SHEET EVENT

         On April 30, 2001, the Company's wholly-owned subsidiary, Billion Luck, through its nominees, acquired the 39% equity interest in its 61%-owned subsidiary, HARC, from the Farming Bureau, for total consideration of RMB129,405 (US$15,629) (the "Purchase Consideration"). Following the acquisition, HARC has become an indirect wholly-owned subsidiary of the Company. Concurrent with the acquisition, HARC has entered into several agreements with the Farming Bureau to dispose of certain assets, including 24,877,008 shares of Hainan Sundiro Motorcycle Co. Ltd., a 13% equity interest in Xilian Timber Mill and a 58% equity interest in Hainan Weilin, valued in the aggregate at RMB78,800 (US$9,517). The Company has ceased the timber processing operations following the disposition of its 58% interest in Hainan Weilin. Management does not anticipate recording a loss on the disposition of these assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

         The following table shows the selected unaudited condensed consolidated income statement data of the Company and its subsidiaries for the three months ended March 31, 2001 and 2000. The data should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and related notes thereto.

         The discussions below are presented in the Company's primary operating currency, which is the Renminbi Yuan ("RMB"). For information purposes only, the amounts may be translated into U.S. dollars at an exchange rate of $1.00 = RMB8.28, which represents the approximate single rate of exchange as quoted by the People's Bank of China on March 31, 2001. No representation is made that RMB amounts could have been, or could be, converted into U.S. dollars at that rate or any other rate.

(Amounts in thousands)                           Three months ended March 31,
                                                 ----------------------------
                                                         2001            2000
                                                          RMB             RMB

Net sales:
   Supermarket operations                               1,343           1,151
   Processed timber                                        --             246
   Natural rubber                                       3,185              --
                                                   ----------      ----------
                                                        4,528           1,397
                                                   ----------      ----------
Gross profit                                              329             101
Gross profit margin (%)                                  7.27            7.23
Income before income taxes                              5,306           8,511
Income taxes                                          (1,262)          (1,957)
                                                   ----------      ----------
Income before minority interest                         4,044           6,554
Minority interests                                      1,070          (4,417)
                                                   ----------      ----------
Net income                                              5,114           2,137
                                                   ==========      ==========

         NET SALES AND GROSS PROFIT

         Supermarket operations were established by the Company in the fourth quarter of 1999. Net sales from supermarket operations increased by 16.7% from RMB1,151,000 (US$139,000) for the first quarter of 2000 to RMB1,343,000
(US$162,000) for the first quarter of 2001. For the first quarter of 2001, supermarket operations had gross profit and gross profit margin of RMB325,000 (US$39,000) and 24.2%, respectively. For the first quarter of 2000, supermarket operations had gross profit and gross profit margin of RMB196,000 (US$24,000) and 17.0%, respectively. The increase in net sales and gross profit margin were due to the successful marketing efforts of the Company and its ability to source less expensive and better quality products from suppliers.

         Processed timber operations commenced in the first quarter of 2000. Disposition of the processed timber business resulted in a gross loss of RMB95,000 (US$11,000) or 38.6% on sales for the first quarter of 2000, as the processing factory was still in the start-up phase and was operated at one-third of its full capacity. There were no sales of processed timber in the first quarter of 2001 as market conditions were poor and the Company was reluctant to sell the processed timber at a reduced price. The Company's disposition of its 58% interest in Hainan Weilin to the Farming Bureau in the second quarter of 2001 resulted in cessation of its timber processing operations (see Note 7 to condensed consolidated financial statements).

         Notwithstanding the cessation of natural rubber operations in early 2000, the Company engages in trading of natural rubber occasionally when a profit is anticipated. During the first quarter of 2001, the Company had sales of RMB3,185,000 (US$385,000) and gross profit margin of 0.1%. The natural rubber market remained relatively stable in 2000 and 2001 and management anticipates that natural rubber prices will continue to remain stable for the foreseeable future. Therefore, the Company has decided to trade natural rubber again in the first quarter of 2001.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the first quarter of 2001 decreased by 10% to RMB4.0 million (US$482,000) from RMB4.4 million (US$531,000) for the first quarter of 2000. The decrease was mainly due to set up costs incurred for its supermarket and timber operations in the first quarter of 2000, including professional and registration expenses for establishing new subsidiaries.

         AMORTIZATION

         Expenses for the first quarter of 2001 represented amortization of acquired website technology on June 30, 2000 on the straight-line basis over two years.

         FINANCIAL INCOME/(EXPENSES), NET

         Net financial income for the first quarter of 2000 was RMB40,000 (US$5,000), while the net financial expenses for the first quarter of 2001 was RMB70,000 (US$8,000). The change from net income to net expenses was due to margin loan interest expenses of RMB216,000 (US$26,000) incurred in the first quarter of 2001 which were partly offset by an increase in interest income of RMB106,000 (US$13,000) resulting from an increase in bank deposits in the first quarter of 2001.

         OTHER INCOME, NET

         Other income for the first quarter of 2000 represented a net gain on trading of marketable securities. Other income for the first quarter of 2001 represented a net gain on trading of marketable securities of RMB7.2 million (US$870,000) and a premium earned on written call options of RMB3.2 million (US$386,000).

         INCOME TAXES

         It is management's intention to reinvest all the income attributable to the Company earned by its operations outside the US. Accordingly, no US federal and state income taxes have been provided in these consolidated financial statements.

         Income taxes for the first quarter of 2000 consisted of PRC federal income tax computed at 15% on assessable income in 2000 for foreign investment enterprises operating in Hainan. Income taxes for the first quarter of 2001 consisted of under-provision of PRC federal income tax on assessable income in 2000 for foreign investment enterprises operating in Hainan.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary liquidity needs are to fund inventories, trade receivables and operating expenses, and to expand business operations. The Company has financed its working capital requirements primarily through internally generated cash.

         The Company had a working capital surplus of approximately RMB84.2 million (US$10.2 million) as of March 31, 2001, compared to that of approximately RMB79.6 million (US$9.6 million) as of December 31, 2000. Net cash provided by operating activities for the three months ended March 31, 2001 was approximately RMB41.7 million (US$5.0 million), as compared to net cash used in operating activities of RMB9.7 million (US$1.2 million) for the corresponding period in 2000. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in operating assets and liabilities.

         There has been no other significant change in financial condition and liquidity since the fiscal year ended December 31, 2000. The Company believes that internally generated funds will be sufficient to satisfy its anticipated working capital needs for at least the next twelve months.

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

         The Company's interest income is most sensitive to changes in the general level of Renminbi interest rates. In this regard, changes in Renminbi interest rates affect the interest earned on the Company's cash equivalents. As at March 31, 2001, the Company's cash equivalents are mainly Renminbi, Hong Kong Dollar and United States Dollar deposits with financial institutions, bearing market interest rates without fixed term.

         As at March 31, 2001, the Company had short-term investments in marketable securities in the Hong Kong stock market with a total market value of RMB869,000 (US$105,000). These investments expose the Company to market risks that may cause the future value of these investments to be lower than the original cost of such investments.


FINANCIAL POSITION

Marketable Securities
Marketable securities decreased by 99% from December 31, 2000 to March 31, 2001 due to the sale of the securities in the first quarter of 2001.

Margin Loan Payable
The margin loan payable at December 31, 2000 was used to purchase marketable securities. The margin loan was repaid when the securities were sold in the first quarter of 2001.

Other Payables and Accrued Liabilities
In the first quarter of 2001, the Company recognized the call option premium of RMB3,182,000 (US$384,000) included in other payables and accrued liabilities. Also, the Company repaid a short term loan payable in the amount of RMB5,830,000 (US$704,000).

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

         NONE

ITEM 2.  CHANGES IN SECURITIES:

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         NONE

ITEM 5.  OTHER INFORMATION:

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) The following Exhibits are filed as part of this Form 10-Q or incorporated by reference as indicated below:

Exhibit No.                          Exhibit Description
-----------                          -------------------

10.1 Agreement for the Sale and Purchase of Shares in HARC by and between the Farming Bureau and Shenzhen Shenhua Investment Co. Ltd. dated April 17, 2001 (Certified English translation of original Chinese version filed as Exhibit 10.27 to Current Report on Form 8-K filed May 17, 2001, and incorporated herein by reference.)

10.2 Agreement for the Sale and Purchase of Shares in HARC by and between the Farming Bureau and Shenzhen Fengsun Development Co. Ltd. dated April 17, 2001 (Certified English translation of original Chinese version filed as Exhibit 10.28 to Current Report on Form 8-K filed May 17, 2001, and incorporated herein by reference.)

10.3 Agreement for the Sale and Purchase of Shares in HARC by and between the Farming Bureau and Hainan Zhongwei Trading Co. Ltd. dated April 17, 2001 (Certified English translation of original Chinese version filed as Exhibit 10.29 to Current Report on Form 8-K filed May 17, 2001, and incorporated herein by reference.)

10.4 Agreement for the Sale and Purchase of Shares in HARC by and between the Farming Bureau and Shenzhen Chaopeng Investment Co. Ltd. dated April 17, 2001 (Certified English translation of original Chinese version filed as Exhibit 10.30 to Current Report on Form 8-K filed May 17, 2001, and incorporated herein by reference.)

10.5 Agreement for the Sale and Purchase of Shares in HARC by and between the Farming Bureau and Shenzhen Feishang Development Co. Ltd. dated April 17, 2001 (Certified English translation of original Chinese version filed as Exhibit 10.31 to Current Report on Form 8-K filed May 17, 2001, and incorporated herein by reference.)

10.6 Form of Declaration of Trust (Certified English translation of original Chinese version filed as Exhibit 10.32 to Current Report on Form 8-K filed May 17, 2001, and incorporated herein by reference.)

10.7 Agreement for the Sale and Purchase of Shares in Xilian Timber Mill by and between HARC and the Farming Bureau dated April 17, 2001 (Certified English translation of original Chinese version filed as Exhibit 10.33 to Current Report on Form 8-K filed May 17, 2001, and incorporated herein by reference.)

10.8 Agreement for the Sale and Purchase of Shares in Hainan Weilin by and between HARC and the Farming Bureau dated April 17, 2001 (Certified English translation of original Chinese version filed as Exhibit 10.34 to Current Report on Form 8-K filed May 17, 2001, and incorporated herein by reference.)

10.9 Agreement for the Sale and Purchase of Shares in Hainan Sundiro Motorcycle Co. Ltd. by and between HARC and the Farming Bureau dated April 17, 2001 (Certified English translation of original Chinese version filed as Exhibit 10.35 to Current Report on Form 8-K filed May 17, 2001, and incorporated herein by reference.)

11 Computation of Earnings/(Loss) Per Share (Contained in Financial Statements in Part I, Item I hereof.)

(b) During the three months ended March 31, 2001, the Company filed no current report on Form 8-K. The Company filed one current report on Form 8-K on May 17, 2001, that report reported, in Item 2, the acquisition of the 39% equity interest in HARC by Billion Luck, through its nominees, from the Farming Bureau for total consideration of Rmb129,405,000 (US$15,629,000) and the Company's disposition of certain assets to the Farming Bureau, including 24,877,008 shares of Hainan Sundiro Motortcycle Co. Ltd., a 13% equity interest in Xilian Timber Mill and a 58% equity interest in Hainan Weilin, for total consideration of RMB78,800,000 (US$9,517,000).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CHINA RESOURCES DEVELOPMENT, INC.





May 21, 2001                           By:/s/ Ching Lung Po
                                          -------------------------------------
                                          Ching Lung Po, Chairman



                                       By:/s/ Tam Cheuk Ho
                                          -----------------------------------
                                          Tam Cheuk Ho, Chief Financial Officer