Form 10-Q
period 2001-06-30
CHINA RESOURCES DEVELOPMENT INC
filed 2001-08-20
CIK 793628

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q




[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarter period ended June 30, 2001
                                      -------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 837,797 shares of common stock, $0.001 par value, as of August 14, 2001.

                                   CONVENTIONS

         Unless otherwise specified, all references in this report to "U.S. Dollars," "Dollars," "US$," or "$" are to United States dollars; all references to "Hong Kong Dollars" or "HK$" are to Hong Kong dollars; and all references to "Renminbi" or "RMB" or "Yuan" are to Renminbi Yuan, which is the lawful currency of the People's Republic of China ("China" or "PRC"). The Company and Billion Luck maintain their accounts in U.S. Dollars and Hong Kong Dollars, respectively. HARC and its subsidiaries maintain their accounts in Renminbi. The financial statements of the Company and its subsidiaries are prepared in Renminbi. Translations of amounts from Renminbi to U.S. Dollars and from Hong Kong Dollars to U.S. Dollars are for the convenience of the reader. Unless otherwise indicated, any translations from Renminbi to U.S. Dollars or from U.S. Dollars to Renminbi have been made at the single rate of exchange as quoted by the People's Bank of China (the "PBOC Rate") on June 30, 2001, which was approximately U.S.$1.00 = Rmb8.28. Translations from Hong Kong Dollars to U.S. Dollars have been made at the single rate of exchange as quoted by the Hongkong and Shanghai Banking Corporation Limited on June 30, 2001, which was approximately US$1.00 = HK$7.80. The Renminbi is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of Renminbi into U.S. Dollars or other currencies. All foreign exchange transactions take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. No representation is made that the Renminbi or U.S. Dollar amounts referred to herein could have been or could be converted into U.S. Dollars or Renminbi, as the case may be, at the PBOC Rate or at all.

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

         References to "HARC" are to Hainan Zhongwei Agricultural Resources Company Limited, a company organized in the PRC, whose capital is owned 95% by Billion Luck and 5% by the Company.

         References to the "PRC" or "China" include all territory claimed by or under the control of the Central Government, except Hong Kong, Macau, and Taiwan.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
             (Amounts in thousands, except share and per share data)

                                                      Three Months Ended June 30,                   Six Months Ended June 30,
                                                --------------------------------------       --------------------------------------
                                                  2001           2000           2001           2001           2000           2001
                                                --------       --------       --------       --------       --------       --------
                                                   RMB            RMB            US$            RMB            RMB            US$
NET SALES                                          1,499          1,280            181          6,027          2,431            728

COST OF SALES                                     (1,149)        (1,056)          (139)        (5,348)        (2,011)          (646)
                                                --------       --------       --------       --------       --------       --------
GROSS PROFIT                                         350            224             42            679            420             82

DEPRECIATION                                        (232)          (351)           (28)          (405)          (551)           (49)

AMORTIZATION                                      (2,813)            --           (340)        (4,151)            --           (501)

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                         (4,173)        (3,712)          (504)        (8,121)        (8,083)          (983)

FINANCIAL INCOME, NET                                618          3,668             75            548          3,707             66

OTHER INCOME/(EXPENSES), NET                         330         (2,483)            40         10,877         10,528          1,314
                                                --------       --------       --------       --------       --------       --------
INCOME/(LOSS) FROM
  CONTINUING OPERATIONS
  BEFORE INCOME TAXES                             (5,920)        (2,654)          (715)          (573)         6,021            (71)

INCOME TAXES                                          --            187             --         (1,262)        (1,770)          (153)
                                                --------       --------       --------       --------       --------       --------
INCOME/(LOSS) FROM
  CONTINUING OPERATIONS
  BEFORE MINORITY INTERESTS                       (5,920)        (2,467)          (715)        (1,835)         4,251           (224)

MINORITY INTERESTS                                   145            591             18          1,198         (3,895)           147
                                                --------       --------       --------       --------       --------       --------
INCOME/(LOSS) FROM
  CONTINUTING OPERATIONS                          (5,775)        (1,876)          (697)          (637)           356            (77)

DISCONTINUED OPERATIONS
  Loss on continuing operations of
  discontinued timber segment                         --           (308)            --            (24)          (403)            (3)
                                                --------       --------       --------       --------       --------       --------
NET LOSS                                          (5,775)        (2,184)          (697)          (661)           (47)           (80)
                                                ========       ========       ========       ========       ========       ========
BASIC AND DILUTED EARNINGS/
  (LOSS) PER SHARE
    Continuing operations                          (6.89)         (3.16)         (0.83)         (0.76)          0.60          (0.09)
    Discontinued operations                           --          (0.52)            --          (0.03)         (0.68)            --
                                                --------       --------       --------       --------       --------       --------
Net loss per share
   - basic and diluted                             (6.89)         (3.68)         (0.83)         (0.79)         (0.08)         (0.09)
                                                ========       ========       ========       ========       ========       ========
WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                        837,797        592,900        837,797        837,797        592,900        837,797
                                                ========       ========       ========       ========       ========       ========

See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                    AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
             (Amounts in thousands, except share and per share data)

                                                                June 30,          December 31,          June 30,
                                                                  2001               2000                 2001
                                                                  RMB                 RMB                  US$
                                                  Notes        (Unaudited)           (Note)            (Unaudited)
                                                  -----        -----------           -------           -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                       34,846              37,546               4,208
  Marketable securities                             3                959              62,384                 116
  Inventories - finished goods                                     1,617                 598                 195
  Other receivables, deposits and prepayments                     10,884              10,585               1,315
  Amount due from Farming Bureau                                      --              13,509                  --
  Amounts due from related companies                                 636                 636                  77
  Income taxes recoverable                                           309                 225                  37
  Net assets of discontinued operations             2                 --               2,388                  --
                                                                 -------             -------             -------
TOTAL CURRENT ASSETS                                              49,251             127,871               5,948
PROPERTY AND EQUIPMENT                              4              7,078               9,044                 855
PROPERTY, PLANT AND EQUIPMENT OF
  DISCONTINUED OPERATIONS                           2                 --               4,260                  --
INVESTMENTS                                                      109,615             184,374              13,238
INTANGIBLE ASSETS                                                 22,604               7,860               2,730
                                                                 -------             -------             -------
TOTAL ASSETS                                                     188,548             333,409              22,771
                                                                 =======             =======             =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                   234                 269                  28
  Other payables and accrued liabilities            5              5,732              16,477                 692
  Margin loan payable                               6                 --              18,572                  --
  Due to investment adviser                                       12,253              12,253               1,480
  Amount due to Farming Bureau                                       617                  --                  75
  Amounts due to related companies                                   666                 666                  80
                                                                 -------             -------             -------
TOTAL CURRENT LIABILITIES                                         19,502              48,237               2,355

MINORITY INTERESTS                                                    --             115,480                  --
                                                                 -------             -------             -------
TOTAL LIABILITIES AND MINORITY INTERESTS                          19,502             163,717               2,355
                                                                 -------             -------             -------

SHAREHOLDERS' EQUITY Common stock, US$0.001 par value:
   Authorized - 200,000,000 shares in 2001 and 2000
   Issued and  outstanding - 837,797  shares in 2001
     and 2000                                                          7                   7                   1
  Preferred stock, authorized -
    10,000,000 shares in 2001 and 2000
      Series B preferred stock, US$0.001 par value:
        Authorized  -  320,000  shares  in 2001 and 2000
        Issued and outstanding - 320,000 shares
          in 2001 and 2000                                             3                   3                  --
Additional paid-in capital                                       169,052             169,052              20,417
Reserves                                                          28,028              28,028               3,385
Accumulated deficits                                             (28,077)            (27,416)             (3,391)
Accumulated other comprehensive income                                33                  18                   4
                                                                 -------             -------             -------
TOTAL SHAREHOLDERS' EQUITY                                       169,046             169,692              20,416
                                                                 -------             -------             -------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                                         188,548             333,409              22,771
                                                                 =======             =======             =======

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                             (Amounts in thousands)


                                                                                Accumulated
                                 Series B   Additional                              other
                         Common  preferred   paid-in               Accumulated  comprehensive
                         stock    stock      capital    Reserves     deficits     income     Total
                          RMB      RMB         RMB         RMB         RMB         RMB        RMB
                       --------   --------   --------   --------    --------    --------   --------
Balance at January
   1, 2001                    7          3    169,052     28,028     (27,416)         18    169,692

Net loss                     --         --         --         --        (661)         --       (661)
Currency translation
  Adjustments                --         --         --         --          --          15         15
                                                                                           --------
Comprehensive loss           --         --         --         --          --          --       (646)
                                                                                           --------

                       --------   --------   --------   --------    --------    --------   --------
Balance at June 30,
    2001                      7          3    169,052     28,028     (28,077)         33    169,046
                       ========   ========   ========   ========    ========    ========   ========

See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                             (Amounts in thousands)

                                                                               Six months ended June 30,
                                                                               -------------------------
                                                                      2001               2000                2001
                                                                   --------            --------            --------
                                                                     RMB                  RMB                 US$


Net cash provided by/(used in) operating activities                 (27,612)             71,533              (3,336)

INVESTING ACTIVITIES
  Purchases of property and equipment                                   (36)             (1,084)                 (4)
  Proceeds from disposal of investments                              61,425                 928               7,419
  Proceeds from disposal of property and equipment                       --               1,547                  --
  Acquisition of additional interest in a subsidiary                (36,478)                 --              (4,406)
                                                                   --------            --------            --------
Net cash provided by investing activities                            24,911               1,391               3,009
                                                                   --------            --------            --------

FINANCING ACTIVITY
  Reduction in minority interests                                        --              (1,373)                 --
                                                                   --------            --------            --------

Net cash provided by/(used in) continuing operations                 (2,701)             71,551                (327)
Net cash provided by discontinued operations                             --                  74                  --
                                                                   --------            --------            --------
NET INCREASE/(DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                       (2,701)             71,625                (327)

Cash and cash equivalents, at beginning of period                    37,547              38,138               4,535
                                                                   --------            --------            --------
Cash and cash equivalents, at end of period                          34,846             109,763               4,208
                                                                   ========            ========            ========


See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                  STATEMENTS (UNAUDITED) (Amounts in thousands,
                             except per share data)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

2.       ACQUISITION AND DISPOSITION OF ASSETS

         On April 30, 2001, the Company's wholly-owned subsidiary, Billion Luck, through its nominees, acquired a 39% equity interest in its 61%-owned subsidiary, HARC, from the Farming Bureau, for a total consideration of RMB129,405 (US$15,629) (the "Purchase Consideration"). Following the acquisition, HARC has become an indirect wholly-owned subsidiary of the Company. Concurrent with the acquisition, HARC entered into several agreements with the Farming Bureau to dispose of certain assets, including 24,877,008 shares of Hainan Sundiro Motorcycle Co. Ltd., a 13% equity interest in Xilian Timber Mill and a 58% equity interest in Hainan Weilin Timber Limited Liability Company ("Hainan Weilin"), valued in the aggregate at RMB78,800 (US$9,517). The Company has ceased the timber processing operations following the disposition of its 58% interest in Hainan Weilin.

         Net sales of the timber processing operations included in discontinued operations totaled RMB1,282 (US$155) and nil for the six months ended June 30, 2000 and 2001, respectively. Loss from discontinued operations of timber processing operations of RMB695 (US$84) and RMB41 (US$5) for the six months ended June 30, 2000 and 2001, respectively, is reported without set-off of any income tax expenses.

         The net assets of the timber processing operations were as follows:

                                                                                           December 31,
                                                                                                   2000
                                                                                                    RMB

         Current assets                                                                           3,043
         Property and equipment, net                                                              4,260
         Current liabilities                                                                       (655)
                                                                                              ---------
         Net assets of discontinued operations                                                    6,648
                                                                                              =========

         The allocation of purchase price of the 39% equity interest in HARC reflected in the June 30, 2001 condensed consolidated balance sheet is tentative pending the completion of the valuations of the certain assets and liabilities acquired. The allocation may change with the completion of these valuations.


3.       MARKETABLE SECURITIES

                                                                          June 30,         December 31,
                                                                              2001                 2000
                                                                               RMB                  RMB
         Trading securities listed on the Hong Kong
           Stock Exchange
             At cost                                                         2,846               78,798
             Less: unrealized loss                                          (1,887)             (16,414)
                                                                          --------            ---------
         Fair value                                                            959               62,384
                                                                          ========            =========


4.       PROPERTY AND EQUIPMENT, NET

                                                                          June 30,         December 31,
                                                                              2001                 2000
                                                                               RMB                  RMB
         At cost:
           Buildings and leasehold improvements                              3,274                4,843
           Machinery, equipment and motor vehicles                           4,644                6,336
                                                                          --------            ---------
                                                                             7,918               11,179

         Accumulated depreciation:                                            (840)              (2,135)
                                                                          --------            ---------
         Net book value                                                      7,078                9,044
                                                                          ========            =========

5.       OTHER PAYABLES AND ACCRUED LIABILITIES

                                                                          June 30,         December 31,
                                                                              2001                 2000
                                                                               RMB                  RMB
         Other payables                                                      2,958               10,607
         Accrued liabilities                                                 2,774                2,688
         Call options written, at fair value
           (premium received RMB3,182)                                           -                3,182
                                                                          --------            ---------
                                                                             5,732               16,477
                                                                          ========            =========

6.       MARGIN LOAN PAYABLE

         The Company had a margin loan payable balance of RMB18,572 as of December 31, 2000 which was used to purchase marketable securities listed on the Hong Kong Stock Exchange. The margin loan was repaid as the securities were sold in the first quarter of 2001.


7.       SEGMENT FINANCIAL INFORMATION

                                                Three months ended   Six months ended
                                                   June 30,              June 30,
                                                2001      2000       2001       2000
                                                RMB        RMB        RMB        RMB
                                              -------    -------    -------    -------
Net sales to external customers:
Supermarket operations, net sales to
  unaffiliated customers                        1,499      1,280      2,842      2,431
Natural rubber, net sales to
  unaffiliated customers                           --         --      3,185         --
                                              -------    -------    -------    -------

Consolidated net sales from
  continuing operations                         1,499      1,280      6,027      2,431
                                              =======    =======    =======    =======

Segment profit/(loss):
  Supermarket operations                          125        (13)       214        (53)
  Natural rubber                                 (517)        --     (1,018)        --
                                              -------    -------    -------    -------
Total segment loss                               (392)       (13)      (804)       (53)

Reconciling items:
  Corporate expenses                           (6,236)    (3,831)   (10,795)    (8,119)
  Gain/(loss) on trading of marketable
     securities                                    90     (2,497)     7,298     10,486
  Premium earned on written call options           --         --      3,180         --
  Interest income                                 618      4,553        777      4,573
  Interest expense                                 --         --       (229)        --
  Exchange losses, net                             --       (866)        --       (866)
                                              -------    -------    -------    -------
Consolidated income/(loss) from
  continuing operations before income taxes    (5,920)    (2,654)      (573)     6,021
                                              =======    =======    =======    =======



                                                                         June 30,         December 31,
                                                                           2001                 2000
                                                                            RMB                  RMB
         Segment assets:
           Supermarket operations                                           6,592                6,416
           Natural rubber                                                   7,690               62,812
                                                                       ----------           ----------
         Total segment assets                                              14,282               69,228

         Reconciling items:
            Corporate assets                                               64,651               79,807
            Investments                                                   109,615              184,374
                                                                       ----------           ----------
         Total consolidated assets                                        188,548              333,409
                                                                       ==========           ==========

         The natural rubber segment's assets decreased by more than RMB55 million at June 30, 2001 as compared to the amount at December 31, 2000 because the natural rubber segment exchanged certain of its assets as part of the consideration for the additional 39% interest in HARC in the second quarter of 2001 (see Note 2).

         The processed timber segment which was reported in the Company's annual report on Form 10-K for the year ended December 31, 2000 was discontinued in the second quarter of 2001, as a result of the disposal of Hainan Weilin as detailed in Note 2.


8.       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of RMB3.4 million (RMB4.10 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will have on the earnings and financial position of the Company.


9.       COMPREHENSIVE LOSS


                                                              Three months ended       Six months ended
                                                                        June 30,               June 30,
                                                                2001        2000       2001        2000
                                                                 RMB         RMB        RMB         RMB
         Total comprehensive loss                             (5,776)     (2,182)      (646)        (28)
                                                              ======      ======     ======      ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table shows the selected unaudited condensed consolidated income statement data of the Company and its subsidiaries for the three months and six months ended June 30, 2001 and 2000. The data should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and related notes thereto.

         The discussions below are presented in the Company's primary operating currency, which is the Renminbi Yuan ("RMB"). For information purposes only, the amounts may be translated into U.S. dollars at an exchange rate of $1.00 = RMB8.28, which represents the approximate single rate of exchange as quoted by the People's Bank of China on June 30, 2001. No representation is made that RMB amounts could have been, or could be, converted into U.S. dollars at that rate or any other rate.

(Amounts in thousands)                      Three months ended June 30,        Six months ended June 30,
                                            ---------------------------        -------------------------
                                                  2001             2000             2001            2000
                                                   RMB              RMB              RMB             RMB
Net sales:
   Supermarket operations                        1,499            1,280            2,842           2,431
   Natural rubber                                    -                -            3,185              --
                                            ----------       ----------       ----------      ----------
                                                 1,499            1,280            6,027           2,431
                                            ----------       ----------       ----------      ----------
Gross profit                                       350              224              679             420
Gross profit margin (%)                          23.35            17.50            11.27           17.28
Income/(loss) from continuing
  operations before income taxes                (5,920)          (2,654)            (573)          6,021
Income taxes                                         -              187           (1,262)         (1,770)
                                            ----------       ----------       ----------      ----------
Income/(loss) from continuing
  operations     before     minority           (5,920)           (2,467)          (1,835)          4,251
interests
Minority interests                                 145              591            1,198          (3,895)
                                            ----------       ----------       ----------      ----------
Income/(loss) from continuing
  operations                                    (5,775)          (1,876)            (637)            356
Discontinued operations
  Loss on continuing operations of
  discontinued timber segment                       --             (308)             (24)           (403)
                                            ----------       ----------       ----------      ----------
Net loss                                        (5,775)          (2,184)            (661)            (47)
                                            ==========       ==========       ==========      ==========


         NET SALES AND GROSS PROFIT

         Supermarket operations were established by the Company in the fourth quarter of 1999. Net sales from supermarket operations increased by 16.9% from RMB2.4 million (US$294,000) for the first half of 2000 to RMB2.8 million (US$343,000) for the first half of 2001. For the first half of 2001, supermarket operations had gross profit and gross profit margin of RMB675,000 (US$82,000) and 23.8%, respectively. For the first half of 2000, supermarket operations had gross profit and gross profit margin of RMB420,000 (US$51,000) and 17.3%, respectively.

         Net sales from supermarket operations increased by 17.1% from RMB1.3 million (US$155,000) for the second quarter of 2000 to RMB1.5 million (US$181,000) for the second quarter of 2001. For the second quarter of 2001, supermarket operations had gross profit and gross profit margin of RMB350,000 (US$42,000) and 23.4%, respectively. For the second quarter of 2000, supermarket operations had gross profit and gross profit margin of RMB224,000 (US$27,000) and 17.5%, respectively. The increase in net sales and gross profit margin were due to increased sales volume resulting from the successful marketing efforts of the Company and its ability to source less expensive and better quality products from suppliers.

         Notwithstanding the cessation of natural rubber operations in early 2000, the Company engages in trading of natural rubber occasionally when a profit is anticipated. During the first quarter of 2001, the Company had sales of RMB3.2 million (US$385,000), gross profit of RMB4,000 (US$483) and gross profit margin of 0.1%. The natural rubber market remained relatively stable in 2000 and 2001 and management anticipates that natural rubber prices will continue to remain stable for the foreseeable future. Therefore, the Company has decided to trade natural rubber again in the first quarter of 2001.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         The selling, general and administrative expenses for the first half of 2001 is comparable to that for the first half of 2000. The increase in legal and professional fees and traveling expenses in relation to the exploring of investment opportunities for the first half of 2001 was offset by a bad debt recovery of RMB297,000 (US$36,000) in the first half of 2001 and the decrease in professional and registration expenses for establishing new subsidiaries for its supermarket and timber operations in the first quarter of 2000.

         Selling, general and administrative expenses for the second quarter of 2001 increased by 12.4% to RMB4.2 million (US$504,000) from RMB3.7 million (US$448,000) for the first half of 2000. The increase was mainly due to the increase in legal and professional fees and traveling expenses in relation to the exploring of investment opportunities, net of bad debt recovery of RMB297,000 (US$36,000).

         AMORTIZATION

         Expenses for the first half of 2001 represented amortization of acquired website technology on June 30, 2000 on the straight-line basis over two years and amortization of goodwill arising from the acquisition of the 39% equity interest in HARC from the Farming Bureau on April 30, 2001 on the straight-line basis over five years.

         FINANCIAL INCOME, NET

         Net financial income for the first half of 2000 was RMB3.7 million (US$448,000), which was comprised of interest income of RMB4.6 million (US$556,000) and exchange loss of RMB866,000 (US$105,000). Net financial income for the first half of 2001 was RMB548,000 (US$66,000), which was comprised of interest income of RMB777,000 (US$94,000) and interest expenses of RMB229,000 (US$28,000). The decrease in financial income was mainly attributable to the interest received in the second quarter of 2000 on a RMB45.0 million (US$5.4 million) short-term loan to an unaffiliated third party, which amounted to RMB4.2 million (US$507,000). The exchange loss incurred in the first half of 2000 arose from the conversion of RMB to Hong Kong dollars. The financial expenses incurred in the first half of 2001 arose from a margin loan which was repaid in the first quarter of 2001.

         Net financial income for the second quarter of 2000 was RMB3.7 million (US$447,000), which was comprised of financial income of RMB4.5 million (US$543,000) and exchange loss of RMB866,000 (US$105,000). Financial income for the second quarter of 2001 was RMB618,000 (US$75,000). The decrease in financial income was mainly attributable to the interest received in the second quarter of 2000 on a RMB45 million (US$5.4 million) short-term loan to an unaffiliated third party, which amounted to RMB4.2 million (US$507,000).

         OTHER INCOME/(EXPENSES), NET

         Other income for the first half of 2000 represented a net gain on trading of marketable securities. Other income for the first half of 2001 represented a net gain on trading of marketable securities of RMB7.3 million (US$882,000) and a premium earned on written call options of RMB3.2 million (US$386,000)

         Other expenses for the second quarter of 2000 represented a net loss on trading of marketable securities. Other income for the second quarter of 2001 represented a net gain on trading of marketable securities of RMB90,000 (US$11,000).

         INCOME TAXES

         It is management's intention to reinvest all the income attributable to the Company earned by its operations outside the US. Accordingly, no US federal and state income taxes have been provided in these consolidated financial statements.

         Income taxes consist of PRC federal income tax computed at 15% on assessable income for foreign investment enterprises operating in Hainan.

         DISCONTINUED OPERATIONS

Discontinued operations represent the operating loss from the operations of the discontinued processed timber business resulting from the exchange of the Company's 58% interest in Hainan Weilin Timber Limited Liability Company as partial consideration for the minority interest of HARC.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary liquidity needs are to fund inventories, trade receivables and operating expenses, and to expand business operations. The Company has financed its working capital requirements primarily through internally generated cash.

         The Company had a working capital surplus of approximately RMB29.7 million (US$3.6 million) as of June 30, 2001, compared to that of approximately RMB79.6 million (US$9.6 million) as of December 31, 2000. The decrease was mainly attributable to the Company paying approximately RMB36 million cash and foregoing approximately RMB14 million amount due from the Farming Bureau as partial consideration for the minority interest of HARC. Net cash used by operating activities for the six months ended June 30, 2001 was approximately RMB27.6 million (US$3.3 million), as compared to net cash provided by operating activities of RMB71.5 million (US$8.6 million) for the corresponding period in 2000. Net cash inflows/outflows from the Company's operating activities are attributable to the Company's net loss and changes in operating assets and liabilities. Net cash provided by investing activities for the six months ended June 30, 2001 was mainly attributable to the cash proceeds from the disposal of marketable securities, net of the cash consideration paid for the minority interest of HARC as stated above.

         Except as disclosed above, there has been no other significant change in financial condition and liquidity since the fiscal year ended December 31, 2000. The Company believes that internally generated funds will be sufficient to satisfy its anticipated working capital needs for at least the next twelve months.


MARKET RISK AND RISK MANAGEMENT POLICIES

         All of the Company's sales and purchases are made domestically and are denominated in RMB. Accordingly, the Company and its subsidiaries do not have material market risk with respect to currency fluctuation. As the reporting currency of the Company's consolidated financial statements is also RMB, there is no significant translation difference arising on consolidation. However, the Company may suffer exchange loss when it converts RMB to other currencies, such as Hong Kong Dollar or United States Dollar.

         The Company's interest income is most sensitive to changes in the general level of RMB interest rates. In this regard, changes in RMB interest rates affect the interest earned on the Company's cash equivalents. As at June 30, 2001, the Company's cash equivalents are mainly RMB, Hong Kong Dollar and United States Dollar deposits with financial institutions, bearing market interest rates without fixed term.

         As at June 30, 2001, the Company had short-term investments in marketable securities in the Hong Kong stock market with a total market value of RMB959,000 (US$116,000). These investments expose the Company to market risks that may cause the future value of these investments to be lower than the original cost of such investments.

FINANCIAL POSITION

Marketable Securities
---------------------
Marketable securities decreased by 98% from December 31, 2000 to June 30, 2001 due to the sale of part of the securities in the first quarter of 2001.

Margin Loan Payable
-------------------
The margin loan payable at December 31, 2000 was used to purchase marketable securities. The margin loan was repaid when the securities were sold in the first quarter of 2001.

Other Payables and Accrued Liabilities
--------------------------------------
In the first half of 2001, the Company recognized the call option premium of RMB3.2 million (US$384,000) included in other payables and accrued liabilities. Also, the Company repaid a short term loan payable in the amount of RMB6.9 million (US$832,000) in the first half of 2001.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

         NONE

ITEM 2.  CHANGES IN SECURITIES:

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         NONE

ITEM 5.  OTHER INFORMATION:

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      None.

         (b)      During the three months ended June 30, 2001, the Company filed
                  (i) one current report on Form 8-K on May 17, 2001, that reported under Item 2, the acquisition of the 39% equity interest in HARC by Billion Luck, through its nominees, from the Farming Bureau for total consideration of Rmb129,405,000 (US$15,629,000) and the Company's disposition of certain assets to the Farming Bureau, including 24,877,008 shares of Hainan Sundiro Motorcycle Co. Ltd., a 13% equity interest in Xilian Timber Mill and a 58% equity interest in Hainan Weilin, for total consideration of RMB78,800,000 (US$9,517,000), and
                  (ii) Amendment No.1 to such Current Report on June 5, 2001, including financial statements required by Regulation S-X.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CHINA RESOURCES DEVELOPMENT, INC.





August 20, 2001                      By:/s/ Ching Lung Po
                                           ----------------------------------
                                        Ching Lung Po, Chairman



                                     By:/s/ Tam Cheuk Ho
                                        -----------------------------------
                                        Tam Cheuk Ho, Chief Financial Officer