Form 10-Q
period 2001-09-30
CHINA RESOURCES DEVELOPMENT INC
filed 2001-11-19
CIK 793628

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q




[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarter period ended September 30, 2001
                                        ------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 837,823 shares of common stock, $0.001 par value, as of November 14, 2001.

                                   CONVENTIONS

         Unless otherwise specified, all references in this report to "U.S. Dollars," "Dollars," "US$," or "$" are to United States dollars; all references to "Hong Kong Dollars" or "HK$" are to Hong Kong dollars; and all references to "Renminbi" or "RMB" or "Yuan" are to Renminbi Yuan, which is the lawful currency of the People's Republic of China ("China" or "PRC"). The Company and Billion Luck maintain their accounts in U.S. Dollars and Hong Kong Dollars, respectively. HARC and its subsidiaries maintain their accounts in Renminbi. The financial statements of the Company and its subsidiaries are prepared in Renminbi. Translations of amounts from Renminbi to U.S. Dollars and from Hong Kong Dollars to U.S. Dollars are for the convenience of the reader. Unless otherwise indicated, any translations from Renminbi to U.S. Dollars or from U.S. Dollars to Renminbi have been made at the single rate of exchange as quoted by the People's Bank of China (the "PBOC Rate") on September 30, 2001, which was approximately U.S.$1.00 = Rmb8.28. Translations from Hong Kong Dollars to U.S. Dollars have been made at the single rate of exchange as quoted by the Hongkong and Shanghai Banking Corporation Limited on September 30, 2001, which was approximately US$1.00 = HK$7.80. The Renminbi is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of Renminbi into U.S. Dollars or other currencies. All foreign exchange transactions take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. No representation is made that the Renminbi or U.S. Dollar amounts referred to herein could have been or could be converted into U.S. Dollars or Renminbi, as the case may be, at the PBOC Rate or at all.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
             (Amounts in thousands, except share and per share data)

                                            Three Months Ended September 30,            Nine Months Ended September 30,
                                          2001           2000           2001          2001            2000           2001
                                        --------       --------       --------      ---------       --------       --------
                                          RMB             RMB           US$            RMB             RMB            US$
NET SALES                                  2,750          1,445            332          8,777          3,876          1,060

COST OF SALES                             (2,483)        (1,135)          (300)        (7,831)        (3,146)          (946)
                                        --------       --------       --------      ---------       --------       --------
GROSS PROFIT                                 267            310             32            946            730            114

DEPRECIATION                                (249)          (234)           (30)          (654)          (785)           (79)

AMORTIZATION                              (2,342)        (1,337)          (283)        (6,493)        (1,337)          (784)

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                 (4,007)        (4,408)          (484)       (12,128)       (12,491)        (1,465)

FINANCIAL INCOME/
  (EXPENSES), NET                            308         (3,088)            37            856            619            103

OTHER INCOME/(EXPENSES), NET              (1,003)          (136)          (121)         9,874         10,392          1,193
                                        --------       --------       --------      ---------       --------       --------
LOSS FROM CONTINUING
  OPERATIONS BEFORE INCOME
  TAXES                                   (7,026)        (8,893)          (849)        (7,599)        (2,872)          (918)

INCOME TAXES                                  --            (79)            --         (1,262)        (1,849)          (152)
                                        --------       --------       --------      ---------       --------       --------
LOSS FROM CONTINUING
  OPERATIONS BEFORE
  MINORITY INTERESTS                      (7,026)        (8,972)          (849)        (8,861)        (4,721)        (1,070)

MINORITY INTERESTS                            --            191             --          1,198         (3,704)           145
                                        --------       --------       --------      ---------       --------       --------
LOSS FROM CONTINUING
  OPERATIONS                              (7,026)        (8,781)          (849)        (7,663)        (8,425)          (925)

DISCONTINUED OPERATIONS
  Loss on continuing operations of
  discontinued timber segment                 --            (32)            --            (24)          (435)            (3)
                                        --------       --------       --------      ---------       --------       --------
NET LOSS                                  (7,026)        (8,813)          (849)        (7,687)        (8,860)          (928)
                                        ========       ========       ========       ========       ========       ========
BASIC AND DILUTED LOSS
  PER SHARE
    Continuing operations                  (8.39)        (10.86)         (1.01)         (9.15)        (12.66)         (1.11)
    Discontinued operations                   --          (0.04)            --          (0.03)         (0.66)            --
                                        --------       --------       --------      ---------       --------       --------
NET LOSS PER SHARE
 - BASIC AND DILUTED                       (8.39)        (10.90)         (1.01)         (9.18)        (13.32)         (1.11)
                                        ========       ========       ========       ========       ========       ========
WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                837,797        808,516        837,797        837,797        665,296        837,797
                                        ========       ========       ========       ========       ========       ========

           See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                 AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
             (Amounts in thousands, except share and per share data)

                                                                      September 30,    December 31,    September 30,
                                                                               2001            2000             2001
                                                                                RMB             RMB              US$
                                                              Notes     (Unaudited)          (Note)      (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                  13,173          37,546            1,591
  Marketable securities                                         3             3,239          62,384              391
  Inventories - finished goods                                                  597             598               72
  Other receivables, deposits and prepayments                                10,494          10,585            1,268
  Short term loans receivable                                   4            20,140              --            2,432
  Amount due from Farming Bureau                                                 --          13,509                -
  Amounts due from related companies                                            636             636               77
  Income taxes recoverable                                                      175             225               21
  Net assets of discontinued operations                         2                --           2,388               --
                                                                         ----------      ----------       ----------
TOTAL CURRENT ASSETS                                                         48,454         127,871            5,852
PROPERTY AND EQUIPMENT                                          5             6,917           9,044              835
PROPERTY, PLANT AND EQUIPMENT OF
  DISCONTINUED OPERATIONS                                       2                --           4,260               --
INVESTMENTS                                                                 109,615         184,374           13,239
INTANGIBLE ASSETS                                                            20,262           7,860            2,447
                                                                         ----------      ----------       ----------
TOTAL ASSETS                                                                185,248         333,409           22,373
                                                                         ==========      ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                              262             269               31
  Other payables and accrued liabilities                        6             9,430          16,477            1,139
  Margin loan payable                                           7                --          18,572               --
  Due to investment adviser                                                  12,253          12,253            1,480
  Amount due to Farming Bureau                                                  617              --               75
  Amounts due to related companies                                              666             666               80
                                                                         ----------      ----------       ----------
TOTAL CURRENT LIABILITIES                                                    23,228          48,237            2,805

MINORITY INTERESTS                                                               --         115,480               --
                                                                         ----------      ----------       ----------
TOTAL LIABILITIES AND MINORITY INTERESTS                                     23,228         163,717            2,805
                                                                         ----------      ----------       ----------

SHAREHOLDERS' EQUITY Common stock, US$0.001 par value:
   Authorized - 200,000,000 shares in 2001 and 2000
   Issued and  outstanding - 837,797  shares in 2001
     and 2000                                                                     7               7                1
  Preferred stock, authorized -
    10,000,000 shares in 2001 and 2000
      Series B preferred stock, US$0.001 par value:
        Authorized - 320,000 shares in 2001 and 2000
        Issued and outstanding - 320,000 shares
          in 2001 and 2000                                                        3               3                -
Additional paid-in capital                                                  169,052         169,052           20,417
Reserves                                                                     28,028          28,028            3,385
Accumulated deficits                                                        (35,103)        (27,416)          (4,239)
Accumulated other comprehensive income                                           33              18                4
                                                                         ----------      ----------       ----------
TOTAL SHAREHOLDERS' EQUITY                                                  162,020         169,692           19,568
                                                                         ----------      ----------       ----------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                                                    185,248         333,409           22,373
                                                                         ==========      ==========       ==========

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

           See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                             (Amounts in thousands)

                                                                                  Accumulated
                                 Series B  Additional                                   other
                         Common  preferred    paid-in            Accumulated    comprehensive
                          stock     stock     capital  Reserves     deficits           income     Total
                            RMB       RMB         RMB       RMB          RMB              RMB       RMB
Balance at January
   1, 2001                    7         3     169,052    28,028     (27,416)               18    169,692

Net loss                     --        --          --        --      (7,687)               --     (7,687)
Currency translation
  adjustments                --        --          --        --          --                15         15
                                                                                                --------
Comprehensive loss                                                                                (7,672)
                                                                                                --------

                       --------    ------    --------   -------    --------        ----------   --------
Balance at September
   30, 2001                   7         3     169,052    28,028     (35,103)               33    162,020
                         ======    ======    ========   =======    =========       ==========   ========


           See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                             (Amounts in thousands)

                                                                   Nine months ended September 30,
                                                             -----------------------------------------
                                                               2001             2000             2001
                                                             -------          -------          -------
                                                               RMB              RMB               US$
Net cash provided by/(used in) operating activities          (29,957)          46,898           (3,618)

INVESTING ACTIVITIES
  Purchases of property and equipment                           (123)          (2,739)             (15)
  Proceeds from disposal of investments                       59,145              928            7,143
  Proceeds from disposal of property and equipment                --            1,547               --
  Acquisition of additional interest in a subsidiary         (36,478)              --           (4,405)
  Advances of short term loans to third parties              (20,140)              --           (2,433)
                                                             -------          -------          -------
Net cash provided by/(used in) investing activities            2,404             (264)             290
                                                             -------          -------          -------

FINANCING ACTIVITIES
  Advance of short term loan from a third party                3,180               --              384
  Reduction in minority interests                                 --           (3,075)              --
                                                             -------          -------          -------
Net cash provided by/(used in) financing activities            3,180           (3,075)             384)
                                                             -------          -------          -------

Net cash provided by/(used in) continuing operations         (24,373)          43,559           (2,944)
Net cash used in discontinued operations                          --             (115)              --
                                                             -------          -------          -------
NET INCREASE/(DECREASE) IN CASH AND CASH
   EQUIVALENTS                                               (24,373)          43,444           (2,944)

Cash and cash equivalents, at beginning of period             37,546           38,138            4,535
                                                             -------          -------          -------
Cash and cash equivalents, at end of period                   13,173           81,582            1,591
                                                             =======          =======          =======


           See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  (Amounts in thousands, except per share data)


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

2.       ACQUISITION AND DISPOSITION OF ASSETS

         On April 30, 2001, the Company's wholly-owned subsidiary, Billion Luck, through its nominees, acquired a 39% equity interest in its 61%-owned subsidiary, HARC, from the Farming Bureau, for a total consideration of RMB129,405 (US$15,629) (the "Purchase Consideration") comprised of cash, amount due from Farming Bureau and the Company's interest in certain assets described below. Following the acquisition, HARC became an indirect wholly-owned subsidiary of the Company. Concurrent with the acquisition, HARC entered into several agreements with the Farming Bureau to dispose of certain assets, including 24,877,008 shares of Hainan Sundiro Motorcycle Co. Ltd., a 13% equity interest in Xilian Timber Mill and a 58% equity interest in Hainan Weilin Timber Limited Liability Company ("Hainan Weilin"), valued in the aggregate at RMB78,800 (US$9,517). The Company ceased timber processing operations following disposition of its 58% interest in Hainan Weilin.

         Net sales of the timber processing operations included in discontinued operations totaled RMB1,282 (US$155) and nil for the nine months ended September 30, 2000 and 2001, respectively. Loss from discontinued operations of timber processing operations of RMB750 (US$91) and RMB41 (US$5) for the nine months ended September 30, 2000 and 2001, respectively, is reported without set-off of any income tax expenses.

         The net assets of the timber processing operations were as follows:

                                                                                           December 31,
                                                                                                   2000
                                                                                                    RMB

         Current assets                                                                           3,043
         Current liabilities                                                                       (655)
                                                                                             ----------
         Net current assets of discontinued operations                                            2,388
         Property, plant and equipment of discontinued
           operations                                                                             4,260
                                                                                             ----------
         Net assets of discontinued operations                                                    6,648
                                                                                             ==========

         The allocation of purchase price of the 39% equity interest in HARC reflected in the September 30, 2001 condensed consolidated balance sheet is tentative pending completion of valuations of the assets and liabilities acquired. The allocation may change upon completion of these valuations.

3.       MARKETABLE SECURITIES

                                                                     September 30,         December 31,
                                                                              2001                 2000
                                                                               RMB                  RMB

         Trading securities listed on the Hong Kong
           Stock Exchange
             At cost                                                         3,748               78,798
             Less: unrealized losses                                        (2,614)             (16,414)
                                                                        ----------           ----------
         Fair value                                                          1,134               62,384
                                                                        ----------           ----------
         Trading securities listed on the United States
           Stock Exchange
             At cost                                                         2,480                    -
             Less: unrealized losses                                          (375)                   -
                                                                        ----------           ----------
         Fair value                                                          2,105                    -
                                                                        ----------           ----------

                                                                             3,239               62,384
                                                                        ==========           ==========

4.       SHORT TERM LOANS RECEIVABLE
         During 2001, the Company advanced short term loans to three unaffiliated third parties of RMB5,300, RMB8,480 and RMB6,360 at annual interest rates of 8%, 12% and Hong Kong prime lending rate (6% at September 30, 2001) plus 2%, respectively. These loans receivable are due at various dates through January 2, 2002.

5.       PROPERTY AND EQUIPMENT, NET

                                                                     September 30,         December 31,
                                                                              2001                 2000
                                                                               RMB                  RMB

         At cost:
           Buildings and leasehold improvements                              3,274                4,843
           Machinery, equipment and motor vehicles                           4,732                6,336
                                                                        ----------           ----------
                                                                             8,006               11,179

         Accumulated depreciation:                                         (1,089)              (2,135)
                                                                        ----------           ----------
         Net book value                                                      6,917                9,044
                                                                        ==========           ==========

6.       OTHER PAYABLES AND ACCRUED LIABILITIES

                                                                     September 30,         December 31,
                                                                              2001                 2000
                                                                               RMB                  RMB
         Other payables                                                      6,457               10,607
         Accrued liabilities                                                 2,973                2,688
         Call options written, at fair value
           (premium received RMB3,182)                                           -                3,182
                                                                        ----------           ----------
                                                                             9,430               16,477
                                                                        ==========           ==========

         During 2001, the Company repaid a RMB6,890 advance from an unaffiliated third party and obtained a new advance from another unaffiliated third party in the amount of RMB3,180. The RMB3,180 advance is due upon demand and bears interest at an annual interest rate of Hong Kong prime lending rate (6% at September 30, 2001) plus 2%.

7.       MARGIN LOAN PAYABLE

         The Company had a margin loan payable balance of RMB18,572 as of December 31, 2000 which was used to purchase marketable securities listed on the Hong Kong Stock Exchange. The margin loan was repaid as the securities were sold in the first quarter of 2001.

8.       SEGMENT FINANCIAL INFORMATION

                                                     Three months ended                 Nine months ended
                                                        September 30,                     September 30,
                                                   2001              2000              2001              2000
                                                 --------          --------          --------          --------
                                                   RMB               RMB              RMB                RMB
Net sales to external customers:
Supermarket operations, net sales to
  unaffiliated customers                            1,860             1,445             4,702             3,876
Natural rubber, net sales to
  unaffiliated customers                              890                --             4,075                --
                                                 --------          --------          --------          --------
Consolidated net sales from
  continuing operations                             2,750             1,445             8,777             3,876
                                                 ========          ========          ========          ========

Segment profit/(loss):
  Supermarket operations                              121                71               335                18
  Natural rubber                                     (681)               --            (1,699)               --
                                                 --------          --------          --------          --------
Total segment income/(loss)                          (560)               71            (1,364)               18

Reconciling items:
  Corporate expenses                               (5,744)           (5,709)          (16,539)          (13,828)
  Gain/(loss) on trading of marketable
     securities                                    (1,030)             (168)            6,268            10,318
  Premium earned on written call options               --                --             3,180                --
  Interest income                                     379               227             1,156             4,800
  Interest expense                                    (71)               --              (300)               --
  Exchange losses, net                                 --            (3,314)               --            (4,180)
                                                 --------          --------          --------          --------
Consolidated loss from continuing
  operations before income taxes                   (7,026)           (8,893)           (7,599)           (2,872)
                                                 ========          ========          ========          ========
                                                                                September 30,      December 31,
                                                                                         2001              2000
                                                                                          RMB               RMB
Segment assets:
  Supermarket operations                                                                6,763             6,416
  Natural rubber                                                                        5,723            62,812
                                                                                     --------          --------
Total segment assets                                                                   12,486            69,228

Reconciling items:
   Corporate assets                                                                    63,147            79,807
   Investments                                                                        109,615           184,374
                                                                                     --------          --------
Total consolidated assets                                                             185,248           333,409
                                                                                     ========          ========

          The natural rubber segment's assets decreased by more than RMB57,089 at September 30, 2001 as compared to the amount at December 31, 2000 because the natural rubber segment exchanged certain of its assets as part of the consideration for the additional 39% interest in HARC acquired by the Company in the second quarter of 2001 (see Note 2).

          The processed timber segment which was reported in the Company's annual report on Form 10-K for the year ended December 31, 2000 was discontinued in the second quarter of 2001, as a result of the disposal of Hainan Weilin as detailed in Note 2.

9.       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

10.      COMPREHENSIVE LOSS


                                                               Three months ended      Nine months ended
                                                                   September 30,         September 30,
                                                                2001        2000       2001        2000
                                                                RMB         RMB        RMB         RMB
         Total comprehensive loss                            (7,026)     (8,813)    (7,672)     (8,849)
                                                             ======      ======     ======      ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table shows the selected unaudited condensed consolidated income statement data of the Company and its subsidiaries for the three months and nine months ended September 30, 2001 and 2000. The data should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and related notes thereto.

         The discussions below are presented in the Company's primary operating currency, which is the Renminbi Yuan ("RMB"). For information purposes only, the amounts may be translated into U.S. dollars at an exchange rate of $1.00 = RMB8.28, which represents the approximate single rate of exchange as quoted by the People's Bank of China on September 30, 2001. No representation is made that RMB amounts could have been, or could be, converted into U.S. dollars at that rate or any other rate.

(Amounts in thousands)                 Three months ended September 30,     Nine months ended September 30,
                                       --------------------------------     -------------------------------
                                             2001            2000              2001            2000
                                             RMB             RMB               RMB             RMB
Net sales:
   Supermarket operations                   1,860           1,445             4,702           3,876
   Natural rubber                             890              --             4,075              --
                                           ------          ------            ------          ------
                                            2,750           1,445             8,777           3,876
                                           ------          ------            ------          ------
Gross profit                                  267             310               946             730
Gross profit margin (%)                      9.71           21.45             10.78           18.83
Loss from continuing operations
  before income taxes                      (7,026)         (8,893)           (7,599)         (2,872)
Income taxes                                   --             (79)           (1,262)         (1,849)
                                           ------          ------            ------          ------
Loss from continuing operations
  before minority interests                (7,026)         (8,972)           (8,861)         (4,721)
Minority interests                             --             191             1,198          (3,704)
                                           ------          ------            ------          ------
Loss from continuing operations            (7,026)         (8,781)           (7,663)         (8,425)
Discontinued operations
  Loss on continuing operations of
  discontinued timber segment                  --             (32)              (24)           (435)
                                           ------          ------            ------          ------
Net loss                                   (7,026)         (8,813)           (7,687)         (8,860)
                                           ======          ======            ======          ======


         NET SALES AND GROSS PROFIT

         Supermarket operations were established by the Company in the fourth quarter of 1999. Net sales from supermarket operations increased by 21.3% from RMB3.9 million (US$468,000) for the nine months ended September 30, 2000 to RMB4.7 million (US$568,000) for the nine months ended September 30, 2001. For the nine months ended September 30, 2001, supermarket operations had gross profit and gross profit margin of RMB1,121,000 (US$135,000) and 23.8%, respectively. For the nine months ended September 30, 2000, supermarket operations had gross profit and gross profit margin of RMB730,000 (US$88,000) and 18.8%, respectively.

         Net sales from supermarket operations increased by 28.7% from RMB1.4 million (US$174,000) for the third quarter of 2000 to RMB1.9 million (US$225,000) for the third quarter of 2001. For the third quarter of 2001, supermarket operations had gross profit and gross profit margin of RMB446,000 (US$54,000) and 24.0%, respectively. For the third quarter of 2000, supermarket operations had gross profit and gross profit margin of RMB310,000 (US$37,000) and 21.5%, respectively. The increase in net sales and gross profit margin were due to increased sales volume resulting from the successful marketing efforts of the Company and its ability to source less expensive and better quality products from suppliers.

         Notwithstanding the cessation of natural rubber operations in early 2000, the Company engages in trading of natural rubber occasionally, depending on market conditions. The Company had sales of RMB4.1 million (US$495,000) and RMB890,000 (US$107,000) for the nine months and three months ended September 30, 2001, respectively, with gross loss of RMB175,000 (US$21,000) and RMB179,000 (US$22,000) for the nine months and three months ended September 30, 2001, respectively. As a result of a decline in the natural rubber market in the second half of 2001, the Company sold all of its rubber inventories in the third quarter of 2001.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         The selling, general and administrative expenses for the nine months ended September 30, 2001 decreased by RMB363,000 (US$44,000) or 2.9% compared to that for the nine months ended September 30, 2000. The decrease resulted from a bad debt recovery in the amount of RMB629,000 (US$76,000) in the nine months ended September 30, 2001. The decrease is offset by increases in legal, professional and travel expenses incurred in relation to the exploration of investment opportunities during 2001.

         Selling, general and administrative expenses for the third quarter of 2001 decreased by 9.1% to RMB4.0 million (US$484,000) from RMB4.4 million (US$532,000) for the third quarter of 2000. The decrease was mainly due to a bad debt recovery of RMB332,000 (US$40,000) in the third quarter of 2001.

         AMORTIZATION

         Expenses for the three months and nine months ended September 30, 2000 represented amortization of website technology, acquired on June 30, 2000, which is being recorded on the straight-line basis over two years. Expenses for the three months and nine months ended September 30, 2001 represented amortization of the website technology and amortization of goodwill arising from the acquisition of the 39% equity interest in HARC from the Farming Bureau on April 30, 2001 on the straight-line basis over five years.

         FINANCIAL INCOME, NET

         Net financial income for the nine months ended September 30, 2000 was RMB619,000 (US$75,000), which was comprised of interest income of RMB4.8 million (US$580,000) and exchange loss of RMB4.2 million (US$507,000). Net financial income for the nine months ended September 30, 2001 was RMB856,000 (US$103,000), which was comprised of interest income of RMB1.2 million (US$145,000) and interest expenses of RMB300,000 (US$36,000). The decrease in financial income was mainly attributable to the interest received in the second quarter of 2000 on a RMB45.0 million (US$5.4 million) short-term loan to an unaffiliated third party, which amounted to RMB4.2 million (US$507,000). The exchange loss incurred in 2000 arose from the conversion of RMB to Hong Kong dollars. The financial expenses incurred in the first half of 2001 arose from a margin loan which was repaid in the first quarter of 2001.

         Net financial expenses for the third quarter of 2000 was RMB3.1 million (US$374,000), which was comprised of interest income of RMB227,000 (US$27,000) and exchange loss of RMB3.3 million (US$398,000). Net financial income for the third quarter of 2001 was RMB308,000 (US$37,000). The increase in financial income was mainly attributable to the interest received in the third quarter of 2001 on RMB20 million (US$2.4 million) short-term loans to three unaffiliated third parties.

         OTHER INCOME/(EXPENSES), NET

         Other income for the nine months ended September 30, 2000 represented a net gain on trading of marketable securities. Other income for the nine months ended September 30, 2001 represented a net gain on trading of marketable securities of RMB6.3 million (US$760,000) and a premium earned on written call options of RMB3.2 million (US$386,000).

         Other expenses for the third quarter of 2000 and 2001 represented a net loss on trading of marketable securities.

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

         The Company had a working capital surplus of approximately RMB25.2 million (US$3.0 million) as of September 30, 2001, compared to that of approximately RMB79.6 million (US$9.6 million) as of December 31, 2000. The decrease was mainly attributable to the Company paying approximately RMB36 million (US$4.3 million) cash and foregoing approximately RMB14 million (US$1.7 million) due from the Farming Bureau as partial consideration for the minority interest of HARC. Net cash used by operating activities for the nine months ended September 30, 2001 was approximately RMB29.9 million (US$3.6 million), as compared to net cash provided by operating activities of RMB46.9 million (US$5.7 million) for the corresponding period in 2000. Net cash inflows/outflows from the Company's operating activities are attributable to the Company's net loss and changes in operating assets and liabilities. Net cash provided by investing activities for the nine months ended September 30, 2001 was mainly attributable to the cash proceeds from the disposal of marketable securities, net of the cash consideration paid for the minority interest of HARC as stated above, and net of loans made to third parties. Net cash provided by financing activities for the nine months ended September 30, 2001 was attributable to the RMB3 million (US$0.4 million) advance of short term loan from a third party.

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

         The Company's interest income is most sensitive to changes in the general level of RMB interest rates. In this regard, changes in RMB interest rates affect the interest earned on the Company's cash equivalents. As at September 30, 2001, the Company's cash equivalents are mainly RMB, Hong Kong Dollar and United States Dollar deposits with financial institutions, bearing market interest rates without fixed term.

         As at September 30, 2001, the Company had short-term investments in marketable securities in the Hong Kong and United States stock markets with a total market value of RMB3,239,000 (US$391,000). These investments expose the Company to market risks that may cause the future value of these investments to be lower than the original cost of such investments.

FINANCIAL POSITION

Marketable Securities
Marketable securities decreased by 95% from December 31, 2000 to September 30, 2001 due to the sale of part of the securities in 2001.

Margin Loan Payable
The margin loan payable at December 31, 2000 was used to purchase marketable securities. The margin loan was repaid when the securities were sold in 2001.

Other Payables and Accrued Liabilities
In 2001, the Company recognized the call option premium of RMB3.2 million (US$384,000) included in other payables and accrued liabilities. Also, the Company repaid a short term loan payable of RMB6.9 million (US$832,000) and had a short term loan payable of RMB3.0 million (US$362,000) in 2001.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

         NONE

ITEM 2.  CHANGES IN SECURITIES:

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         NONE

ITEM 5.  OTHER INFORMATION:

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

       (a)   None.

       (b) During the three months ended September 30, 2001, the Company filed no Current Reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CHINA RESOURCES DEVELOPMENT, INC.





November 19, 2001                       By:/s/ Ching Lung Po
                                              ----------------------------------
                                           Ching Lung Po, Chairman



                                        By:/s/ Tam Cheuk Ho
                                           -----------------------------------
                                           Tam Cheuk Ho, Chief Financial Officer