Form 10-K
period 2001-12-31
CHINA RESOURCES DEVELOPMENT INC
filed 2002-04-16
CIK 793628

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                        CHINA RESOURCES DEVELOPMENT, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

           Nevada                       0-26046                 87-02623643
----------------------------     --------------------       ------------------
(State or other jurisdiction     (Commission File No.)         (IRS Employer
      of incorporation)                                     Identification No.)

                     Room 2105, West Tower, Shun Tak Centre,
                  200 Connaught Road C., Sheung Wan, Hong Kong
                          Telephone: 011-852-2810-7205
          -------------------------------------------------------------
          (Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:  None
                                                                ----

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.001 par value
                         -----------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.): $1,221,000 as of March 7, 2002.

         Note: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 837,823 shares of Common Stock, $.001 par value (as of March 29, 2002).

         DOCUMENTS INCORPORATED BY REFERENCE:  None.

                                   CONVENTIONS

         Unless otherwise specified, all references in this report to "U.S. Dollars," "Dollars," "US$," or "$" are to United States dollars; all references to "Hong Kong Dollars" or "HK$" are to Hong Kong dollars; and all references to "Renminbi" or "Rmb" or "yuan" are to Renminbi yuan, which is the lawful currency of the People's Republic of China ("China" or "PRC"). The Company and Billion Luck maintain their accounts in U.S. Dollars and Hong Kong Dollars, respectively. HARC and its subsidiaries maintain their accounts in Renminbi. The financial statements of the Company and its subsidiaries are prepared in Renminbi. Translations of amounts from Renminbi to U.S. Dollars and from Hong Kong Dollars to U.S. Dollars are for the convenience of the reader. Unless otherwise indicated, any translations from Renminbi to U.S. Dollars or from U.S. Dollars to Renminbi have been made at the single rate of exchange as quoted by the People's Bank of China (the "PBOC Rate") on December 31, 2001, which was U.S.$1.00 = Rmb8.28. Translations from Hong Kong Dollars to U.S. Dollars have been made at the single rate of exchange as quoted by the Hongkong and Shanghai Banking Corporation Limited on December 31, 2001, which was US$1.00 = HK$7.80. The Renminbi is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of Renminbi into U.S. Dollars or other currencies. All foreign exchange transactions take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. No representation is made that the Renminbi or U.S. Dollar amounts referred to herein could have been or could be converted into U.S. Dollars or Renminbi, as the case may be, at the PBOC Rate or at all.

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

         References to "Hainan Weilin" are to Hainan Weilin Timber Limited Liability Company, a limited liability company organized in the PRC, whose capital was owned 58% by HARC. On April 30, 2001, HARC disposed of its 58% interest in Hainan Weilin to the Farming Bureau.

         References to "HARC" are to Hainan Cihui Industrial Company Limited (formerly known as Hainan Zhongwei Agricultural Resources Company Limited), a Sino-foreign joint stock company organized in the PRC, and is a wholly-owned subsidiary of the Company. The Company, through Billion Luck, acquired the remaining 39% interest in HARC from the Farming Bureau on April 30, 2001.

         References to "Local Governments" are to governments in the PRC, including governments at all administrative levels below the Central Government, including provincial governments, governments of municipalities directly under the Central Government, municipal governments, county governments, and township governments.

         References to "Medi-China" are to Zhongwei Medi-China.com Limited, a Hong Kong company and a wholly-owned subsidiary of Silver Moon

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

                                     PART I

[Item 1]                            BUSINESS


GENERAL

         The Company was incorporated as Magenta Corp. on January 15, 1986, in the State of Nevada. The Company was formed to acquire businesses that would provide a profit to the Company. The Company had no operating business until control of it was acquired in December, 1994, by the former shareholders of Billion Luck, who exchanged all of the issued and outstanding shares of capital stock of Billion Luck for 108,000 shares of the Company's Common Stock. As a result of the acquisition, the former shareholders of Billion Luck acquired 90% of the issued and outstanding shares of the then outstanding Common Stock of the Company, and the Company became the owner of all the outstanding shares of capital stock of Billion Luck.

         Billion Luck was incorporated in the British Virgin Islands on December 14, 1993. HARC was established in Hainan Province, the People's Republic of China, by Billion Luck, Guilinyang Farm, and the Farming Bureau. Pursuant to an approval document dated March 16, 1997, issued by the Hainan Provincial Securities Management Office, the name of HARC was changed from "Hainan Agricultural Resources Company Limited" to "Hainan Zhongwei Agricultural Resources Company Limited." Pursuant to another approval document dated October 9, 2001, the name of HARC was changed to "Hainan Cihui Industrial Company Limited."

         HARC is a Chinese company incorporated on June 28, 1994, with a registered capital of Rmb100 million (US$12.08 million). Billion Luck made a cash contribution of Rmb56 million (US$6.76 million) to purchase a 56% interest in HARC. The remaining interests in HARC were acquired by Guilinyang Farm (5%) for a cash contribution of Rmb5 million (US$0.60 million) and by the Farming Bureau (39%) through the contribution of its interests in two of its subsidiaries, First Supply and Second Supply, which were valued at Rmb39 million (US$4.71 million). Pursuant to an agreement dated January 31, 1994, between Billion Luck, Guilinyang Farm, and the Farming Bureau, the parties thereto agreed to establish HARC to act as the holding company of First Supply and Second Supply. Pursuant to an Agreement for the Sale and Purchase of Share in HARC dated April 30, 1998 between Guilinyang Farm and the Company, the Company purchased 5,000,000 shares, representing 5% of the total issued and outstanding share capital of HARC, from Guilinyang Farm for consideration of Rmb7 million (US$0.85 million). On April 30, 2001, Billion Luck, through its nominees, acquired the remaining 39% equity interest in HARC from the Farming Bureau for total consideration of Rmb129.4 million (US$15.6 million). Following the acquisitions, HARC became an indirect wholly-owned subsidiary of the Company.

         Before January 1, 2000, the Company's two primary businesses were the marketing and distribution of natural rubber and the procurement of production materials, supplies and other agricultural products. The Company, through HARC, First Supply and Second Supply, purchased natural rubber produced by the Hainan State Farms and sold the natural rubber to customers throughout the PRC, such as tire manufacturers, rubber processing plants, and import and export companies. As part of its risk management strategy, the Company, through HARC, First Supply and Second Supply, entered into commodity futures contracts to hedge against the exposure to price risk associated with existing inventories and certain firm commitments for the purchase of natural rubber. The Company also entered into natural rubber commodity futures contracts that were not specific hedges, in anticipation of a rise or fall in the price of natural rubber, based on their knowledge of the supply and demand situation with respect to natural rubber in the PRC. In addition, First Supply and Second Supply procured, for the Farming Bureau, the Hainan State Farms and other affiliated customers, many types of production materials, such as automobiles, farm equipment, fuel, and chemicals, as well as for other customers unaffiliated with the Farming Bureau. Pursuant to a Shareholders' Agreement on Business Restructuring dated March 3, 2000 among the Company, Billion Luck and the Farming Bureau, the natural rubber distribution business and the procurement of materials and supplies business of HARC, First Supply and Second Supply ceased effective as of January 1, 2000. The performance of natural rubber distribution and the materials and supplies procurement business had been declining since 1998. Management believed that the poor operating environment for these businesses would persist for the foreseeable future. Management therefore determined that it was in the best interest of the Company to cease the operations of these two businesses. The cessation was expected to reduce selling and administrative expenses and improve operating and management efficiency, allowing management to focus on exploring other investment opportunities.

         Zhongwei Trading was incorporated on September 28, 1998, with a registered capital of Rmb5 million (US$0.60 million). Zhongwei Trading is owned 95% by HARC and 5% by Billion Luck. Since its commencement of operation in 1999, Zhongwei Trading has invested in the marketable securities in the China Stock Market as short-term investments. As opportunities arise, Zhongwei Trading may expand its trading to include other products.

         Zhuhai Zhongwei, was incorporated on May 18, 1999, with a registered capital of Rmb6 million (US$0.72 million). Zhuhai Zhongwei is a wholly-owned subsidiary of HARC and is principally engaged in the operation of a supermarket in Zhuhai, PRC, which sells food and daily products.

         Hainan Weilin, incorporated on June 22, 1999 with a registered capital of Rmb8.56 million (US$1.03 million), was principally engaged in the sale of processed timber wooden blocks. Hainan Weilin was owned 58% by HARC. On April 30, 2001, HARC disposed of its 58% interest in Hainan Weilin to the Farming Bureau for a consideration of Rmb3.8 million (US$0.46 million).

         Silver Moon is a British Virgin Islands company incorporated on March 24, 2000. The principal business of Silver Moon and its wholly-owned subsidiary, Medi-China (formerly known as Sky Creation Technology Limited), a Hong Kong company incorporated on October 15, 1999, is to provide online Internet healthcare content, through its website, medi-china.com, which offers health-related content in both English and Chinese, with a focus on Chinese herbal medicine and therapies. On June 30, 2000, the Company acquired an 80% equity interest in Silver Moon for total consideration of US$1.5 million through the issuance of 244,897 shares of unregistered restricted common stock to Silver Moon's former sole equity owner, E-link Investment Limited. The number of shares issued was based upon a per share price of US$6.125, which was the closing bid price of the Company's common stock as quoted on the Nasdaq SmallCap Market on June 29, 2000. In March 2001, E-link Investment Limited sold its equity position in the Company to Anka Capital Ltd., a corporation related to the Company through common directors (see "Directors and Executive Officers of the Registrant"). For the years ended December 31, 2000 and 2001, neither Silver Moon nor Medi-China has contributed to the Company's revenues.

         The following chart illustrates the equity ownership by percentage of each of the Company's principal operating subsidiaries as of December 31, 2001:

         --------------------------------
         |       CHINA RESOURCES        |
    -----|     DEVELOPMENT, INC.,       |--------------------------|
    |    |    a Nevada corporation      |                          |
    |    --------------------------------                          |
    |                  |                                           |
    |                  |                                           |
    |                100%                                         80%
    |    --------------------------------               ------------------------
    |    |        BILLION LUCK          |               |      SILVER MOON,    |
    |    |        COMPANY LTD.,         |-----------|   |   a British Virgin   |
    |    |  a British Virgin Islands    |           |   |    Islands company   |
    |    |           company            |           |   ------------------------
    |    --------------------------------           |              |
    |                  |                            |              |
    |                 95%                           |             100%
    |    --------------------------------           |   ------------------------
    |    |  HAINAN CIHUI INDUSTRIAL-    |           |   |     MEDI-CHINA,      |
    | 5% |   COMPANY. LTD. ("HARC"),    |           |   | a Hong Kong company  |
    |----|-      a PRC company          |           |   ------------------------
         --------------------------------           |
                  |               |                 |
              100%|               | 95%             |
    ---------------------    -------------------    |
    |      ZHUHAI       |    |ZHONGWEI TRADING,|  5%|
    |    ZHONGWEI,      |    |  a PRC company  |----|
    |  a PRC company    |    -------------------
    ---------------------


         ORGANIZATIONAL AND MANAGEMENT STRUCTURE OF HARC

         During the first quarter of 2000, HARC undertook a restructuring plan, including cessation of the operations of its two primary businesses, the marketing and distribution of natural rubber and the procurement of production materials, supplies and other agricultural products, which were originally conducted through its subsidiaries, First Supply, Second Supply and Sales Centre. Under the restructuring plan, the operations of First Supply, Second Supply and Sales Centre ceased and the assets, liabilities and staff related thereto were conveyed to the Farming Bureau, effective as of January 1, 2000. The purchase price was the book value or the fair value of the net assets transferred, as determined by an independent valuer, as of December 31, 1999, whichever was lower. After the restructuring plan, First Supply, Second Supply and Sales Centre became dormant.

         In connection with the restructuring, HARC established several new lines of businesses, including supermarket operations (through Zhuhai Zhongwei) and the sale of processed timber wooden blocks (through Hainan Weilin). However, the scale of operation of the new businesses remained relatively small in 2000 and 2001. In light of economic conditions, lack of productivity and unprofitable operations, the Company ceased timber processing operations in connection with the disposition of its 58% interest in Hainan Weilin to the Farming Bureau on April 30, 2001.

         HARC has a two-tier structure, consisting of a board of directors and a supervisory committee. The board of directors is responsible for the day-to-day management of and all major decisions relating to HARC (except decisions that may be made by HARC's shareholders during a general meeting of the shareholders). The board of directors is also responsible for exploring business opportunities and making investment decisions. The supervisory committee is responsible for supervising the board of directors and the senior management of HARC in order to prevent the abuse of rights and infringement of the interests of HARC and its shareholders and employees. Among other responsibilities, members of the supervisory board attend meetings of the board of directors and observe HARC's managers to ensure that their acts do not contravene any laws or regulations or HARC's articles of association or the resolutions of HARC's shareholders in meetings thereof. As of December 31, 2001, the board of directors and the supervisory board were made up of 5 and 3 members, respectively.

         As of December 31, 2001, the Company's only active operations consisted of its supermarket business.

INDUSTRY SEGMENTS

         In conformity with Item 101(b) of Regulation S-K, the following table sets forth the audited historical financial information related to Industry Segments (amounts in thousands). For the year ended December 31, 1999, the Company had two main reportable segments, marketing and distribution of natural rubber and the procurement of production material, supplies and other agricultural products businesses, ceased as of January 1, 2000. The reportable segments for the year ended December 31, 2000 were supermarket operations and sale of processed timber, the latter of which ceased as of April 30, 2001. Notwithstanding the cessation of natural rubber operations in early 2000, during the year ended December 31, 2001, the Company engaged in trading of natural rubber occasionally, depending on market conditions. See Financial Statements and Notes included therein attached as Appendix A hereto.

                             Year Ended December 31,
--------------------------------------------------------------------------------------------
                                            1999          2000         2001         2001
                                           --------     --------     --------     --------
                                            (Rmb)         (Rmb)        (Rmb)        (US$)

Net sales to external customers:
  Natural rubber:
    Net sales to unaffiliated customers     442,841           --        4,093          494
                                           --------     --------     --------     --------
                                            442,841           --        4,093          494
                                           --------     --------     --------     --------

  Materials, supplies and other
    agricultural products:
      Net sales to unaffiliated
      customers                               9,120          306           --           --
       Net sales to affiliates               23,718           --           --           --
                                           --------     --------     --------     --------
                                             32,838          306           --           --
                                           --------     --------     --------     --------

  Supermarket operations:
    Net sales to unaffiliated
    customers                                   688        5,253        5,999          725
                                           --------     --------     --------     --------

                             Year Ended December 31,
--------------------------------------------------------------------------------------------
                                            1999          2000         2001         2001
                                           --------     --------     --------     --------
                                            (Rmb)         (Rmb)        (Rmb)        (US$)


                                                688        5,253        5,999          725
                                           --------     --------     --------     --------
Total consolidated net sales
                                            476,367        5,559       10,092        1,219
                                           ========     ========     ========     ========
Depreciation and amortization
expenses:
  Natural rubber                                723           --           --           --
  Materials, supplies and other
    agricultural products                       333          280           --           --
  Supermarket operations                          7          119          143           17
                                           --------     --------     --------     --------

Total segment depreciation and
  amortization expenses                       1,063          399          143           17

Reconciling item:
  Depreciation and amortization expenses
    attributable to corporate assets             28        3,451        7,367          890
                                           --------     --------     --------     --------

Total consolidated depreciation and           1,091        3,850        7,510          907
  amortization expenses                    ========     ========     ========     ========

Segment profit/(loss):
  Natural rubber                              5,634           --         (157)         (19)
  Materials, supplies and other
    agricultural product                      3,040           10           --           --
  Supermarket operations                         32          453          417           50
                                           --------     --------     --------     --------

Total segment profit/(loss)                   8,706          463          260           31

Reconciling items:
  Corporate expenses                        (14,971)     (26,341)     (31,307)      (3,782)
  Interest income                               944       11,749        1,537          185
  Interest expenses                              (1)         (73)        (229)         (28)
                                           --------     --------     --------     --------

Total consolidated loss before
income  taxes and discontinue operations     (5,322)     (14,202)     (29,739)      (3,593)
                                           ========     ========     ========     ========

Segment assets:
  Natural rubber                            115,651           --           --           --
  Materials, supplies and other
    agricultural product                    105,631           --           --           --
  Supermarket operations                      6,290        6,416        6,895          833
                                           --------     --------     --------     --------

Total segment assets                        227,572        6,416        6,895          833

Reconciling item:
  Corporate assets                           58,193      135,091       40,707        4,918
  Investments                               117,808      184,374      109,615       13,244
  Intersegment receivables                  (26,477)          --           --           --
  Assets of discontinued timber segment          --        7,303           --           --
                                           --------     --------     --------     --------

Total consolidated assets                   377,096      333,184      157,217       18,995
                                           ========     ========     ========     ========
Expenditure for additions to
long-lived
  assets:
    Natural rubber                               --           --           --           --
    Materials, supplies and other
      agricultural products                      54           --           --           --
    Supermarket operations                    4,223          387           79            9
                                           --------     --------     --------     --------

                             Year Ended December 31,
--------------------------------------------------------------------------------------------
                                            1999          2000         2001         2001
                                           --------     --------     --------     --------
                                            (Rmb)         (Rmb)        (Rmb)        (US$)


Total segment expenditure for
additions to
  long-lived assets                           4,277          387           79            9

Reconciling item:
 Corporate assets                               557        2,718          586           71
 Discontinued timber segment                  1,326        3,250           --           --
                                           --------     --------     --------     --------

Total consolidated expenditure for            6,160        6,355          665           80
  additions to long-lived assets           ========     ========     ========     ========


SUPERMARKET OPERATIONS

         The Company, through Zhuhai Zhongwei, has been engaged in the supermarket operations since the fourth quarter of 1999. The supermarket which Zhuhai Zhongwei operates is located in Zhuhai City of Guangdong Province. The supermarket sells more than 10,000 consumer products to customers in the PRC.

         Zhuhai Zhongwei maintains numerous suppliers for its sources of consumer products, and no single supplier accounted for more than 10% of total purchases of consumer products in 1999, 2000 and 2001. For the year ended December 31, 2001, Zhuhai Zhongwei had approximately 130 suppliers which supplied a wide variety of products, including fresh meat, fruits and grocery, sanitary products, canned drink and food, snacks, frozen food, fast food, cigarettes, phone cards, wine, etc. The value of total purchases of consumer products was approximately Rmb571,000 (US$69,000), Rmb4.3 million (US$519,000) and Rmb4.9 million (US$592,000) in 1999, 2000 and 2001, respectively. The top five suppliers accounted for approximately 28%, 24% and 18% of total purchases in 1999, 2000 and 2001, respectively. Zhuhai Zhongwei has not entered any long-term purchase arrangement with any supplier. However, Zhuhai Zhongwei does not anticipate that it will incur difficulties in the sourcing of its products. All purchases were made locally in Renminbi on either a cash basis or open account basis payable within 7 to 30 days.

         Zhuhai Zhongwei targets the residents of Zhuhai City as its customers and, due to the nature of retail business, no single customer accounted for more than 5% of total revenues from the sales of consumer products in 1999, 2000 and 2001. All sales from the supermarket operations are paid in Renminbi, on a cash basis.

         The retailing business is not seasonal in nature, although a slightly higher proportion of sales are recorded in summer when cold drinks and fresh fruits are in larger demand.

         Zhuhai Zhongwei faces severe competition in its supermarket operations. There are several large chain supermarkets in Zhuhai City, all of which operate in larger quarters and offer greater products choice. Accordingly, these supermarkets generally offer competitive prices to their customers due to bulk purchases and economy of scale. Zhuhai Zhongwei also faces competition from convenience stores. As the supermarket which Zhuhai Zhongwei operates is located in an upscale residential area where the residents seek higher quality products and services, management believes that the competitive advantages of Zhuhai Zhongwei rest on its ability to source high quality products and provide better services.

         As at December 31, 2001, Zhuhai Zhongwei had a total of 31 employees as follows:

         Accounting, administration and management                    6
         Purchasing and supplies                                     16
         Cashier                                                      4
         Others                                                       5
                                                                   ----
                                                                     31

PROCESSED TIMBER

         The Company, through Hainan Weilin, engaged in the processing and sale of timber with an annual production capacity of 5,000 cubic meters. The processing factory operated from early 2000 through October 2000 at only one third of its full capacity. Due to the high cost of production, in part due to limited sources of supply of raw materials, and generally poor market condition, the Company formally ceased processed timber operations following the disposition of its 58% interest in Hainan Weilin to the Farming Bureau in April 2001.

INTERNET BUSINESS

         The Company has entered information technology market through its acquisition of an 80% equity interest in Silver Moon on June 30, 2000. The principal business of Silver Moon, and its wholly-owned subsidiary, Medi-China, is the provision of online Internet healthcare content, with a focus on Chinese herbal medicine and therapies. In light of the global economic downturn and pessimism towards the technology section for Internet related products and services, management is aware that Silver Moon and Medi-China will have to wait patiently for a full economic recovery. In view of the uncertainty lying ahead, the Company has adopted a cautious and prudent approach to control costs and minimize risks. Currently, the Company has no plan to put in extra resources to the website, hoping to maintain only sufficient resources to ride through the fragile economic situation, and to be ready to grasp potential opportunities when the e-commerce industry stabilizes and demonstrates signs of revival.

PRC LEGAL SYSTEM

         Since 1979, many laws and regulations addressing economic matters in general have been promulgated in the PRC. Despite development of its legal system, the PRC does not have a comprehensive system of laws. In addition, enforcement of existing laws may be uncertain and sporadic, and implementation and interpretation thereof inconsistent. The PRC judiciary is relatively inexperienced in enforcing the laws that exist, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. Even where adequate law exists in the PRC, it may be difficult to obtain swift and equitable enforcement of such law, or to obtain enforcement of a judgment by a court of another jurisdiction. The PRC's legal system is based on written statutes and, therefore, decided legal cases are without binding legal effect, although they are often followed by judges as guidance. The interpretation of PRC laws may be subject to policy changes reflecting domestic political changes. As the PRC legal system develops, the promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. The trend of legislation over the past 20 years has, however, significantly enhanced the protection afforded foreign investors in enterprises in the PRC. However, there can be no assurance that changes in such legislation or interpretation thereof will not have an adverse effect upon the business operations or prospects of the Company.

         The activities of the Company's principal subsidiaries in China are by law subject, in some cases, to administrative review and approval by various national, provincial, and local agencies of the Chinese government. In particular, the realization of the Company's future investment plans in China will also be subject to PRC government approvals.

[Item 2]                        PROPERTIES

         The Company's administrative offices, supermarket, timber processing factory and other facilities of HARC and its principal subsidiaries are located in Hong Kong, Hainan, Zhuhai and Shenzhen in the PRC.

         Pursuant to an office sharing agreement dated September 1, 2000, the Company's head office in Hong Kong is shared on an equal basis between the Company and Anka Consultants Limited, a private Hong Kong company which is owned by certain directors of the Company. The lease is for a period of 2 years from September 1, 2000 to

August 31, 2002. The total area of the office is approximately 230 square meters. For the years ended December 31, 2000 and 2001, the Company paid rental expenses to Anka Consultants Limited amounted to HK$46,000 (US$6,000) and HK$276,000 (US$35,000), respectively. The office sharing agreement also provides that the Company share certain costs and expenses in connection with its use of the office.

         In 1994, the Farming Bureau entered into a rental agreement with HARC with respect to the rental of a portion consisting of 532 square meters of a building in Hainan, in which HARC's offices were located. Such rental agreement was for a period of 10 years at an annual rental of Rmb170,240 (US$20,560) payable in equal semi-annual installments. On July 1, 2001, pursuant to mutual agreement, both parties agreed to terminate the rental agreement. On May 30, 2001, a rental agreement was entered into between HARC and Haikou Nanyang Building Co. Ltd., an unaffiliated third party, with respect to the rental of office space in Hainan with a total gross area of 138 square meters. The rental agreement is for a period of 1 year from June 4, 2001 to June 3, 2002 at a monthly rental of Rmb4,131 (US$499). HARC plans to renew the lease for another year upon its termination in June 2002.

         The structure and building in respect of the supermarket which the Company operates is owned by Zhuhai Zhongwei, the Company's wholly-owned subsidiary, with a total gross area of 720 square meters. The structure and building in respect of the timber processing business was rented by Hainan Weilin from Haikou Mechanical Factory for a period of 1 year ended on November 1, 2000 with a total gross area of 7,000 square meters at an annual rental of Rmb400,000 (US$48,000).

         HARC also maintains a branch office in Shenzhen with a total gross area of 708 square meters. The rental agreement is for a period of 8 years from December 1, 1999 to December 1, 2007 at an annual rental of Rmb509,540 (US$61,538).

[Item 3]                       LEGAL PROCEEDINGS

         There are no legal proceedings pending or threatened against the Company or any of its subsidiaries as of December 31, 2001.

[Item 4]               SUBMISSION OF MATTERS TO A VOTE
                             OF SECURITY HOLDERS

         On December 12, 2001, the Company held its annual meeting of shareholders, at which a quorum of shares held of record on October 31, 2001 were present in person or represented by proxy, and the following proposals by the Board of Directors were approved by the holders of a majority of the outstanding shares of the Company:

1. the election of Ching Lung Po and Ng Kin Sing to serve as directors in Class II (1,034,812 votes for, 1,138 abstentions); and

2. the ratification of the appointment of Ernst & Young as the Company's independent accountants for the fiscal year ending December 31, 2001 (1,035,503 votes for, 417 votes against, 30 abstentions).


                                     PART II

[Item 5]              MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is quoted on the electronic inter-dealer quotation system operated by The Nasdaq Stock Market, Inc. ("The Nasdaq Stock Market"), a subsidiary of the National Association of Securities Dealers, Inc. ("NASD"), in the category of Small Cap Issues. Since August 7, 1995, the Company's Common Stock has traded on The Nasdaq Stock Market under the symbol "CHRB." Prior to such date, the Company's Common

Stock was traded in the over-the-counter market on the OTC Bulletin Board operated by the NASD under the symbol "CEVL." Until August 7, 1995, there was only a limited trading market for the Company's Common Stock. The following table sets forth the high and low bid prices for the Company's Common Stock as reported by The Nasdaq Stock Market for each fiscal quarter of 2000 and 2001. The bid prices are inter-dealer prices, without retail markup, markdown or commission, and may not necessarily reflect actual transactions. All of the below quotations were obtained from Bloomberg Business News, and the quotations have been adjusted to give retroactive effect to the one-for-ten reverse stock split that was effective as of June 11, 1999:

                      Period                              High Bid     Low Bid
                      ------                              --------     -------

         2000 Fiscal Year, quarter ended:
                  March 31, 2000.....................       $10.1        $7.2
                  June 30, 2000......................        17.8         3.9
                  September 30, 2000.................         6.4         4.8
                  December 31, 2000..................         4.8         2.6
         2001 Fiscal Year, quarter ended:
                  March 31, 2001.....................       $3.84       $2.38
                  June 30, 2001......................        3.15        2.51
                  September 30, 2001.................        3.71        2.55
                  December 31, 2001..................        3.00        2.15

         On March 29, 2002, there were 300 holders of record of the Company's Common Stock.

         The Company has not paid any dividends with respect to its Common Stock and has no present plan to pay any dividends in the foreseeable future. The Company intends to retain its earnings to support the growth and expansion of its business.

         Any dividends paid in the future by the Company will be paid at the discretion of the Company's Board of Directors and will be dependent upon distributions, if any, made by HARC to the Company's wholly-owned subsidiary, Billion Luck. Applicable PRC law and HARC's Articles of Association (the "Articles") require that, before HARC, as a limited joint stock company, distributes profits to investors, it must (1) satisfy all taxes; (2) provide for all losses incurred in previous years; and (3) allocate a specified percentage of remaining profits to each of the following: a surplus reserve (in the amount of 10% of such remaining profits), a collective welfare fund (in the amount of 10% of such remaining profits), and an incentive fund (in an amount between 5% and 10% of such remaining profits). The Articles provide that the foregoing may be adjusted by HARC'S board of directors based upon HARC's business performance and development needs, subject to the approval of HARC's shareholders. In addition to the foregoing, any future determination to pay a dividend to holders of shares of Common Stock will depend on the Company's results of operations, its financial condition and other factors deemed relevant by the Board of Directors. Since the acquisition of Billion Luck by the Company in December 1994, the Company has not received any distributions from any of its subsidiaries and has not made any distributions to its shareholders.

[Item 6]                      SELECTED FINANCIAL DATA

         The following table sets forth selected financial data of the Company and its subsidiaries. The selected historical consolidated financial data in the table for the Company's five fiscal years ended December 31, 1997, 1998, 1999, 2000 and 2001, are derived from the consolidated financial statements elsewhere herein. The data should be read in conjunction with, and are qualified in their entirety by reference to, "Management's Discussion and Analysis of Results of Operations and Financial Condition", the Consolidated Financial Statements of the Company and related Notes thereto, and other financial information contained elsewhere herein.


                                -------------------------------------------------------------------------------------
                                                   In Thousands, Except Per Share Amounts

                                                          Year Ended December 31,

                                    1997          1998           1999           2000          2001            2001
                                   (Rmb)         (Rmb)           (Rmb)         (Rmb)          (Rmb)           (US$)
                                ----------     ----------     ----------     ----------     ----------     ----------

INCOME STATEMENT DATA
Net sales                        1,149,171        527,692        476,367          5,559         10,092          1,219
Cost of sales                   (1,092,972)      (510,631)      (468,021)        (5,096)        (9,832)        (1,188)
                                ----------     ----------     ----------     ----------     ----------     ----------
Gross Profit                        56,199         17,061          8,346            463            260             31
Depreciation                        (1,429)        (1,343)        (1,085)          (942)          (815)           (98)
Amortization                            --             --             --         (2,841)        (6,628)          (801)
Provision for doubtful                  --         (4,740)            --             --             --             --
accounts
Loss on impairment of an
investment                              --        (49,969)            --             --             --             --
Loss on disposition of                  --             --             --             --        (16,001)        (1,933)
assets
Selling, general and
administrative expenses            (32,934)       (35,419)       (23,785)       (18,608)       (15,219)        (1,839)
Financial income, net                  145          6,590            864          7,871          1,318            159
Other income/(expenses), net        30,580          4,070         10,338           (145)         7,346            888
                                ----------     ----------     ----------     ----------     ----------     ----------
Income/(loss) from
continued operations before         52,561        (63,750)        (5,322)       (14,202)       (29,739)        (3,593)
income taxes
Income taxes                        (9,798)            --             --         (2,887)        (1,579)          (191)
                                ----------     ----------     ----------     ----------     ----------     ----------
Income/(loss) from
continued operations before
minority interests                  42,763        (63,750)        (5,322)       (17,089)       (31,318)        (3,784)
Minority interests                 (24,563)        11,079         (1,674)        (4,634)         1,198            145
                                ----------     ----------     ----------     ----------     ----------     ----------
Income/(loss) from
continued operations                18,200        (52,671)        (6,996)       (21,723)       (30,120)        (3,639)

Discontinued operations:
  Loss on continuing
    operations of
    discontinued timber
    segment                             --             --             --         (1,477)           (24)            (3)
                                ----------     ----------     ----------     ----------     ----------     ----------
Net income/(loss)                   18,200        (52,671)        (6,996)       (23,200)       (30,144)        (3,642)
                                ==========     ==========     ==========     ==========     ==========     ==========
Earnings/(loss) per share*
  Basic

    Continuing operations            30.55         (87.91)        (11.80)        (30.37)        (35.95)         (4.35)
    Discontinue operations              --             --             --          (2.06)         (0.03)            --
                                ----------     ----------     ----------     ----------     ----------     ----------
                                     30.55         (87.91)        (11.80)        (32.43)        (35.98)         (4.35)
                                ==========     ==========     ==========     ==========     ==========     ==========
  Diluted

    Continuing operations            30.46         (87.91)        (11.80)        (30.37)        (35.95)         (4.35)
    Discontinue operations              --             --             --          (2.06)         (0.03)            --
                                ----------     ----------     ----------     ----------     ----------     ----------
                                     30.46         (87.91)        (11.80)        (32.43)        (35.98)         (4.35)
                                ==========     ==========     ==========     ==========     ==========     ==========
OTHER FINANCIAL DATA

Income/(loss) before income
  taxes, minority
  interests, loss
  on continuing operations
  of discontinued timber
  segment, depreciation
  and amortization                  53,990        (62,407)        (4,231)       (10,352)       (22,229)        (2,686)
                                ==========     ==========     ==========     ==========     ==========     ==========
BALANCE SHEET DATA

Current assets                     281,692        243,188        248,052        127,646         35,636          4,306
Working capital                    217,927        167,851        162,789         79,634         18,000          2,175
Total assets                       437,880        370,726        377,096        333,184        157,217         18,995
Current liabilities                 63,765         75,337         85,263         48,012         17,636          2,131
Minority interests                 133,143        107,945        111,399        115,480             --             --
Total liabilities and
minority  interests                196,908        183,282        196,662        163,492         17,636          2,131
Shareholders' equity               240,972        187,444        180,434        169,692        139,581         16,864

* The computation of diluted earnings/(loss) per share did not assume the conversion of the stock option because their inclusion would have been antidulutive.

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

OVERVIEW

THE COMPANY

         The Company, through HARC, First Supply and Second Supply, previously engaged in marketing and distribution of natural rubber and rubber products produced by the Hainan State Farms and non-state farms in the PRC, procurement of production materials and supplies, including chemicals, farm equipment and machinery, automobiles and other commodities for use primarily by the Hainan State Farms and other unaffiliated customers, and trading in natural rubber commodity futures contracts. Pursuant to a Shareholders' Agreement on Business Restructuring dated March 3, 2000, among the Company, Billion Luck and the Farming Bureau, the natural rubber distribution business and the procurement of materials and supplies business ceased effective as of January 1, 2000. Pursuant to an Assets and Staff Transfer Agreement dated March 3, 2000, among the Farming Bureau, HARC, First Supply, Second Supply and Sales Centre, the assets, liabilities and staff related to the ceased businesses were transferred to the Farming Bureau effective as of January 1, 2000. The restructuring resulted in the discontinuation of substantially all of the existing operations of the Company as of December 31, 1999. In the fourth quarter of 1999 and the first quarter of 2000, the Company undertook several new lines of businesses as part of the restructuring, including its new supermarket operations and the processed timber operation. On April 30, 2001, the Company, through its nominees, acquired a 39% equity interest in its 61%-owned subsidiary, HARC, from the Farming Bureau. Following the acquisition, HARC became an indirect wholly-owned subsidiary of the Company. Concurrent with the acquisition, HARC entered into several agreements with the Farming Bureau to dispose of certain assets, including its 58% interest in Hainan Weilin. Thereafter, the Company formally ceased its timber processing operation. Because of the restructuring undertaken and the acquisition and disposition of assets by the Company, operating results of prior years are not indicative of the operating results that may be expected in future years.

         The Statements under "Results of Operations" and "Liquidity and Capital Resources" relate to the operations and financial condition of the Company and its subsidiaries.

RESULTS OF OPERATIONS

         The following table shows the selected consolidated income statement data of the Company and its subsidiaries for each of the three fiscal years ended December 31, 1999, 2000 and 2001. The data should be read in conjunction with, and qualified in their entirety by reference to, the Consolidated Financial Statements of the Company and related Notes thereto and other financial information included elsewhere therein:


                                                                  Year Ended December 31,

(In thousands)                                        1999          2000          2001          2001
                                                      (Rmb)         (Rmb)         (Rmb)        (US$)
                                                   --------      --------      --------      --------
Net sales:
  Natural rubber                                    442,841            --         4,093           494
  Materials and supplies and
   other agricultural products                       32,838           306            --            --
  Supermarket operations                                688         5,253         5,999           725
                                                   --------      --------      --------      --------

                                                    476,367         5,559        10,092         1,219

Gross profit                                          8,346           463           260            31
Gross profit margin                                     1.8%          8.3%          2.6%          2.6%

Loss from continuing operations before income
taxes                                                (5,322)      (14,202)      (29,739)       (3,593)
Income taxes                                             --        (2,887)       (1,579)         (191)
                                                   --------      --------      --------      --------

Loss from continuing operations before minority      (5,322)      (17,089)      (31,318)       (3,784)
interests                                            (1,674)       (4,634)        1,198           145
Minority interests                                       --            --            --            --

Loss from continuing operations                      (6,996)      (21,723)      (30,120)       (3,639)
Discontinued operations:

  Loss on continuing operations of discontinued          --        (1,477)          (24)           (3)
    timber segment                                       --            --            --            --

Net loss                                             (6,996)      (23,200)      (30,144)       (3,642)
                                                   ========      ========      ========      ========



YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

SALES AND GROSS PROFIT- NATURAL RUBBER

         Notwithstanding the cessation of natural rubber operations in early 2000, from time-to-time the Company engages in the trading of natural rubber, depending upon management's evaluation of market conditions. The Company had sales of Rmb4.1 million (US$494,000) and gross loss of Rmb157,000 (US$19,000) on natural rubber operations in 2001. As a result of a decline in the natural rubber market in the second half of 2001, the Company sold all of its rubber inventories in late 2001, and a loss was recorded.

SALES AND GROSS PROFIT- MATERIALS, SUPPLIES AND OTHER AGRICULTURAL PRODUCTS

         Procurement and sales of materials, supplies and other agricultural products were discontinued effective January 1, 2000. Sales of materials and supplies in 2000 represented the sales of old inventories as of December 31, 1999.

SALES AND GROSS PROFIT- SUPERMARKET OPERATIONS

         Net sales from supermarket operations increased by 14.2% from Rmb5.3 million (US$634,000) for the year ended December 31, 2000 to Rmb6.0 million (US$725,000) for the year ended December 31, 2001. For the year ended December 31, 2000, supermarket operations had gross profit and gross profit margin of Rmb0.5 million (US$55,000) and 8.6%, respectively. For the year ended December 31, 2001, supermarket operations had gross profit and gross profit margin of Rmb0.4 million (US$50,000) and 6.9%, respectively. The increase in net sales were due to increased sales volume resulting from the successful marketing efforts of the Company.

SALES AND GROSS PROFIT- PROCESSED TIMBER (DISCONTINUED OPERATIONS)

         The timber processing factory had been operated from early 2000 through October 2000 at one third of its full capacity. Due to the high cost of production, as a result of limited sources of supply of raw materials, and the poor market condition, the Company decided to formally cease processed timber operations in 2001. The sale of processed timber had a gross loss of Rmb503,000 (US$61,000) or 36.1% on sales for the year ended December 31, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses decreased by Rmb3.4 million (US$410,000) or 18.3% to Rmb15.2 million (US$1.8million) in 2001 from Rmb18.5 million (US$2.3 million) in 2000. The decrease was mainly due to a reduction of salary and rental expenses in HARC resulting from the relocation to a smaller office in mid-2001 and the reduction of headcounts.

FINANCIAL INCOME, NET

         Net financial income decreased from Rmb7.9 million (US$951,000) in 2000 to Rmb1.3 million (US$157,000) in 2001. The significant decrease was mainly attributable to interest income earned of Rmb11 million (US$1.3 million) in 2000 from a short term loan granted to an unaffiliated third party. The interest income was partly offset by a realized currency exchange loss amounted to Rmb3.8 million (US$459,000), arising from the conversion of Renminbi to Hong Kong dollars. The decrease in interest income earned in 2001 was mainly due to the decrease in cash and cash equivalents.

OTHER INCOME/(EXPENSES), NET

         Net other income/(expenses) increased by Rmb7.5 million (US$905,000) to net income of Rmb7.3 million (US$888,000) in 2001 from net expenses of Rmb145,000 (US$18,000) in 2000. Net other income in 2001 mainly consisted of a net gain on trading of marketable securities of Rmb7.1 million (US$852,000) and a premium earned on written call option of Rmb3.2 million (US$384,000), which was partly offset by the write off of acquired website technology of Rmb2.9 million (US$350,000). Net other expenses in 2000 included the net gain on trading of marketable securities of Rmb1.5 million (US$183,000) and loss on disposal of property and equipment of Rmb1 million (US$121,000).

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

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

SALES AND GROSS PROFIT- MATERIALS, SUPPLIES AND OTHER AGRICULTURAL PRODUCTS

         Procurement and sales of materials, supplies and other agricultural products were discontinued effective January 1, 2000. Sales of materials and supplies in 2000 represented the sales of old inventories as of December 31, 1999.

SALES AND GROSS PROFIT- SUPERMARKET OPERATIONS

         The significant increase in sales was mainly due to the supermarket operations commenced during the fourth quarter of 1999. There was a full year operations in 2000. Supermarket operations had gross profit and gross profit margin of Rmb0.5 million (US$55,000) and 8.6%, respectively, for the year ended December 31, 2000.

SALES AND GROSS PROFIT- PROCESSED TIMBER

         Processed timber operations were set up in early 2000 and, therefore, there was no sales in 1999. The sale of processed timber had a gross loss of Rmb503,000 (US$61,000) or 36.1% on sales for the year ended December 31, 2000, as the processing factory was only operated at one-third of its full capacity during 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses decreased by Rmb5.2 million (US$633,000) or 22.0% to Rmb18.5 million (US$2.2 million) in 2000 from Rmb23.8 million (US$2.9 million) in 1999. The decrease was mainly due to the reduction of sales activities in 2000.

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

OTHER INCOME/(EXPENSES), NET

         Other income decreased by Rmb10.5 million (US$1.3 million) to net expenses of Rmb145,000 (US$18,000) in 2000 from net income of Rmb10.3 million (US$1.2 million) in 1999. Other income in 1999 represented the recovery of a margin deposit paid to a future broker of Rmb3 million (US$362,000) which was provided for in 1998, dividend income from the Company's long-term investment that amounted to Rmb6.7 million (US$809,000) and a net gain on trading of marketable securities. Net expenses in 2000 mainly represented the net gain on trading of marketable securities of Rmb1.5 million (US$183,000) and loss on disposal of property and equipment of Rmb1 million (US$121,000).

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

SIGNIFICANT ACCOUNTING POLICIES

         Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and assumptions. We believe that the following are some of the more significant judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

IMPAIRMENT OF INTANGIBLE ASSETS

         Whenever events or changes in circumstances indicate that the carrying values of our intangible assets may be impaired, management performs an analysis to determine the recoverability of the asset's carrying value. Intangible assets consisted of acquired website technology which was amortized on the straight-line basis over two years. Management's analysis indicated that the carrying value of the acquired website technology was not recoverable from future cash flows. The Company therefore wrote off the balance of unamortized acquired website technology of Rmb2,936,000 (US$355,000) as of December 31, 2001 to the statement of operations.

DEFERRED TAX ASSETS

         The Company is required to assess the ultimate realization of deferred tax assets generated from net operating loss carryforwards. This assessment takes into consideration of the availability and character of future taxable income. As management estimates that there will be no taxable income generated for the foreseeable future, no deferred tax assets are recognized in the financial statements.

REVENUE RECOGNITION

         Revenue from product sales is recognized at the point of sale for retail sales and upon the delivery of goods for other sales, when all performance obligations have been completed and is reasonably assured collectibility. Rental income is recognized on the straight-line basis over the lease terms. Dividend income is recognized upon the establishment of the right to receive such payment.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's and its subsidiaries' primary liquidity needs are to fund inventories and operating expenses, and to expand business operations. The Company has financed its working capital requirements through internally generated cash and advances from a former vice president.

         Net cash provided by/(used in) operating activities was (Rmb42 million) (US$5.1 million), Rmb2.6 million (US$314,000) and Rmb12 million (US$1.4 million) in fiscal 1999, 2000 and 2001, respectively. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in operating assets and liabilities, Net cash provided by operating activities in 2001 included approximately Rmb57 million (US$6.9 million) of cash proceeds from the disposal of marketable securities.

         The Company had a working capital surplus of approximately Rmb18 million (US$2.2 million) as of December 31, 2001, compared to that of approximately of Rmb79 million (US$9.6 million) as of December 31, 2000. The decrease was mainly attributable to the Company paying approximately Rmb36 million (US$4.3 million) cash and foregoing approximately Rmb14 million (US$1.7 million) in receivables due from the Farming Bureau as partial consideration for the minority interest of HARC. Net cash used in investing activities in 2001 mainly attributable to the consideration paid for the minority interest of HARC as stated above and Rmb22 million (US$2.6 million) loans advanced to third parties, of which Rmb6 million (US$725,000) was repaid before December 31, 2001.

         Except as disclosed above, there have been no significant change in the financial condition and liquidity during the year. The Company believes that internally generated funds will be sufficient to satisfy its anticipated working capital needs for at least the next 12 months.

FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

         Factors that could cause our actual results of operations to differ materially from those contained in forward looking statements include the following:

RISKS ASSOCIATED WITH FOREIGN OPERATIONS

o Our principal subsidiaries operate in the People's Republic of China, and are, by law, subject to administrative review by various national, provincial and local agencies of the Chinese government - governmental oversight and/or changes to existing rules and regulations could adversely affect our results of operations.

o The Company's operations and financial results could be adversely affected by economic conditions and changes in the policies of the PRC government, such as changes in laws and regulations (or the interpretation thereof), including measures which may be introduced to regulate or stimulate the rate of economic growth. The rate of deflation of the PRC economy, based on published consumer price information, was 2.6 percent for 1998, 3.0 percent for 1999 and 0.4 percent for 2000. The PRC government has taken certain measures to stimulate domestic demand and consumption. There can be no assurance that these measures will be successful.

o All of the Company's sales and purchases are made domestically and are denominated in Renminbi. Accordingly, the Company and its subsidiaries do not have material market risk with respect to currency fluctuation. As the reporting currency of the Company's consolidated financial statements is also Renminbi, there is no significant translation difference arising on consolidation. However, the Company may suffer exchange loss when it converts Renminbi to other currencies, such as Hong Kong dollars or United States dollars.

o The Company's interest income is sensitive to changes in the general level of Renminbi and Hong Kong dollars interest rates. In this regard, changes in interest rates affect the interest earned on the Company's cash equivalents. As of December 31, 2001, the Company's cash equivalents are mainly Renminbi and Hong Kong Dollar deposits with financial institutions, bearing market interest rates without fixed term.

o While we are a Nevada corporation, our officers and directors are non-residents of the United States, our assets are located in the PRC and our operations are conducted in the PRC; therefore, it may not be possible to effect service of process on such persons in the United States, and it may be difficult to enforce any judgments rendered against us or such persons.

GENERAL RISKS OF OPERATIONS

o We have discontinued many of our operations and we are currently dependent upon the success of one line of business - our supermarket operations; while our supermarket operations generate operating revenues, those revenues are not sufficient to offset expenses, resulting in continued losses from operations.

o Unless we are able to reduce expenses, increase our profit margins and/or acquire profitable operations, we will likely continue to incur losses and investors in our shares may be unable to recoup their investment.

o        We intend to investigate and evaluate potential acquisition candidates;
         however, we may be unable to acquire business operations that prove to be profitable; we will continue to incur administrative and professional expenses in connection with our evaluation and acquisition of business operations, without corresponding revenues from those operations prior to acquisition.

o As of December 31, 2001, the Company had short-term investments in marketable securities in the Hong Kong stock market and Nasdaq market with a total market value of Rmb5.7 million (US$694,000). These investments expose the Company to market risks that may cause the future value of these investments to be lower than the original cost of such investments at the time of purchase.

o The market for our common stock is not active and the limited trading volume in our shares could result in substantial market volatility in the price for our shares.

o Our supermarket operations face competition from larger, more capitalized companies than ours and we may be unable to compete successfully.

o We do not intend to pay dividends for the foreseeable future - we intend to reinvest earnings from operations, if any, back into our operations.

QUARTERLY RESULTS OF OPERATIONS

         The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000. The following data was extracted from the financial information contained in the Company's quarterly reports on Form 10Qs. However, as the Company did not recognize the loss on disposition of assets amounted to Rmb16 million (US$1.9 million) in the second quarter of 2001, the Company will restate the quarterly results of operations by filing amendments to the quarterly reports on Form 10Qs for the quarters ended June 30, 2001 and September 30, 2001.

--------------------------------------------------------------------------------------------

(In thousands, except share and              March 31    June 30   September 30 December 31
per share data)                                (Rmb)      (Rmb)        (Rmb)      (Rmb)
--------------------------------------------------------------------------------------------
2001:
  Net sales                                    4,528       1,499       2,750       1,315
  Cost of sales                                4,199       1,149       2,483       2,001
  Net income/(loss)
    Income from continuing operations          5,138      (5,775)     (7,026)    (22,457)
    Income from discontinued operations          (24)         --          --          --
                                             -------     -------     -------     -------
                                               5,114      (5,775)     (7,026)    (22,457)
                                             -------     -------     -------     -------
  Earnings/(loss) per common share:
    Basic and diluted
      Income from continuing operations          6.2        (6.9)       (8.4)      (26.8)
      Income from discontinued operations       (0.1)         --          --          --
                                             -------     -------     -------     -------
                                                 6.1        (6.9)       (8.4)      (26.8)
                                             -------     -------     -------     -------

2000:

  Net sales                                    1,397       2,316       1,445       1,796
  Cost of sales                                1,296       2,548       1,135       1,423
  Net income/(loss)
    Income from continuing operations          2,232      (1,876)     (8,781)    (14,066)
    Income from discontinued operations          (95)       (308)        (32)       (274)
                                             -------     -------     -------     -------
                                               2,137      (2,184)     (8,813)    (14,340)
                                             -------     -------     -------     -------
  Earnings/(loss) per common share:
    Basic and diluted

      Income from continuing operations          3.8        (3.2)      (10.8)      (21.2)
      Income from discontinued operations       (0.2)       (0.5)       (0.1)       (0.3)
                                             -------     -------     -------     -------
                                                 3.6        (3.7)      (10.9)      (21.5)
                                             -------     -------     -------     -------


         The computation of diluted earnings/(loss) per share did not assume the conversion of the stock options in 2001 and 2000 because their inclusion would have been antidilutive.

[Item 8]               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's Consolidated Financial Statements for the three fiscal years ended December 31, 2001, 2000 and 1999 are included herewith as Appendix A and incorporated herein by reference.

[Item 9]              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                          ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

[Item 10]         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the current directors and executive officers of the Company as of March 29, 2001, and the ages of and positions with the Company held by each of such persons:

                          Age             Position
                          ---             --------

Ching Lung Po             55              Chairman of the Board of Directors,
                                          President  and Chief  Executive
                                          Officer

Tam Cheuk Ho              39              Director and Chief Financial Officer

Wong Wah On               38              Director, Secretary and Financial
                                          Controller

Wan Ying Lin              53              Director

Ng Kin Sing               40              Director

Lo Kin Cheung             37              Director

         Mr. Ching Lung Po has been a director of the Company since February 4, 1998. He was appointed Chairman of the Board of Directors on January 25, 1999, Chief Executive Officer and President of the Company on February 1, 1999 and June 1, 1999, respectively. Mr. Ching has also been the Chairman of the Board of Directors and President of OVM International Holding Corp. (OTC Bulletin Board:
OVMI), which is included on the OTC Bulletin Board operated by the Nasdaq, since September 1996, and the Chairman and Chief Executive Officer of Asia Fiber Holdings Limited (OTC Bulletin Board: AFBR), which is included on the OTC Bulletin Board operated by the Nasdaq, since January 2000 and June 2000, respectively. Mr. Ching has been involved for more than 20 years in the management of production and technology for industrial enterprises in PRC. He worked in Heilongjiang Suihua Electronic Factory as an engineer from 1969 to 1976 and was the Head of the Heilongjiang Suihua Industrial Science & Technology Research Institute from 1975 to 1976. Mr. Ching joined the Heilongjiang Qingan Factory in 1976 and has been the General Manager since 1976. In 1988, Mr. Ching started his own business and established the Shenzhen Hongda Science & Technology Company Limited in Shenzhen, which manufactures electronic products. Mr. Ching graduated from the Harbin Military and Engineering Institute and holds the title of Senior Engineer.

         Mr. Tam Cheuk Ho has been a director and the Chief Financial Officer of the Company since December, 1994. Prior to joining the Company, from July 1984 through January 1992, he worked as Audit Manager at Ernst & Young, Hong Kong, and from February 1992 through September 1992, as Financial Controller at Tack Hsin Holdings Limited, a listed company in Hong Kong, where he was responsible for accounting and financial functions. From October 1992, through December, 1994, Mr. Tam was Finance Director of Hong Wah (Holdings) Limited. He is a fellow of both the Hong Kong Society of Accountants and the Chartered Association of Certified Accountants. He is also a certified public accountant in Hong Kong. He holds a Bachelor's degree in Business Administration from the Chinese University of Hong Kong. Mr. Tam is also a director of Anka Capital Limited, a privately-held corporation, through which he is a principal shareholder of the Company.

         Mr. Wong Wah On has been a director of the Company since December 30, 1997. Mr. Wong is also the Financial Controller and Secretary of the Company. He is responsible for assisting the Chief Financial Officer with the Company's treasury, accounting and secretarial functions. From October 1992 through December 1994, Mr.

Wong was the Deputy Finance Director of Hong Wah (Holdings) Limited. From July 1988 through October 1992, he was the audit supervisor at Ernst & Young, Hong Kong. Mr. Wong is also a director of Anka Capital Limited, a privately-held corporation, through which he is a principal shareholder of the Company. He received a professional diploma in Company Secretaryship and Administration from the Hong Kong Polytechnic University. He is a fellow of both the Chartered Association of Certified Accountants and the Hong Kong Society of Accountants, and an associate of the Institute of Chartered Secretaries and Administrators. He is also a certified public accountant in Hong Kong.

         Mr. Wan Ying Lin has been a director of the Company since February 4, 1998, and also serves as a member of the Audit Committee. Mr. Wan graduated from the Guangxi Liuzhou Institute of Medical Specialty specializing in administration and management. From January 1986 through December 1987, he was the manager of Lam Ko Mould Company in charge of the China marketing and development division in Hong Kong. Then in January 1988 through February 1993, he worked as the marketing manager of Wai Tong Trading Company in Hong Kong. In 1993, he joined the Hong Kong Prestressing Concrete Engineering Company Limited, where he serves as manager.

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

         Mr. Lo Kin Cheung has been a director of the Company since May 30, 2000, and also serves as a member of the Audit Committee. From September 2001 to present, Mr. Lo has been the chief financial officer of Lee Fung - Asco Printers Holdings Limited, a Hong Kong listed company, where he is responsible for the overall corporate financial operations. From March 1998 to August 2001, Mr. Lo was the executive director of Wiltec Holdings Limited, a Hong Kong listed company, where he was responsible for corporate development and day-to-day operations. From July 1986 until March 1998, Mr. Lo was the principal at Ernst & Young, Hong Kong. He is a fellow of both the Hong Kong Society of Accountants and the Chartered Association of Certified Accountants. He holds a Bachelor's degree of Science from the University of Hong Kong.

         At the annual meeting of shareholders on December 12, 2001, Messrs. Ching Lung Po and Ng Kin Sing were elected to serve as Class II Directors until the annual meeting to be held in 2004 and until their successors have been duly elected and qualified. Messrs. Wan Ying Lin and Lo Kin Cheung serve in Class III until the annual meeting to be held in 2002 and until their successors have been duly elected and qualified; and Messrs. Tam Cheuk Ho and Wong Wah On serve in Class I until the annual meeting to be held in 2003 and until their successors have been duly elected and qualified.

         The officers of the Company are elected annually at the first Board of Directors meeting following the annual meeting of shareholders, and hold office until their respective successors are duly elected and qualified, unless sooner displaced.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3, 4 and 5 furnished to the Company for the fiscal year ended December 31, 2001, the Company notes that director Lo Kin Cheung filed a Form 3 on May 21, 2001 to report his status as a director, which commenced on May 30, 2000; and that directors Tam Cheuk Ho and Wong Wah On each filed a Form 4 on May 21, 2001 to report his indirect beneficial ownership of the 244,897 shares of common stock acquired by Anka Capital Limited.

[Item 11]                    EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                -----------------
                                                   Annual Compensation              Long Term
                                                                                  Compensation
                                        ---------------------------------------------------------
                                                                     Other         Securities
                                                                    Annual         Underlying         All Other
                                           Salary     Bonus      Compensation        Options        Compensation
Name and Principal Position       Year      (US$)     (US$)          (US$)             (1)              (US$)
-------------------------------------------------------------------------------------------------------------------
Ching Lung Po, President and      2001    276,923      -0-           -0-             40,000             -0-
Chief Executive Officer

                                  2000    276,923      -0-           -0-              -0-               -0-

                                  1999    253,846      -0-           -0-              -0-               -0-


Tam Cheuk Ho, Director and        2001    230,769      -0-           -0-             40,000             -0-
Chief Financial Officer

                                  2000    230,769      -0-           -0-               60               -0-

                                  1999    212,538      -0-           -0-               60               -0-


Wong Wah On, Director,            2001    153,846      -0-           -0-             40,000             -0-
Secretary and Financial
Controller

                                  2000    153,846      -0-           -0-               60               -0-

                                  1999    141,026      -0-           -0-               60               -0-
===================================================================================================================

                                        OPTION/SAR GRANTS IN LAST FISCAL YEAR

-------------------------------------------------------------------------------------------------------------------

                                                                           Potential Realizable Value at Assumed
                                                                         Annual Rates of Stock Price Appreciation
                                   Individual Grants                                    for Option Term
                    -----------------------------------------------------------------------------------------------

                     Number of   % of Total
                    Securities     Options
                    Underlying   Granted to
                      Options     Employees     Exercise
                      Granted     in Fiscal    Price (2)    Expiration
       Name           (#) (1)     Year (1)      (US$/Sh)       Date           0%            5%            10%
       ----         -----------------------------------------------------------------------------------------------

Ching Lung Po         40,000       24.54%         2.95       06/15/04        -0-          $18,600       $39,058

Tam Cheuk Ho          40,000       24.54%         2.95       06/15/04        -0-          $18,600       $39,058

Wong Wah On           40,000       24.54%         2.95       06/15/04        -0-          $18,600       $39,058
===================================================================================================================

(1) The Company has granted no Stock Appreciation Rights ("SARs"). For information regarding stock options issued pursuant to the Company's Stock Option Plan, see "Stock Options," hereinbelow.

(2) As of December 31, 2001, none of the stock options held by Mr. Ching, Mr.Tam and Mr. Wong were exercisable. None of such options was "in-the-money" at such date, as the fair market value (as defined in the Company stock option plan) of the common stock on December 31, 2001, was US$2.78 per share.

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

         During the fiscal year ended December 31, 2001, no holder of stock options exercised such options. All stock options granted on July 1, 1995 either lapsed due to termination of employment or were cancelled, and all options granted on June 15, 2001 remained outstanding. Also during such fiscal year, no long-term incentive plans or pension plans were in effect with respect to any of the Company's officers, directors or employees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company's Board of Directors did not have a compensation committee or a committee performing similar functions during the year ended December 31, 2001, and no other relationship existed during such year for which disclosure is required pursuant to Item 401(j) of Regulation S-K.

[Item 12]        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

BENEFICIAL OWNERS OF MORE THAN 5%
OF THE COMPANY'S COMMON STOCK

         The following table sets forth, to the knowledge of management, each person or entity who is the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock or Series B Preferred Stock outstanding as of March 29, 2002 the number of shares owned by each such person and the percentage of the outstanding shares and vote represented thereby.

                                                Amount and
      Name and Address                           Nature of               Percent of    Percent of
     of Beneficial Owner                    Beneficial Ownership (1)        Class        Vote
     -------------------                 --------------------------         -----       ------

Winsland Capital Limited                 33,480 Common Stock                4.00%       30.53%
TrustNet Chambers                        320,000 Series B Preferred          100%
P.O. Box 3444, Road Town
Tortola, British Virgin Islands

Worlder International Company            48,600 Common Stock                5.80%        4.20%
 Limited (2)
21/F., Great Eagle Centre
No. 23 Harbour Road
Hong Kong

Anka Capital Limited                     244,897 Common Stock              29.23%       21.15%
Room 2105, West Tower
Shun Tak Centre, 200 Connaught Rd. C
Hong Kong

(1) The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of these shares.

(2) Of the 48,600 shares of Common Stock indicated, Worlder International Company Limited ("Worlder") directly owns 35,100 shares, and the remaining 13,500 shares are owned by Silverich Limited, which is wholly-owned by Worlder.

SHARE OWNERSHIP OF OFFICERS AND DIRECTORS

         The following table sets forth certain information with respect to the beneficial ownership and voting power of Common Stock or Series B Preferred Stock as of March 29, 2002, by (i) each director of the Company, (ii) each executive officer of the Company named in the summary compensation table, and
(iii) all directors and executive officers of the Company as a group. All information with respect to beneficial ownership has been furnished by the respective director or executive officer (in the case of shares beneficially owned by each of them). Unless otherwise indicated in a footnote, each stockholder possesses sole voting and investment power with respect to the shares indicated as beneficially owned.

                                               Amount and
              Name of                           Nature of                    Percent of              Percent of
         Beneficial Owner               Beneficial Ownership (1)                Class                   Vote
         ----------------              -------------------------             ----------              ----------
         Ching Lung Po                  73,480 Common Stock (2)                 4.00%                   30.53%
                                       320,000 Series B Preferred             100.00%

         Tam Cheuk Ho                   284,897 Common Stock (3)                29.23%                  21.15%

         Wong Wah On                    289,217 Common Stock (4)                29.75%                  21.52%

         Wan Ying Lin                             -0-                           N/A                     N/A

         Ng Kin Sing                              -0-                           N/A                     N/A

         Lo Kin Cheung                            -0-                           N/A                     N/A

         All executive officers         402,697 Common Stock                   33.74%                    52.05%
         and directors as a group       320,000 Series B Preferred            100.00%

(1) The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of these shares.

(2) Winsland Capital Limited owns 33,480 shares of Common Stock and 320,000 shares of Series B Preferred Stock. Winsland Capital Limited is beneficially owned by Ching Lung Po. The table includes 40,000 shares of Common Stock issuable upon exercise of options granted under the Company's Stock Option Plan as described under "Stock Options," below.

(3) Anka Capital Limited ("Anka") owns 244,897 shares of Common Stock. Anka is 50% owned by Tam Cheuk Ho and 50% owned by Wong Wah On. Tam Cheuk Ho disclaims beneficial ownership of the securities held by Anka, except to the extent of his pecuniary interest in the shares. The table includes 40,000 shares of Common Stock issuable upon exercise of options granted under the Company's Stock Option Plan as described under "Stock Options," below.

(4) Of the shares of Common Stock indicated, Brender Services Limited, which is beneficially owned by Wong Wah On, owns 4,320 shares of Common Stock. The remaining 244,897 shares represent shares of Common Stock owned by Anka which is 50% owned by Wong Wah On. Wong Wah On disclaims beneficial ownership of the seurities held by Anka, except to the extent of his pecuniary interest in the shares. The table includes 40,000 shares of Common Stock issuable upon exercise of options granted under the Company's Stock Option Plan as described under "Stock Options," below.

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

         The Board of Directors, or a committee appointed by the Board (the "Committee"), is vested with authority to (i) select persons to participate in the Plan; (ii) determine the form and substance of grants made under the Plan to each participant, and the conditions and restrictions, if any, subject to which grants will be made; (iii) interpret the Plan; and (iv) adopt, amend, or rescind such rules and regulations for carrying out the Plan as it may deem appropriate. The Board of Directors has the power to modify or terminate the Plan and from time to time may suspend, and if suspended may reinstate, any or all of the provisions of the Plan except that (i) no modification, suspension, or termination of the Plan may, without the consent of the grantee affected, alter or impair any grant previously made under the Plan; and (ii) no modification shall become effective without prior consent of the shareholders of the Company that would (a) increase the maximum number of shares reserved for issuance under the Plan, except for certain adjustments allowed by the Plan; or (b) change the classes of employees eligible to participate in the Plan.

         The Plan provides that the price per share deliverable upon the exercise of each Incentive Stock Option shall not be less than 100% of the fair market value of the shares on the date the option is granted, as the Committee determines. In the case of the grant of any Incentive Stock Option to an employee who, at the time of the grant, owns more than 10% of the total combined voting power of all classes of stock of the Company or any of its subsidiaries, such price per share, if required by the Code at the time of grant, shall not be less than 110% of the fair market value of the shares on the date the option is granted. The price per share deliverable upon the exercise of each nonqualified stock option shall not be less than 80% of the fair market value of the shares on the date the option is granted, as the Committee determines.

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

         As of July 1, 1995, pursuant to the recommendation of a committee of disinterested persons appointed by the board of directors in accordance with the terms of the Plan, the board of directors granted options to certain officers, directors, employees and consultant to purchase 24,000 shares of the Company's Common Stock: All of the stock options were issued in accordance with the terms of the Plan at an exercise price of US$378 (the fair market value of the Common Stock as of July 1, 1995) and would have been exercisable beginning on July 1, 1996, and until July 1, 2005.

         As of May 20, 1996, the board of directors, in accordance with the recommendation, with respect to stock options granted to directors and officers, of a committee of disinterested persons appointed by the board of directors in accordance with the terms of the Plan, reduced the exercise prices of all of the outstanding options to US$42 (the fair market value of the Common Stock as of May 20, 1996). By virtue of this action, the outstanding options would have been exercisable beginning on May 20, 1997, and until May 20, 2006.

         On December 30, 1996, the shareholders of the Company adopted an amendment to the Plan (a) to change the number of shares of Common Stock subject to the Plan to that number of shares which would, in the aggregate and if deemed outstanding, constitute 20% of the Company's then-outstanding shares of Common Stock, as determined at the time of granting stock options, and (b) to allow Nonqualified Stock Options, as defined in the Plan, to be exercisable in less than one year.

         As of June 15, 2001, the board of directors adopted the recommendations of the committee of disinterested persons appointed by the board of directors in accordance with the terms of the Plan and granted stock options to purchase shares of the Company's Common Stock to the following officers, directors and employees:

         Ching Lung Po                               40,000 shares
         Tam Cheuk Ho                                40,000 shares
         Wong Wah On                                 40,000 shares
         Ma Sin Ling                                 30,000 shares
         Tse Chi Kai                                 10,000 shares
         Fu Yang Guang                                1,000 shares
         Lin Jia Ping                                 1,000 shares
         Yu Jing Song                                 1,000 shares

         On the same date, all stock options previously granted were cancelled.

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

         On July 7, 1994, HARC entered into a Contract of Investment in the Xilian Timber Mill with the Xilian State Rubber Farm, a subsidiary farm owned and controlled by the Farming Bureau, pursuant to which HARC subscribed for a 12.64% equity interest in the Xilian Farm Timber Mill ("Xilian Mill"), a timber factory in Hainan, PRC, for consideration of Rmb5.21 million (US$629,227). According to the agreement, HARC will be entitled to a fixed 20% return on its investment in Xilian Mill for a three-year period from the date of subscription. Thereafter,

HARC will be entitled to Xilian Mill's profit in proportion to its percentage ownership of shares therein, subject to a minimum return of 20% on its investment. On December 24, 1994, the parties entered into a supplementary agreement reducing the amount of HARC's investment to Rmb5 million (US$603,865) but keeping unchanged HARC's percentage ownership of Xilian Mill at 12.64%. HARC disposed of its 12.64% equity interest in Xilian Mill to the Farming Bureau for consideration of Rmb5 million (US$603,865) pursuant to an Agreement for the Sale and Purchase of Shares in Xilian Timber Mill dated April 27, 2001.

         On July 15, 1994, the Farming Bureau and HARC entered into a Rental Agreement for the rental of 532 square meters of a building located in Haikou City, PRC, in which HARC's corporate headquarters are located. Such rental agreement is for a period of 10 years at an annual rental of Rmb170,240 (US$20,560) payable in equal semi-annual installments. On July 1, 2001, pursuant to mutual agreement, both parties agreed to terminate the rental agreement. For each of the two years ended December 31, 2000 and 2001, HARC paid rental of Rmb170,240 (US$20,560) and Rmb85,000 (US$10,266), respectively, to Farming Bureau.

         As of March 31, 1995, the Company entered into an Exchange Agreement with several of its shareholders whereby the Company's outstanding indebtedness to those shareholders, in the amount of approximately US$6,400,000, was exchanged for 6,400,000 shares of Series A Preferred Stock, which was authorized and issued by the Company as of that date. The shares of Series A Preferred Stock were issued pursuant to the Exchange Agreement to the shareholders as follows: Hong Wah Investment Holdings Limited (2,432,000 shares), China Everbright Financial Holdings Limited. (formerly known as "Everbright Finance and Investment Co. Ltd.") (1,184,000 shares), Worlder International Company Limited (1,184,000 shares), and Silverich Limited (1,600,000 shares).

         On July 22, 1996, the Company entered into an Exchange Agreement with China Everbright Financial Holdings Limited ("Everbright") , pursuant to which all 6,400,000 outstanding shares of the Company's Series A Preferred Stock held by Everbright were exchanged for 320,000 shares of Common Stock, which were subject to substantial restrictions. Such restrictions included a waiver for seven years of rights to dividends and distributions upon dissolution and liquidation of the Company, and a waiver for eight years of the ability to have the shares included in any registration statement filed by the Company.

         As of December 31, 1996, the Company entered into another Exchange Agreement with Everbright, pursuant to which the 320,000 shares of restricted Common Stock were exchanged for 320,000 shares of the Company's Series B Preferred stock. The terms of the Series B Preferred stock were amended by the Board of Directors in connection with the new Exchange Agreement, and such Series B Preferred stock is not convertible and has no dividend rights or rights to receive distributions upon dissolution and liquidation of the Company. The Series B Preferred stock also may not be included in any registration statement filed by the Company, and the Company will not take any action to facilitate the registration of the Series B Preferred stock, until after July 22, 2000.

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

         On September 1, 2000, the Company and Anka Consultants Limited, a private Hong Kong company which is owned by certain directors of the Company, entered into an office sharing agreement, from which the Company's head office in Hong Kong is shared on an equal basis between the two parties. The lease is for a period of 2 years from September 1, 2000 to August 31, 2002. The office sharing agreement also provides that the Company shall share certain costs and expenses in connection with its use of the office. For the years ended December 31, 2000 and 2001, the Company paid rental expenses to Anka Consultants Limited amounted to HK$46,000 (US$6,000) and HK$276,000 (US$35,000), respectively.

         On April 30, 2001, Billion Luck, through its nominees, acquired 39% minority equity interest in HARC from the Farming Bureau, for total consideration of Rmb129,405,000 (US$15,629,000). Concurrent with the acquisition, HARC entered into several agreements with the Farming Bureau to dispose of its certain assets, including 24,877,008 shares of Hainan Sundiro Motorcycle Co. Ltd., for consideration of Rmb70 million (US$8,454,000), a 12.64% equity interest in Xilian Mill for consideration of Rmb5 million (US$603,865) and 58% interest in Hainan Weilin for consideration of Rmb3.8 million (US$459,000).

         Other related party transactions are disclosed elsewhere in this Report under "Stock Options" and "Executive Compensation".

                                     PART IV

[Item 14]              EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K

         The following financial statements are filed as a part of this Form 10-K in Appendix A hereto:

                  Independent auditors' report, together with consolidated financial statements for the Company and subsidiaries, including:

                  a. Consolidated statements of operations for the three years ended December 31, 1999, 2000 and 2001

                  b. Consolidated statements of changes in shareholders' equity for the three years ended December 31, 1999, 2000 and 2001

                  c.       Consolidated balance sheets as of December 31, 2000
                           and 2001

                  d. Consolidated statements of cash flows for the three years ended December 31, 1999, 2000 and 2001

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

         10.1 Rental Agreement, by and between the Farming Bureau and HARC (ORIGINAL CHINESE VERSION WITH ENGLISH TRANSLATION FILED AS
                  EXHIBIT 10.14 TO ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994, AND INCORPORATED HEREIN BY REFERENCE.)

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

         10.4 China Resources Development, Inc., Amended and Restated 1995 Stock Option Plan, as amended on December 30, 1996 (FILED AS
                  EXHIBIT 10.34 TO ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996, AND INCORPORATED HEREIN BY REFERENCE.)

         10.5 Stock Purchase Agreement, by and between HARC and Guilinyang Farm, dated December 29, 1997. (CERTIFIED ENGLISH TRANSLATION OF ORIGINAL CHINESE VERSION FILED AS EXHIBIT 10.39 TO ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997, AND INCORPORATED HEREIN BY REFERENCE.)

         10.6 Agreement for the Sale and Purchase of Share in HARC, dated April 30, 1998, by and between Guilinyang Farm and the Company (CERTIFIED ENGLISH TRANSLATION OF ORIGINAL CHINESE VERSION FILED AS EXHIBIT 10.41 TO QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL QUARTER ENDED JUNE 30, 1998, AND INCORPORATED HEREIN BY REFERENCE.)

       10.7 Employment Agreement between the Company and Li Feilie, dated August 1, 1998 (FILED AS EXHIBIT 10.42 TO ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998, AND INCORPORATED HEREIN BY REFERENCE.)

       10.8 Employment Agreement between the Company and Tam Cheuk Ho, dated February 1, 1999 (FILED AS EXHIBIT 10.43 TO ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998, AND INCORPORATED HEREIN BY REFERENCE.)

       10.9 Employment Agreement between the Company and Wong Wah On, dated February 1, 1999 (FILED AS EXHIBIT 10.44 TO ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998, AND INCORPORATED HEREIN BY REFERENCE.)

       10.10 Service Agreement between the Company and Ching Lung Po, dated February 1, 1999 (FILED AS EXHIBIT 10.45 TO ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998, AND INCORPORATED HEREIN BY REFERENCE.)

       10.11 Assets and Staff Transfer Agreement by and among the Farming Bureau, HARC, First Supply, Second Supply and Sales Centre dated March 3, 2000 (CERTIFIED ENGLISH TRANSLATION OF ORIGINAL CHINESE VERSION FILED AS EXHIBIT 10.23 TO CURRENT REPORT ON FORM 8-K DATED MARCH 18, 2000, AND INCORPORATED HEREIN BY REFERENCE.)

       10.12 Shareholders' Agreement on Business Restructuring by and among the Farming Bureau, the Registrant and Billion Luck dated March 3, 2000 (CERTIFIED ENGLISH TRANSLATION OF ORIGINAL CHINESE VERSION FILED AS EXHIBIT 10.24 TO CURRENT REPORT ON FORM 8-K DATED MARCH 18, 2000, AND INCORPORATED HEREIN BY REFERENCE.)

       10.13 Acquisition Agreement among the Registrant, E-link Investment Limited and Silver Moon Technologies Limited, dated June 30, 2000 (FILED AS EXHIBIT 10.25 TO CURRENT REPORT ON FORM 8-K DATED JUNE 30, 2000, AND INCORPORATED HEREIN BY REFERENCE.)

       10.14 Stock Purchase Agreement by and between HARC and Guilinyang Farm dated July 28, 2000 (CERTIFIED ENGLISH TRANSLATION OF ORIGINAL CHINESE VERSION FILED AS EXHIBIT 10.26 TO CURRENT REPORT ON FORM 8-K DATED JULY 28, 2000, AND INCORPORATED HEREIN BY REFERENCE.)

       10.15 Agreement for the Sale and Purchase of Shares in HARC by and between the Farming Bureau and Shenzhen Shenhua Investment Co. Ltd. dated April 17, 2001 (CERTIFIED ENGLISH TRANSLATION OF ORIGINAL CHINESE VERSION FILED AS EXHIBIT 10.27 TO CURRENT REPORT ON FORM 8-K FILED MAY 17, 2001, AND INCORPORATED HEREIN BY REFERENCE.)

       10.16 Agreement for the Sale and Purchase of Shares in HARC by and between the Farming Bureau and Shenzhen Fengsun Development Co. Ltd. dated April 17, 2001 (CERTIFIED ENGLISH TRANSLATION OF ORIGINAL CHINESE VERSION FILED AS EXHIBIT 10.28 TO CURRENT REPORT ON FORM 8-K FILED MAY 17, 2001, AND INCORPORATED HEREIN BY REFERENCE.)

       10.17 Agreement for the Sale and Purchase of Shares in HARC by and between the Farming Bureau and Hainan Zhongwei Trading Co. Ltd. dated April 17, 2001 (CERTIFIED ENGLISH TRANSLATION OF ORIGINAL CHINESE VERSION FILED AS EXHIBIT 10.29 TO CURRENT REPORT ON FORM 8-K FILED MAY 17, 2001, AND INCORPORATED HEREIN BY REFERENCE.)

       10.18 Agreement for the Sale and Purchase of Shares in HARC by and between the Farming Bureau and Shenzhen Chaopeng Investment Co. Ltd. dated April 17, 2001 (CERTIFIED ENGLISH TRANSLATION OF ORIGINAL CHINESE VERSION FILED AS EXHIBIT 10.30 TO CURRENT REPORT ON FORM 8-K FILED MAY 17, 2001, AND INCORPORATED HEREIN BY REFERENCE.)

       10.19 Agreement for the Sale and Purchase of Shares in HARC by and between the Farming Bureau and Shenzhen Feishang Development Co. Ltd. dated April 17, 2001 (CERTIFIED ENGLISH TRANSLATION OF ORIGINAL CHINESE VERSION FILED AS EXHIBIT 10.31 TO CURRENT REPORT ON FORM 8-K FILED MAY 17, 2001, AND INCORPORATED HEREIN BY REFERENCE.)

       10.20 Form of Declaration of Trust (CERTIFIED ENGLISH TRANSLATION OF ORIGINAL CHINESE VERSION FILED AS EXHIBIT 10.32 TO CURRENT REPORT ON FORM 8-K FILED MAY 17, 2001, AND INCORPORATED HEREIN BY REFERENCE.)

       10.21 Agreement for the Sale and Purchase of Shares in Xilian Timber Mill by and between HARC and the Farming Bureau dated April 17, 2001 (CERTIFIED ENGLISH TRANSLATION OF ORIGINAL CHINESE VERSION

                  FILED AS EXHIBIT 10.33 TO CURRENT REPORT ON FORM 8-K FILED MAY 17, 2001, AND INCORPORATED HEREIN BY REFERENCE.)

         10.22 Agreement for the Sale and Purchase of Shares in Hainan Weilin by and between HARC and the Farming Bureau dated April 17, 2001 (CERTIFIED ENGLISH TRANSLATION OF ORIGINAL CHINESE VERSION FILED AS EXHIBIT 10.34 TO CURRENT REPORT ON FORM 8-K FILED MAY 17, 2001, AND INCORPORATED HEREIN BY REFERENCE.)

         10.23 Agreement for the Sale and Purchase of Shares in Hainan Sundiro Motorcycle Co. Ltd. by and between HARC and the Farming Bureau dated April 17, 2001 (CERTIFIED ENGLISH TRANSLATION OF ORIGINAL CHINESE VERSION FILED AS EXHIBIT 10.35 TO CURRENT REPORT ON FORM 8-K FILED MAY 17, 2001, AND INCORPORATED HEREIN BY REFERENCE.)

         11.3 Computation of Earnings Per Share for Fiscal Year ended December 31, 2001 (CONTAINED IN FINANCIAL STATEMENTS FILED HEREWITH.)

         21       Subsidiaries of the Registrant (FILED HEREWITH.)

         During the last quarter of the fiscal year ended December 31, 2001, the Company filed no reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CHINA RESOURCES DEVELOPMENT, INC.



                                           By:/s/ Ching Lung Po
                                              ----------------------------------
                                               Ching Lung Po, President

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

             Signature                                     Title                              Date
             ---------                                     -----                              ----

/s/ Ching Lung Po                                   President,  Chairman  of the              April 15, 2002
---------------------------                         Board  of  Directors,  Chief
Ching Lung Po                                       Executive Officer


/s/ Tam Cheuk Ho                                    Chief Financial Officer/                  April 15, 2002
---------------------------                         Director
Tam Cheuk Ho

/s/ Wong Wah On                                     Financial Controller/                     April 15, 2002
---------------------------                         Director/Secretary
Wong Wah On

/s/ Wan Ying Lin                                    Director                                  April 15, 2002
------------------------------------
Wan Ying Lin

/s/ Ng Kin Sing                                     Director                                  April 15, 2002
------------------------------------
Ng Kin Sing

/s/ Lo Kin Cheung                                   Director                                  April 15, 2002
------------------------------------
Lo Kin Cheung

                        Consolidated Financial Statements

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

                     Years ended December 31, 2000 and 2001

                       with report of independent auditors

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                   Pages

Report of independent auditors                                      F-1

Consolidated statements of operations                            F-2 - F-3

Consolidated balance sheets                                      F-4 - F-5

Consolidated statements of shareholders' equity                     F-6

Consolidated statements of cash flows                               F-7

Notes to consolidated financial statements                      F-8 - F-32

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

China Resources Development, Inc.


We have audited the accompanying consolidated balance sheets of China Resources Development, Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Resources Development, Inc. and subsidiaries at December 31, 2000 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.





Ernst & Young
Hong Kong
March 28, 2002

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 1999, 2000 and 2001

(Amounts in thousands, except share and per share data)


                                                            Year ended December 31,
                                           Notes      1999          2000        2001          2001
                                                       RMB           RMB         RMB           US$

NET SALES*                                    3      476,367        5,559       10,092        1,219

COST OF SALES*                                3     (468,021)      (5,096)      (9,832)      (1,188)
                                                    --------     --------     --------     --------

GROSS PROFIT                                           8,346          463          260           31

DEPRECIATION                                          (1,085)        (942)        (815)         (98)

AMORTIZATION                                  4           --       (2,841)      (6,628)        (801)

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES*                         (23,785)     (18,608)     (15,219)      (1,839)

FINANCIAL INCOME, NET                         5          864        7,871        1,318          159

LOSS ON DISPOSITION OF ASSETS                 4           --           --      (16,001)      (1,933)

OTHER INCOME/(EXPENSE), NET*                  6       10,338         (145)       7,346          888
                                                    --------     --------     --------     --------

LOSS FROM CONTINUED OPERATIONS
    BEFORE INCOME TAXES                               (5,322)     (14,202)     (29,739)      (3,593)

INCOME TAXES                                  7           --       (2,887)      (1,579)        (191)
                                                    --------     --------     --------     --------

LOSS FROM CONTINUED OPERATIONS
    BEFORE MINORITY INTERESTS                         (5,322)     (17,089)     (31,318)      (3,784)

MINORITY INTERESTS                                    (1,674)      (4,634)       1,198          145
                                                    --------     --------     --------     --------

LOSS FROM CONTINUED OPERATIONS                        (6,996)     (21,723)     (30,120)      (3,639)

DISCONTINUED OPERATIONS
   Loss on continuing operations of
     discontinued timber segment              4           --       (1,477)         (24)          (3)
                                                    --------     --------     --------     --------

NET LOSS                                              (6,996)     (23,200)     (30,144)      (3,642)
                                                    ========     ========     ========     ========

LOSS PER SHARE:                               8
   Basic and diluted

      Continuing operations                           (11.80)      (30.37)      (35.95)       (4.35)
      Discontinued operations                             --        (2.06)       (0.03)          --
                                                    --------     --------     --------     --------

                                                      (11.80)      (32.43)      (35.98)       (4.35)
                                                    ========     ========     ========     ========

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 1999, 2000 and 2001

(Amounts in thousands, except share and per share data)


* Including the following amounts resulting from transactions with related parties (note 18):

                                               Year ended December 31,
                                      1999          2000          2001          2001
                                       RMB           RMB           RMB           US$

     NET SALES                        23,718           --           --           --
     COST OF SALES                  (453,071)        (100)          --           --
     SELLING, GENERAL AND
         ADMINISTRATIVE EXPENSES      (1,028)        (393)        (306)         (37)
     OTHER INCOME, NET                    --        1,354           --           --

 The accompanying notes are an integral part of these consolidated financial statements.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2000 and 2001

(Amounts in thousands, except share and per share data)


                                                                   December 31,
                                                       Notes    2000       2001       2001
                                                               -------    -------    -------
                                                                RMB         RMB        US$

ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                  36,924      7,627        922
     Marketable securities                                9     62,384      5,744        694
     Inventories - Finished goods                                  598        610         74
     Other receivables, deposits and prepayments                10,585      4,635        560
     Short term loans receivable                         10         --     15,488      1,871
     Amount due from Farming Bureau                      18     13,509         --         --
     Amounts due from related companies                  18        636        636         77
     Amounts due from employees                          18        622        896        108
     Net assets of discontinued operations                4      2,388         --         --
                                                               -------    -------    -------

     TOTAL CURRENT ASSETS                                      127,646     35,636      4,306

     PROPERTY AND EQUIPMENT                              11      9,044      7,279        879

     PROPERTY, PLANT AND EQUIPMENT
        OF DISCONTINUED OPERATIONS                        4      4,260         --         --

     INVESTMENTS                                         12    184,374    109,615     13,244

     INTANGIBLE ASSETS                                    4      7,860         --         --

     VALUE-ADDED TAX RECEIVABLE                                     --      4,687        566
                                                               -------    -------    -------

     TOTAL ASSETS                                              333,184    157,217     18,995
                                                               =======    =======    =======

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

As of December 31, 2000 and 2001

(Amounts in thousands, except share and per share data)


                                                                                     December 31,
                                                                   Notes     2000         2001         2001
                                                                           --------     --------     --------
                                                                              RMB          RMB          US$

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
          Accounts payable                                                      269          247           30
          Other payables and accrued liabilities                     13      16,477       16,569        2,002
          Margin loan payable                                        14      18,572           --           --
          Due to investment adviser                                          12,253           --           --
          Income taxes payable/(recoverable)                                   (225)         454           55
          Amounts due to related companies                           18         666          366           44
                                                                           --------     --------     --------

          TOTAL CURRENT LIABILITIES                                          48,012       17,636        2,131

          MINORITY INTERESTS                                                115,480           --           --
                                                                           --------     --------     --------

          TOTAL LIABILITIES AND
               MINORITY INTERESTS                                           163,492       17,636        2,131
                                                                           --------     --------     --------

     COMMITMENTS                                                     24

     SHAREHOLDERS' EQUITY
        Common stock, US$0.001 par value:
         Authorized - 200,000,000 shares
         Issued and outstanding - 837,797 shares
           in 2000 and 2001                                                       7            7            1
     Preferred stock, authorized -
        10,000,000 shares in 2001 and 2000:
            Series B preferred stock, US$0.001 par value:            17
               Authorized - 320,000 shares
               Issued and outstanding - 320,000 shares in
                 2000 and 2001                                                    3            3            1
     Additional paid-in capital                                             169,052      169,052       20,425
     Reserves                                                        22      28,028       28,028        3,386
     Accumulated deficit                                             22     (27,416)     (57,560)      (6,955)
     Accumulated other comprehensive gains                           23          18           51            6
                                                                           --------     --------     --------

     TOTAL SHAREHOLDERS' EQUITY                                             169,692      139,581       16,864
                                                                           --------     --------     --------

     TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY                                              333,184      157,217       18,995
                                                                           ========     ========     ========

            The accompanying notes are an integral part of these consolidated financial statements.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the years ended December 31, 1999, 2000 and 2001

(Amounts in thousands, except share and per share data)


                                                                                            Retained     Accumulated
                                                        Series B  Additional               earnings/          other
                                            Common     preferred   paid-in              (accumulated   comprehensive
                                Notes        stock         stock   capital     Reserves     deficits)   gains/(losses)  Total
                                             -----       -----     -------     --------     ---------   --------------  -----
                                               RMB          RMB       RMB         RMB          RMB         RMB          RMB
Balance at January
    1, 1999                                      5            3     156,632      26,274       4,534           (4)     187,444

Net loss                                                                                     (6,996)                   (6,996)
Currency translation
    adjustments                    23                                                                        (14)         (14)
                                                                                                                     --------
Comprehensive loss                                                                                                     (7,010)
                                                                                                                     --------

Transfer to reserves               22                                               556        (556)                       --
                                          --------     --------    --------    --------    --------     --------     --------

Balance at December
    31, 1999                                     5            3     156,632      26,830      (3,018)         (18)     180,434

Issuance of 244,897
   shares of common stock           4            2                   12,420                                            12,422
Net loss                                                                                    (23,200)                  (23,200)
Currency translation
    adjustments                    23                                                                         36           36
                                                                                                                     --------
Comprehensive loss                                                                                                    (10,742)
                                                                                                                     --------

Transfer to reserves               22                                             1,198      (1,198)
                                          --------     --------    --------    --------    --------     --------     --------

Balance at December
   31, 2000                                      7            3     169,052      28,028     (27,416)          18      169,692

Net loss                                                                                    (30,144)                  (30,144)
Currency translation
    adjustments                    23                                                                         33           33
                                                                                                                     --------
Comprehensive loss                                                                                                    (30,111)
                                          --------     --------    --------    --------    --------     --------     --------

Balance at December
   31, 2001                                      7            3     169,052      28,028     (57,560)          51      139,581
                                          ========     ========    ========    ========    ========     ========     ========

           The accompanying notes are an integral part of these consolidated financial statements.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 1999, 2000 and 2001

(Amounts in thousands, except share and per share data)
                                                                       Year ended December 31,
                                                             1999         2000         2001          2001
                                                           --------     --------     --------     --------
                                                              RMB          RMB          RMB           US$
OPERATING ACTIVITIES
Net loss                                                     (6,996)     (23,200)     (30,144)      (3,642)
Adjustments to reconcile net loss to net cash
    provided by/(used in) operating activities:
     Depreciation and amortization                            1,091        3,850        7,510          907
     Write off of intangible asset                               --           --        2,936          355
     Loss on disposition of assets                               --           --       16,001        1,933
     Provision for inventory write-downs                         --        1,129           --           --
     Stock-based compensation issued to non-employees           983          279           --           --
     Minority interests                                       1,674        4,198       (1,215)        (147)
     Loss on disposal of property and equipment, net            910        1,000          466           56
     Loss on disposal of an equity method investment            662           --           --           --
     Write-off of goodwill                                      994           --           --           --

Changes in operating assets and liabilities:

    Marketable securities                                   (57,035)      (5,349)      56,640        6,843
    Trade receivables                                         4,844        3,531           --           --
    Inventories                                               2,453        5,103          (12)          (2)
    Other receivables, deposits and prepayments              17,308        1,790        1,682          203
    Amount due from Farming Bureau                          (13,346)      10,889       (1,096)        (132)
    Amounts due from related companies                       (5,188)      34,822           31            4
    Amounts due from employees                                   --         (622)        (274)         (33)
    Accounts payable                                          3,049      (14,505)         (22)          (3)
    Other payables and accrued liabilities                    9,153       24,671      (41,323)      (4,992)
    Income taxes payable                                         --      (16,591)         679           82
    Amounts due to related companies                         (2,276)     (28,349)        (300)         (36)
                                                           --------     --------     --------     --------
Net cash provided by/(used in) operating activities         (41,720)       2,646       11,559        1,396
                                                           --------     --------     --------     --------

INVESTING ACTIVITIES
Purchases of property and equipment                          (6,160)      (6,355)        (665)         (80)
Proceeds from disposal of investments                            --          883           --           --
Acquisition of subsidiaries                                      --           25           --           --
Acquisition of minority interest in a subsidiary                 --           --      (36,000)      (4,350)
Disposal of a subsidiary                                         --           --           (1)          --
Short term loans advanced to third parties                  (45,000)          --      (21,852)      (2,640)
Repayment of a short term loan from a third party                --           --        6,364          769
                                                           --------     --------     --------     --------
Net cash used in investing activities                       (51,160)      (5,447)     (52,154)      (6,301)
                                                           --------     --------     --------     --------

FINANCING ACTIVITIES
Advance from minority interest                                1,780        1,587           --           --
Advances from a former vice president                            --           --       11,298        1,365
                                                           --------     --------     --------     --------
Net cash provided by financing activities                     1,780        1,587       11,298        1,365
                                                           --------     --------     --------     --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                   (91,100)      (1,214)     (29,297)      (3,540)

Cash and cash equivalents, at beginning of year             129,238       38,138       36,924        4,462
                                                           --------     --------     --------     --------

Cash and cash equivalents, at end of year                    38,138       36,924        7,627          922
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

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


1.       ORGANIZATION AND PRINCIPAL ACTIVITIES

         China Resources Development, Inc. (the "Company") and its subsidiaries (collectively the "Group") were principally engaged in the distribution of natural rubber, procurement of materials and supplies and the distribution of other agricultural products in the People's Republic of China (the "PRC") through December 31, 1999.

         Pursuant to a business restructuring as detailed in note 3 to the consolidated financial statements, the Group discontinued all the above operations effective on January 1, 2000. In the fourth quarter of 1999, the Group established several new lines of business, including the operation of a supermarket and processed timber operations in the PRC. In addition, as described in note 4, during 2000, the Group acquired an 80% interest in an entity which provides health care information through an Internet website.

         Notwithstanding the cessation of natural rubber operations in early 2000, the Group was engaged in trading of natural rubber occasionally during 2001, depending on market conditions. Pursuant to the business acquisitions and disposition of assets as detailed in note 4 to the consolidated financial statements, the Group discontinued the timber processing operations effective on April 30, 2001. The Group continues to consider other new investment opportunities.

         Information on the Group's operations by segment are included in note 28 to the consolidated financial statements.

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

                  At December 31, 2000 and 2001, cash and cash equivalents included foreign currency deposits equivalent to RMB5,872 (US$223 and HK$3,799) and RMB5,418 (US$65 and HK$4,601),
                  respectively.

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

         (f)      Property and equipment
                  ----------------------
                  Property and equipment are stated at cost less accumulated depreciation. Expenditures for routine repairs and maintenance are expensed as incurred.

                  Depreciation is calculated on the straight-line basis to write-off the cost less estimated residual value of each asset over its estimated useful life. Estimated useful lives used for this purpose are as follows:

                        Buildings                                                                  25 years
                        Leasehold improvements                                 Over the terms of the leases
                        Machinery, equipment and motor vehicles                             10 - 12.5 years
                        Fixtures and furnitures                                             10 - 12.5 years

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

         (h)      Intangible assets
                  -----------------
                  Intangible assets consist of acquired website technology which are amortized on the straight-line basis over two years. Intangible assets are periodically reviewed for impairment based on an assessment of future operations. Accumulated amortization was RMB2,841 and RMB9,469 at December 31, 2000 and 2001, respectively.

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

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         (j)      Stock-based compensation
                  ------------------------
                  The Group has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options, because the Group believes the alternative fair value accounting provided for under Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Group's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. For disclosure purposes, pro forma information in accordance with SFAS 123 has been included in note 16.

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

         (k)      Revenue recognition
                  -------------------
                  Revenue from product sales is recognized at the point of sale for retail sales and upon the delivery of goods for other sales, when all performance obligations have been completed and is reasonably assured of collectibility. Rental income is recognized on the straight-line basis over the lease terms. Dividend income is recognized upon the establishment of the right to receive such payment.

         (l)      Income taxes
                  ------------
                  The Group uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carry forwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

         (m)      Loss per share
                  --------------
                  Basic and diluted loss per share are calculated in accordance with SFAS 128, "Earnings per Share".

         (n)      Advertising costs
                  -----------------

         All advertising costs are charged to the profit and loss account as incurred.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         (o)      Foreign currency translation
                  ----------------------------
                  The functional currency of substantially all the operations of the Group is Renminbi ("RMB"), the national currency of the PRC. The financial statements of subsidiary operations with functional currency other than RMB have been translated into RMB in accordance with SFAS 52, "Foreign Currency Translation". All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statements of operations amounts have been translated using the weighted average exchange rate for the year. Translation gains and losses are included as a component of stockholders' equity.

                  Transactions denominated in currencies other than RMB are translated into RMB at the applicable rates of exchange prevailing at that date. Monetary assets and liabilities denominated in other currencies at the balance sheet date are translated into RMB at the applicable rates of exchange at the balance sheet dates. The resulting exchange gains or losses are credited or charged to the consolidated statements of operations.

                  The financial statements are stated in Renminbi. The translation of amounts from RMB into US$ is included solely for the convenience of the reader and has been made at the rate of exchange quoted by the People's Bank of China on December 31, 2001 of US$1.00 = RMB8.28, and accordingly, differs from the underlying foreign currency amounts. No representation is made that the RMB amounts could have been, or could be, converted into US$ at that rate on December 31, 2001 or at any other date.

         (p)      Reverse stock split
                  -------------------
                  On May 28, 1999, the Company's shareholders approved a ten-to-one reverse split of the Company's common stock (the "Reverse Stock Split"). With the par value unchanged at US$0.001 per share, the Reverse Stock Split was effected by a transfer to the additional paid-in capital account. All references in the consolidated financial statements referring to share, stock option and per share amounts of the common stock of the Company have been adjusted retroactively for the Reverse Stock Split.

         (q)      Written call
                  ------------
                  Premiums on options written by the Group are recorded as liabilities and the option is adjusted to the current fair value at the balance sheet date. Premiums received from writing options that are treated by the Group on the expiration date as realized gains from investments. The difference between the premiums and the amount paid on effecting a closing purchase transaction, is also treated as a realized gain, or, if the premium is less than the amount paid for the closing purchase transaction, as a realized loss. The Group as writer of options bears the market risk of an unfavorable change in the price of the security underlying the written option.

         (r)      Reclassifications
                  -----------------
                  Certain amounts in prior years have been reclassified to conform to the current year presentation.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


3.       DISCONTINUED OPERATION AND BUSINESS RESTRUCTURING

         In the fourth quarter of 1999, the Group initiated a plan to restructure its business in Hainan, the PRC. On March 3, 2000, the board of directors of the Company approved a business restructuring involving Hainan Zhongwei Agricultural Resources Company Limited ("HARC"), a 61%-owned subsidiary of the Company, and certain subsidiaries of HARC (the "Restructuring"). The Restructuring resulted in the discontinuation of substantially all of the then existing operations of the Group as of December 31, 1999, including its two principal lines of business, the distribution of natural rubber and the procurement of materials, supplies and other agricultural products (collectively the "Operating Subsidiaries").

         On March 3, 2000, HARC and certain of its subsidiaries (the "HARC Subsidiaries") entered into an Assets and Staff Transfer Agreement with the Hainan Farming Bureau (the "Farming Bureau"), a division of the Ministry of Agricultural of the PRC and a 39% minority shareholder of HARC, pursuant to which the HARC Subsidiaries would transfer all the assets, liabilities and staff related to the Rubber and Procurement Operations to the Farming Bureau, effective from January 1, 2000 (the "Transfer"). The consideration for the net assets transferred was determined based on the lower of their net book value or their fair value, as determined by an independent professional valuer, as of December 31, 1999. Based on the valuation, there were no material differences between the fair value and the net book value (as determined under US GAAP) of those assets and liabilities as of December 31, 1999, and, therefore, no gain or loss was recognized upon the Transfer.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


4.       BUSINESS ACQUISITIONS AND DISPOSITION OF ASSETS

         On June 30, 2000 the Group entered into an acquisition agreement ("Acquisition") to acquire an 80% equity interest in Silver Moon Technologies Limited ("Silver Moon"), a British Virgin Islands corporation which was incorporated on March 24, 2000, for a consideration of US$1,500 (RMB12,420) by issuing 244,897 shares of the Company's unregistered restricted common stock of US$0.001 par value to Silver Moon's former sole equity owner, E-link Investment Limited ("E-link"). The principal activities of Silver Moon and its wholly-owned subsidiary, Zhongwei Medi-China.com Limited (formerly known as Sky Creation Technology Limited), a Hong Kong company, is providing healthcare content on the Internet which focuses on Chinese herbal medicine and therapies.

         The transaction was accounted for as a purchase; the cost of the acquisition exceeds the fair value of the net assets acquired by RMB12,405 which was classified as acquired website technology and was being amortized over two years. In the forth quarter of 2001, management determined that the website's functionality was inadequate for the Company's intended purpose in view of the fact that no revenue was generated during 2001 from the site and none is anticipated in the foreseeable future. Consequently, an impairment charge was recorded for the entire unamortized balance in the amount of RMB2,936.

         Silver Moon did not report any revenue through the date of acquisition by the Group. Pro forma net loss and net loss per share for the year ended December 31, 2000, assuming the acquisition had been consummated as of January 1, 2000, are RMB30,286 and RMB36.15, respectively.

         During 2001, the Group recognized a loss of RMB 16,001 on the exchange of: (i) cash of RMB36,000; (ii) its 13% equity interest in Xilian Timber Mill; (iii) its 58% equity interest in Hainan Weilin Timber Limited Liability Company ("Hainan Weilin"); and (iv) HARC's 5.3% interest in Hainan Sundiro Motorcycle Co. Ltd. for the Farming Bureau's 39% equity interest in HARC, computed based on the carrying value of assets exchanged. The results of operations and losses previously allocated to the minority shareholder of HARC have been included from the date of the exchange. In addition, as a result of this transaction, the Group ceased timber processing operations.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


5.       FINANCIAL INCOME, NET

         Financial income, net represents:

                                                     Year ended December 31,
                                                   1999       2000        2001
                                                -------------------------------
                                                    RMB         RMB         RMB

         Interest income                            948      11,749       1,537
         Interest expense                            (5)        (73)       (229)
         Foreign exchange gains/(losses), net       (79)     (3,805)         10
                                                -------     -------     -------

                                                    864       7,871       1,318
                                                =======     =======     =======


6.       OTHER INCOME/(EXPENSE), NET

         Other income/(expense), net represents:

                                                               Year ended December 31,
                                                             1999        2000        2001
                                                            -------     -------     -------
                                                              RMB         RMB         RMB
         Realized gain on call option written                    --          --       3,182
         Dividend income from cost method investments         6,664          --          --
         Rental income                                          788          --          --
         Net gain on trading of marketable securities           384       3,470       7,055
         Loss on disposal of property and equipment, net       (910)     (1,000)       (466)
         Net loss on write-off of an equity
             method investment                                 (659)         --          --
         Recovery of bad debts written-off                    2,902          --       1,664
         Share of income received from joint investment          --       9,195          --
         Unrealized loss on marketable securities                --     (11,151)       (573)
         Write off of acquired website technology                --          --      (2,936)
         Others                                               1,169        (659)       (580)
                                                            -------     -------     -------

                                                             10,338        (145)      7,346
                                                            =======     =======     =======

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


7.       INCOME TAXES

         Pre-tax loss from continuing operations for the years ended December 31 was taxed in the following jurisdictions:

                                           Year ended December 31,
                                        1999        2000       2001
                                      -------     -------     -------
                                         RMB         RMB         RMB
         PRC (excluding Hong Kong)      4,801      10,036      (6,728)
         Other countries:
             USA                         (651)    (15,122)    (23,748)
             Hong Kong                 (9,472)     (9,116)        737
                                      -------     -------     -------

                                       (5,322)    (14,202)    (29,739)
                                      =======     =======     =======

         The provision for income tax for continuing operations consisted of the following:

                                   Year ended December 31,
                                    1999    2000     2001
                                   -----------------------
                                     RMB     RMB      RMB
         Current:
             PRC federal income tax    -    2,887    1,579
                                   =====    =====    =====

         It is management's intention to reinvest all the income attributable to the Group earned by its operations outside the United States of America (the "U.S."). Accordingly, no U.S. federal and state income taxes have been provided in these consolidated financial statements.

         The reconciliation of income taxes/(tax benefit) for income tax computed at the PRC federal statutory tax rate applicable to foreign investment enterprises operating in Hainan, a Special Economic Zone in the PRC, to income tax expense is as follows:

                                                            Year ended December 31,
                                                          1999        2000       2001
                                                         ------------------------------
                                                           RMB        RMB          RMB
         PRC federal statutory tax rate                      15%         15%         15%

         Computed expected income taxes (tax benefit)      (798)     (2,131)     (4,461)
         Higher effective income tax rates
            of other countries                           (2,025)       (735)     (4,505)
         Net increase in valuation allowance                373       2,866       8,966
         Tax on foreign personal holding
             company income                               2,450          --          --
         Non-deductible expenses                             --          --       1,263
         Others                                              --       2,887         316
                                                         ------      ------      ------

         Income tax expense for the year                     --       2,887       1,579
                                                         ======      ======      ======

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


7.       INCOME TAXES (continued)

         The deferred tax asset of the Group is comprised of the following:

                                                                     December 31,
                                                                   2000        2001
                                                                 -------     -------
                                                                   RMB         RMB
         Deferred tax asset:
             Net operating loss carry forwards                    13,131      22,097
             Less: Valuation allowance for deferred tax asset    (13,131)    (22,097)
                                                                 -------     -------
                                                                       -           -
                                                                 =======     =======

         No undistributed earnings of the Group's foreign subsidiaries were available at December 31, 2000 and 2001. Upon distribution of those earnings in the form of dividends or otherwise, the Group would be subject to U.S. income taxes. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

         At December 31, 2001, the Group had net operating loss carry forwards ("NOLs") of approximately RMB22 million for U.S. income tax purposes that expire in various years through 2021. At December 31, 2001, the Group's subsidiaries in the PRC had NOLs amounting to approximately RMB3 million for PRC income tax purposes that expire in 2006.

8.       LOSS PER SHARE

         The following table sets forth the computation of basic and diluted loss per share:

                                                                     Year ended December 31,
                                                                  1999        2000         2001
                                                                 ---------------------------------
                                                                  RMB         RMB          RMB
         Numerator
         ---------
              Numerator for basic and diluted
                 loss per share: Loss attributable
                     to common shareholders                       (6,996)    (23,200)     (30,144)
                                                                 =======     =======     ========
         Denominator
         -----------
             Denominator for basic loss per share:
                 Weighted-average number of shares               592,900     715,349      837,797
                                                                 =======     =======     ========

         Basic and diluted loss per share                         (11.80)     (32.43)      (35.98)
                                                                 =======     =======     ========

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


8.       LOSS PER SHARE (continued)

         Details of the stock options of the Company are set out in note 16.

         The computation of diluted loss per share did not assume the conversion of the stock options of the Company in 1999, 2000 and 2001 and the warrants of the Company in 1999 and 2000 because their inclusion would have been anti-dilutive.

9.       MARKETABLE SECURITIES

                                                          December 31,
                                                        2000        2001
                                                       -------     -------
                                                         RMB         RMB

         Trading securities listed on NASDAQ
             At cost                                        --       1,478
             Less: unrealized loss                          --         (21)
                                                       -------     -------
         Fair value                                         --       1,457
                                                       -------     -------

         Trading securities listed on the Hong Kong
             Stock Exchange
                At cost                                 78,798       4,839
                Add: unrealized gain                        --         113
                Less: unrealized loss                  (16,414)       (665)
                                                       -------     -------
         Fair value                                     62,384       4,287
                                                       -------     -------

                                                        62,384       5,744
                                                       =======     =======

10.      SHORT TERM LOANS RECEIVABLE

         As of December 31, 2001, the short term loans receivable represented advances to three unaffiliated parties of RMB5,304, RMB1,697 and RMB8,487 at annual interest rates of 8% (revised to 10% from February 8, 2002), 5% and 12% (revised to 8% from January 1, 2002), respectively. These loans receivable are due at various dates through December 30, 2002. Except for the loan of RMB8,487 which is secured by a corporate guarantee granted by the holding company of the debtor, the remaining loans are unsecured.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


11.      PROPERTY AND EQUIPMENT

         Property and equipment comprise:

                                                          December 31,
                                                        2000         2001
                                                       -------     -------
                                                         RMB         RMB

         At cost:
            Buildings                                    3,414       4,260
            Leasehold improvements                       1,429          --
            Machinery, equipment and motor vehicles      6,128       4,124
            Fixtures and furniture                         208         208
                                                       -------     -------
                                                        11,179       8,592

         Accumulated depreciation                       (2,135)     (1,313)
                                                       -------     -------

                                                         9,044       7,279
                                                       =======     =======


12.      INVESTMENTS

         Cost method investments comprise:

                                                               December 31,
                                                              2000       2001
                                                             -------    -------
                                                               RMB        RMB

         Investments in:
            Hainan Sundiro Motorcycle Co., Ltd. ("Sundiro")  179,615    109,615
            PRC joint venture                                  4,759         --
                                                             -------    -------

                                                             184,374    109,615
                                                             =======    =======

         Cost method investments are interests in unlisted shares/equity of PRC companies in which the Group does not have a significant influence over their operating and financial policies.

         At December 31, 2000, the Group owned an equity interest of 8.7% of Sundiro. During 2001, pursuant to the exchange of assets as described in note 4, the Group disposed of 24,877,008 corporate shares of Sundiro to the Farming Bureau. As a result, the Group owns an equity interest of 5.3% of Sundiro as at December 31, 2001.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

13.      OTHER PAYABLES AND ACCRUED LIABILITIES

                                                                                   December 31,
                                                                                  2000      2001
                                                                                 ------    ------
                                                                                  RMB        RMB

              Advances from a former vice president                                 864    11,298
              Accrued salaries of a director                                        735     1,106
              Other payables                                                      2,110     1,368
              Accrued liabilities                                                 2,675     2,797
              Advances from an unaffiliated third party                           6,911        --
              Call options written, at fair value (premium received RMB3,182)     3,182        --
                                                                                 ------    ------

                                                                                 16,477    16,569
                                                                                 ======    ======

         The advances from a former vice president are unsecured, interest-free and have no fixed terms of repayment. The advances were repaid in full as at January 10, 2002.

14.      MARGIN LOAN PAYABLE

         The Group had a margin loan payable balance of RMB18,572 as of December 31, 2000 which was used to purchase marketable securities listed on the Hong Kong Stock Exchange. This margin loan bore interest at a variable rate. The rate was 12% as of December 31, 2000. Interest expense on the margin loan for the years ended December 31, 2000 and 2001 was approximately RMB73 and RMB229, respectively. The margin loan was repaid as the securities were sold during 2001.

15.      DUE TO INVESTMENT ADVISER

         According to an agreement made between the Group and Sanya Zhongya Trust and Investment Company ("SZTI") in 2000, SZTI would use the Group's deposits (approximately RMB45 million) for the trading of securities on behalf of the Group and guarantee a minimum return. The excess of the actual return over the minimum return is shared between both parties on an agreed proportion. During the year ended December 31, 2000, the balance of the deposit was fully withdrawn and the actual return exceeded the guaranteed return by RMB12,253, which was fully repaid in 2001.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


16.      STOCK OPTIONS

         The Group adopted a stock option plan (the "Plan") as of March 31, 1995. The Plan allows the Board of Directors, or a committee thereof at the Board's discretion, to grant stock options to officers, directors, key employees, consultants and affiliates of the Group. Initially, 24,000 shares of common stock of the Group, after adjusting for the Reverse Stock Split in 1999, were permitted to be issued and sold pursuant to options granted under the Plan. All of the stock options were issued in accordance with the terms of the Plan on July 1, 1995 to certain officers, directors, employees and consultants of the Group at an exercise price of US$37.8 (RMB314.5) per share (the fair market value of the common stock as of July 1, 1995) and are exercisable from July 1, 1996 to July 1, 2005. On May 20, 1996, pursuant to a "Unanimous Written Consent" of the committee appointed pursuant to the Plan and a resolution of a special meeting of the Board of Directors of the Group, the exercise price was changed to US$42.0 (RMB348.6) per share (the fair market value of the common stock as of May 20, 1996), after adjusting for the Reverse Stock Split in 1999 and 1996. By virtue of that action, the outstanding options were then exercisable beginning on May 20, 1997 until May 20, 2006.

         On December 30, 1996, the Plan was amended to increase the number of shares of common stock issuable under the Plan to 20% of the Group's outstanding common stock, as determined at the time of granting of the stock options. Such shares may represent authorized but unissued shares as well as repurchased or forfeited shares for any grant under the Plan that was expired or unexercised. Further amendments were made to give the Board of Directors the ability to set a holding period of less than one year for non-qualified stock options.

         Pursuant to a special resolution of the Board of Directors on June 15, 2001, all stock options outstanding as of June 15, 2001 were canceled and 163,000 new stock options were granted to officers, directors and key employees of the Group at an exercise price of US$2.95 (RMB24.4) per share (the fair market value of the common stock as of June 15, 2001). The options are exercisable from December 15, 2001 to June 14, 2004.

         Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Group had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1995, 1996 and 2001, respectively: risk-free interest rates of 6.50%, 6.78% and 4%; no dividend yield; volatility factors of the expected market price of the Company's common stock of 141.38%, 42.13% and 129.6%; and a weighted average expected life of the options of 6 years, 6 years and 3 years, respectively.

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


16.      STOCK OPTIONS (continued)

         For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                            Year ended December 31,
                                        1999        2000         2001
                                      ----------------------------------
                                         RMB        RMB           RMB

         Pro forma net loss           (14,426)    (30,630)      (30,677)
                                      =======     =======     =========

         Pro forma loss per share:

             Basic and diluted         (24.33)     (42.82)       (36.62)
                                      =======     =======     =========


         The Company's stock option activities and related information for the years ended December 31, 1999, 2000 and 2001 are summarized as follows:

                                                 1999                2000                 2001
                                               Weighted            Weighted             Weighted
                                                average             average              average
                                               exercise            exercise             exercise
                                       Options    price     Options   price     Options    price
                                       ----------------     ---------------     ----------------
                                         `000       US$      `000       US$      `000        US$
                                         ----      ----      ----      ----      ----       ----
         Outstanding at
             beginning of year             24        42        24        42        24          42
         Canceled                          --        --        --        --       (24)        (42)
         Granted                           --        --        --        --       163        2.95
                                         ----      ----      ----      ----      ----       -----

         Outstanding at end of year        24        42        24        42       163        2.95
                                         ====      ====      ====      ====      ====       =====

         All options outstanding as of December 31, 2001 have an aggregate exercise price of US$481 (RMB3,981). The weighted average remaining contractual life of those options is 3 years.

         Shares of common stock reserved for future issuance at December 31, 2001 are 163,000.

17.      PREFERRED STOCK

         The preferred stock entitles the holders to voting rights to the same extent and in the same manner as shares of common stock; has no preemptive or other subscription rights and is not subject to any future calls or assessments. There are no redemption or sinking fund provisions applicable to the preferred stock and they have no rights to dividends or to distribution upon liquidation or dissolution of the Company.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


18.      RELATED PARTY BALANCES AND TRANSACTIONS

         In addition to those transactions set out in notes 3, 4, 12 and 26, the Group had the following transactions with the Farming Bureau, certain related companies controlled by the Farming Bureau and certain shareholders/directors of the Company.

                                                               Year ended December 31,
                                                  Notes     1999         2000         2001
                                                          ----------------------------------
                                                            RMB           RMB         RMB
         Farming Bureau and related companies
         controlled by the Farming Bureau:

         Purchase of natural rubber                (a)    (450,704)          --           --
                                                          ========     ========     ========

         Purchase of wood                                       --         (100)          --
                                                          ========     ========     ========

         Guaranteed gross profit received          (a)       6,350           --           --
                                                          ========     ========     ========

         Net sales of materials, supplies and
             other agricultural products           (b)      23,718           --           --
                                                          ========     ========     ========

         Rental expenses paid                      (d)        (739)        (306)        (391)
                                                          ========     ========     ========

         Manufacturing expenses paid                            --          (87)          --
                                                          ========     ========     ========

         Shareholders/directors of the Company:

         Consultancy fees paid                     (c)        (289)          --           --
                                                          ========     ========     ========

         (a)      Purchase of natural rubber
                  Pursuant to a sales and purchase agreement dated November 5, 1994 and as subsequently amended (the "S&P Agreement") amongst HARC, First Goods And Materials Supply And Sales Corporation, Second Goods And Materials Supply And Sales Corporation (collectively the "Principal Subsidiaries") and the Farming Bureau, the Farming Bureau agreed to guarantee the supply of natural rubber to the Principal Subsidiaries for a period of 15 years from November 5, 1994, under the same terms and conditions as are offered to other purchasers of natural rubber with a first right of refusal to the Principal Subsidiaries. The Farming Bureau allows the Principal Subsidiaries to set the selling price of natural rubber according to market conditions and guarantees a minimum gross profit margin of 3.5% (the "Guaranteed Margin") earned by First Goods And Materials Supply And Sales Corporation and Second Goods And Materials Supply And Sales Corporation (collectively the "Operating Subsidiaries) on natural rubber purchased from farms controlled by the Farming Bureau.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


18.      RELATED PARTY BALANCES AND TRANSACTIONS (continued)

         (a)      Purchase of natural rubber (continued)
                  --------------------------------------
                  Pursuant to an amendment to the S&P Agreement, the Guaranteed Margin was reduced to 1.5% with effect from April 1, 1999. The Group neither purchased nor sold rubber under the terms of the S&P Agreement during 2000 and 2001.

                  As more fully described note 3, effective January 1, 2000, the Group transferred all of the assets, liabilities operations and staff of the Operating Subsidiaries to the Farming Bureau.

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

         (c)      Consultancy fees
                  ----------------
                  Brender Services Limited ("Brender"), which is beneficially owned by a director of the Company, provided accountancy and consulting services to the Group through February 1, 1999 for HK$270 (RMB289) per month.

         (d)      Leases
                  ------
                  The Group leases its office space located in Hainan, the PRC from the Farming Bureau and the agreement expired on June 30, 2001. Also, the office spare in Hong Kong is leased from a company affiliated with one of the Group's directors. The lease expires on August 31, 2002.

         As a result of the aforementioned transactions, the Group's amounts due from/to the Farming Bureau, employees and related companies controlled by the Farming Bureau or a shareholder of the Company consisted of:

                                                          December 31,
                                                        2000      2001
                                                       ----------------
                                                        RMB       RMB

         Due from Farming Bureau                       13,509        --
                                                       ======    ======
         Due from related companies                       636       636
                                                       ======    ======
         Due from employees                               622       896
                                                       ======    ======
         Due to related companies                         666       366
                                                       ======    ======

         The balances with the Farming Bureau, employees and related companies are unsecured, interest-free and are repayable on demand.

         The balance with the employees represented bank accounts held by employees on behalf of the Group.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


19.      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                        Year ended December 31,
                                                       1999    2000       2001
                                                      --------------------------
                                                      RMB       RMB        RMB

         Cash paid during the year for:
             Interest expense                            5        --        229
                                                      ====    ======    =======

             Income tax                                  -     1,800      1,346
                                                      ====    ======    =======

         Non-cash investing and financing activities:
             Addition of intangible assets               -    10,701         --
                                                      ====    ======    =======

             Acquisition of minority interest in a
                  subsidiary (note 4)                    -    12,400    114,265
                                                      ====    ======    =======


20.      CONCENTRATION OF RISK

         Concentration of credit risk:

         Financial instruments that potentially subject the Group to significant concentration of credit risk consist principally of cash deposits, short term loans receivable, amounts due from the Farming Bureau and related companies and cost method investments.

         (i)      Cash and cash deposits

                  The Group maintains its cash and cash deposits primarily with various PRC government authorized financial institutions. The Group performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Group's investment strategy.

         (ii)     Short term loans receivable

                  One of the loans of RMB8,487 is secured by a corporate guarantee granted by the holding company of the debtor, which is a company listed on the Hong Kong Stock Exchange. The Group carefully assesses the recoverability of other loans not guaranteed or secured by collateral.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


20.      CONCENTRATION OF RISK (continued)

         (iii)    Amounts due from the Farming Bureau and related companies

                  The Farming Bureau has guaranteed the recoverability of a substantial portion of the amounts due from related companies, all of which are State-owned entities controlled by the Farming Bureau. The Group carefully assesses the recoverability of those balances not guaranteed by the Farming Bureau and generally does not require collateral. There were no receivables from the Farming Bureau at December 31, 2001.

         (iv)     Cost method investments

                  The Group's cost method investments consist of interests in unlisted shares/equity of PRC companies in which the Group does not have a significant influence over their operating and financial policies.

21.      FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         (iii) Short term loans receivable, accounts payable, other payables and margin loan

                  The carrying amounts reported in the balance sheet for short term loans receivable, accounts payable, other payables and margin loan approximate their fair values.

         (iv)     Amounts due from/to the Farming Bureau and related companies

                  The fair values of amounts due from/to the related companies cannot be determined due to their related party nature of those balances.

         (v)      Cost method investments

                  The Group believes that the carrying amounts represents the Group's best estimate of current economic values of these investments.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


21.      FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

         (vi)     Written call option

                  The fair value of written call options was estimated using the Black-Scholes option pricing model.

22.      RESERVES AND DISTRIBUTION OF PROFITS

         The movements in reserves during the years were as follows:

                                                          Collective
                                                  Surplus    welfare
                                                  reserve       fund   Total
                                                  --------------------------
                                                    RMB      RMB       RMB

         Balance at December 31, 1998             13,137    13,137    26,274
         Appropriation for the year                  278       278       556
                                                  ------    ------    ------

         Balance at December 31, 1999             13,415    13,415    26,830
         Appropriation for the year                  599       599     1,198
                                                  ------    ------    ------

         Balance at December 31, 2000 and 2001    14,014    14,014    28,028
                                                  ======    ======    ======

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

         According to relevant laws and regulations in the PRC, distributable reserves of HARC and its subsidiaries are determined in accordance with the relevant PRC accounting rules and regulations. The amount of retained earnings of HARC and its subsidiaries included in the consolidated balance sheet as of December 31, 1999 and available for distribution was RMB76,143. HARC had no retained earnings available for distribution as of December 31, 2000 and 2001.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


23.      ACCUMULATED OTHER COMPREHENSIVE GAINS/(LOSSES)

         The component of other comprehensive gains/(losses) is as follows:

                                                        Currency
                                                     translation
                                                     adjustments

                                                             RMB

         Balance at December 31, 1998                         (4)
         Currency translation adjustments                    (14)
                                                             ---

         Balance at December 31, 1999                        (18)
         Currency translation adjustments                     36
                                                             ---

         Balance at December 31, 2000                         18
         Currency translation adjustments                     33
                                                             ---

         Balance at December 31, 2001                         51
                                                             ===

         The earnings associated with the Group's investment in its foreign subsidiaries are considered to be permanently invested and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided.

24.      COMMITMENTS

         (a)      Lease commitments

                  At December 31, 2001, future minimum payments under non-cancelable operating leases for the leasing of buildings in the PRC and Hong Kong , including leases with related parties as describes in note 18, consist of the following:

                                                                RMB

                  Payable in:
                      2002                                      795
                      2003                                      510
                      2004                                      510
                      2005                                      510
                      2006                                      510
                      Thereafter                                467
                                                              -----

                  Total minimum lease payments                3,302
                                                              =====

                  Rental expenses under operating leases for the years ended December 31, 1999, 2000 and 2001 amounted to RMB242, RMB242 and RMB1,254, respectively.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


24.      COMMITMENTS (continued)

         (b)      Machinery

                  Pursuant to a purchase agreement dated July 10, 1999, the Group was obligated to purchase machinery totaling RMB2,600. A deposit of RMB1,560 was paid.

                  In January 2001, the purchase agreement was canceled and the related deposit was repaid in the form of 49% of interest in a subsidiary of the Group having a fair value of RMB901 and cash of RMB712.

25.      FOREIGN CURRENCY EXCHANGE

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

26.      RETIREMENT BENEFITS

         As stipulated by the PRC regulations, the Operating Subsidiaries participated in a defined contribution retirement plan (the "Retirement Plan") administered by a State-owned insurance company controlled by the Farming Bureau. The Operating Subsidiaries were required to make contributions to the Retirement Plan at a rate of 21% of the aggregate of basic salaries, allowances and bonuses of its existing staff. All staff of the Operating Subsidiaries were covered under the Retirement Plan and upon retirement, the retired staff are entitled to a monthly pension payment borne by the above-mentioned insurance company under the Retirement Plan. The Operating Subsidiaries were not responsible for any payment beyond the contributions to the Retirement Plan as noted above.

         The amount of contributions paid by the Group on behalf of the Operating Subsidiaries, which were charged to the consolidated statements of operations, amounted to RMB262 for the year ended December 31, 1999. As more fully described in note 3, effective January 1, 2000, the Group disposed of these operations and therefore the Group made no contributions to the Retirement Plan in 2000 and 2001.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


27.      VALUATION AND QUALIFYING ACCOUNTS

                                                            Provision     Provision for
                                                           for doubtful     inventory
                                                             accounts      write-downs       Total
                                                       ---------------------------------------------
                                                               RMB             RMB            RMB

         Balance at December 31, 1998                          4,740           1,554          6,294
         Recovery of bad debts written-off                    (2,902)             --         (2,902)
                                                              ------          ------         ------

         Balance at December 31, 1999                          1,838           1,554          3,392
         Charged to costs and expenses                            --           1,129          1,129
                                                              ------          ------         ------

         Balance at December 31, 2000                          1,838           2,683          4,521
                                                              ======          ======         ======

         No provisions was made during the year ended December 31, 2001

28.      SEGMENT FINANCIAL INFORMATION

         The Group was principally engaged in the distribution of natural rubber, the procurement of materials and supplies, and the distribution of other agricultural products in the PRC for the year 1999 presented in the consolidated financial statements.

         Description of products by segment
         ----------------------------------
         In 1999, the Group had two reportable segments: (i) rubber and (ii) materials, supplies and other agricultural products. As more fully described in note 3, effective January 1, 2000, the Group disposed of these operations. The reportable segments in 2000 were supermarket operations and processed timber. Accordingly, the segment results in 1999 were restated. The Group's materials, supplies and other agricultural products division primarily sold materials, supplies and other agricultural products to farms, manufacturers and other distributors in the PRC. The Group's supermarket division primarily sold foods and grocery products to customers in the PRC. And the Group's timber division primarily sold processed timber wooden blocks to manufacturers and other distributors in the PRC. As more fully described in note 4, effective April 30, 2001, the Group disposed of its timber processing operations.

         Measurement of segment profit or loss and segment assets
         --------------------------------------------------------
         The Group evaluates performance and allocates resources based on profit or loss from operations before interest, gains and losses on the Group's investment portfolio, and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers between reportable segments are not material to any period presented.

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

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


28.      SEGMENT FINANCIAL INFORMATION (continued)

         Operating segment information
         -----------------------------                                          Year ended December 31,
                                                                          1999             2000            2001
                                                                          ---------------------------------------
                                                                           RMB                RMB                RMB
         Net sales:
             Natural rubber:
                 Net sales to unaffiliated customers                      442,841              --           4,093
                                                                          -------         -------         -------
                                                                          442,841              --           4,093
                                                                          -------         -------         -------

             Materials, supplies and other agricultural products:

                      Net sales to unaffiliated customers                   9,120             306              --
                      Net sales to affiliates                              23,718              --              --
                                                                          -------         -------         -------
                                                                           32,838             306              --
                                                                          -------         -------         -------

             Supermarket operations:
                 Net sales to unaffiliated customers                          688           5,253           5,999
                                                                          -------         -------         -------
                                                                              688           5,253           5,999
                                                                          -------         -------         -------

         Total consolidated net sales                                     476,367           5,559          10,092
                                                                          =======         =======         =======

         Depreciation and amortization expenses:
             Natural rubber                                                   723              --              --
             Materials, supplies and other
                  agricultural products                                       333             280              --
             Supermarket operations                                             7             119             143
                                                                          -------         -------         -------

         Total segment depreciation and amortization
             expenses                                                       1,063             399             143

         Reconciling item:
             Depreciation and amortization expenses
                 attributable to corporate assets                              28           3,451           7,367
                                                                          -------         -------         -------

         Total consolidated depreciation and
             amortization expenses                                          1,091           3,850           7,510
                                                                          =======         =======         =======

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


28.      SEGMENT FINANCIAL INFORMATION (continued)

         Operating segment information (continued)

                                                             Year ended December 31,
                                                          1999        2000       2001
                                                        -------     -------     -------
                                                          RMB         RMB         RMB
         Segment profit/(loss):
             Natural rubber                               5,634          --        (157)
             Materials, supplies and other
                  agricultural products                   3,040          10          --
             Supermarket operations                          32         453         417
                                                        -------     -------     -------
         Total segment profit/(loss)                      8,706         463         260
         Reconciling items:
             Corporate expenses                         (14,971)    (26,341)    (31,307)
             Interest income                                944      11,749       1,537
             Interest expense                                (1)        (73)       (229)
                                                        -------     -------     -------

         Total consolidated loss before income taxes
             and discontinued operations                 (5,322)    (14,202)    (29,739)
                                                        =======     =======     =======


                                                                        December 31,
                                                                     2000         2001
                                                                   ---------------------
                                                                     RMB          RMB
         Segment assets:
             Natural rubber                                              --          --
             Materials, supplies and other
                  agricultural products                                  --          --
             Supermarket operations                                   6,416       6,895
                                                                    -------     -------
         Total segment assets                                         6,416       6,895

         Reconciling items:
             Corporate assets                                       135,091      40,707
             Investments                                            184,374     109,615
             Assets of discontinued timber segment                    7,303          --
                                                                    -------     -------

         Total consolidated assets                                  333,184     157,217
                                                                    =======     =======

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)


28.      SEGMENT FINANCIAL INFORMATION (continued)

         Operating segment information (continued)
         -----------------------------------------

                                                             Year ended December 31,
                                                             1999    2000      2001
                                                            -----------------------
                                                             RMB      RMB       RMB
         Expenditure for additions to long-lived assets:
             Natural rubber                                    --       --       --
             Materials, supplies and other
                  agricultural products                        54       --       --
             Supermarket operations                         4,223      387       79
                                                            -----    -----    -----

         Total segment expenditure for
             additions to long-lived assets                 4,277      387       79

         Reconciling item:
             Corporate assets                                 557    2,718      586
             Discontinued timber segment                    1,326    3,250       --
                                                            -----    -----    -----

         Total consolidated expenditure for
             additions to long-lived assets                 6,160    6,355      665
                                                            =====    =====    =====

         Long-lived assets of reportable segments and corporate assets consisted of property and equipment located in the PRC and Hong Kong.

         Major customers
         ---------------
         The Group did not have any major customers that represented more than 10% of the total consolidated net sales in 1999, 2000 and 2001.