Form 10QSB
period 2002-03-31
CHINA RESOURCES DEVELOPMENT INC
filed 2002-05-15
CIK 793628

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10-QSB




[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarter period ended March 31, 2002
                                      --------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 837,823 shares of common stock, $0.001 par value, as of May 12, 2002.

                                   CONVENTIONS

         Unless otherwise specified, all references in this report to "U.S. Dollars," "Dollars," "US$," or "$" are to United States dollars; all references to "Hong Kong Dollars" or "HK$" are to Hong Kong dollars; and all references to "Renminbi" or "RMB" or "Yuan" are to Renminbi Yuan, which is the lawful currency of the People's Republic of China ("China" or "PRC"). The Company and Billion Luck maintain their accounts in U.S. Dollars and Hong Kong Dollars, respectively. HARC and its subsidiaries maintain their accounts in Renminbi. The financial statements of the Company and its subsidiaries are prepared in Renminbi. Translations of amounts from Renminbi to U.S. Dollars and from Hong Kong Dollars to U.S. Dollars are for the convenience of the reader. Unless otherwise indicated, any translations from Renminbi to U.S. Dollars or from U.S. Dollars to Renminbi have been made at the single rate of exchange as quoted by the People's Bank of China (the "PBOC Rate") on March 31, 2002, which was approximately U.S.$1.00 = Rmb8.28. Translations from Hong Kong Dollars to U.S. Dollars have been made at the single rate of exchange as quoted by the Hongkong and Shanghai Banking Corporation Limited on March 31, 2002, which was approximately US$1.00 = HK$7.80. The Renminbi is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of Renminbi into U.S. Dollars or other currencies. All foreign exchange transactions take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. No representation is made that the Renminbi or U.S. Dollar amounts referred to herein could have been or could be converted into U.S. Dollars or Renminbi, as the case may be, at the PBOC Rate or at all.

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

         References to "HARC" are to Hainan Cihui Industrial Company Limited (formerly known as Hainan Zhongwei Agricultural Resources Company Limited), a company organized in the PRC, and is a wholly-owned subsidiary of the Company.

         References to the "PRC" or "China" include all territory claimed by or under the control of the Central Government, except Hong Kong, Macau, and Taiwan.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
             (Amounts in thousands, except share and per share data)

                                               Three Months Ended March 31,
                                           ------------------------------------
                                              2002         2001          2002
                                           --------      --------      --------
                                              RMB           RMB           US$

NET SALES                                     1,714         4,528           207

COST OF SALES                                (1,465)       (4,346)         (177)
                                           --------      --------      --------
GROSS PROFIT                                    249           182            30

DEPRECIATION                                   (211)         (154)          (25)

AMORTIZATION                                     --        (1,338)           --

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                    (3,024)       (3,820)         (365)

FINANCIAL INCOME/
  (EXPENSES), NET                               282           (70)           34

OTHER INCOME, NET                               411        10,547            49
                                           --------      --------      --------
INCOME/(LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME
  TAXES                                      (2,293)        5,347          (277)

INCOME TAXES                                     --        (1,262)           --
                                           --------      --------      --------
INCOME/(LOSS) FROM CONTINUING
  OPERATIONS BEFORE
  MINORITY INTERESTS                         (2,293)        4,085          (277)

MINORITY INTERESTS                               --         1,053            --
                                           --------      --------      --------
INCOME/(LOSS) FROM CONTINUING
  OPERATIONS                                 (2,293)        5,138          (277)

DISCONTINUED OPERATIONS
  Loss from operations of
    discontinued timber segment                  --           (24)           --
                                           --------      --------      --------

NET INCOME/(LOSS)                            (2,293)        5,114          (277)
                                           ========      ========      ========
INCOME/(LOSS) PER SHARE:
  Basic and diluted
    Continuing operations                     (2.74)         6.13         (0.33)
    Discontinued operations                      --         (0.03)           --
                                           --------      --------      --------

                                              (2.74)         6.10         (0.33)
                                           ========      ========      ========
WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                   837,797       837,797       837,797
                                           ========      ========      ========

See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
             (Amounts in thousands, except share and per share data)

                                                              March 31,    December 31,        March 31,
                                                                   2002            2001             2002
                                                                    RMB             RMB              US$
                                                  Notes     (Unaudited)          (Note)      (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                    6,195            7,627              748
  Marketable securities                             2         11,207            5,744            1,354
  Inventories - finished goods                                   547              610               66
  Other receivables, deposits and prepayments                    757            4,635               91
  Short term loans receivable                       3         16,960           15,488            2,048
  Amounts due from related companies                              --              636               --
  Amounts due from employees                                   1,009              896              122
                                                            --------         --------         --------
TOTAL CURRENT ASSETS                                          36,675           35,636            4,429
PROPERTY AND EQUIPMENT                              4          7,072            7,279              854
INVESTMENTS                                                  109,615          109,615           13,239
VALUE-ADDED TAX RECEIVABLE                                     4,687            4,687              566
                                                            --------         --------         --------
TOTAL ASSETS                                                 158,049          157,217           19,088
                                                            ========         ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                               212              247               26
  Other payables and accrued liabilities            5         19,619           16,569            2,369
  Income taxes                                                   454              454               55
  Amounts due to related companies                               366              366               44
                                                            --------         --------         --------
TOTAL CURRENT LIABILITIES                                     20,651           17,636            2,494
                                                            --------         --------         --------
SHAREHOLDERS' EQUITY
   Common stock, US$0.001 par value:
   Authorized - 200,000,000 shares
   Issued and outstanding - 837,797 shares
     in 2002 and 2001                                              7                7                1
  Preferred stock, authorized -
    10,000,000 shares in 2002 and 2001
      Series B preferred  stock, US$0.001  par
      value:
        Authorized - 320,000 shares
        Issued and outstanding - 320,000 shares
          in 2002 and 2001                                         3                3               --
Additional paid-in capital                                   169,052          169,052           20,417
Reserves                                                      28,028           28,028            3,385
Accumulated deficit                                          (59,853)         (57,560)          (7,229)
Accumulated other comprehensive gains                            161               51               20
                                                            --------         --------         --------
TOTAL SHAREHOLDERS' EQUITY                                   137,398          139,581           16,594
                                                            --------         --------         --------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                                     158,049          157,217           19,088
                                                            ========         ========         ========

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                             (Amounts in thousands)


                                                                                           Accumulated
                                       Series B    Additional                                 other
                           Common      preferred     paid-in                 Accumulated   comprehensive
                            stock        stock       capital     Reserves      deficits        gains        Total
                             RMB          RMB          RMB          RMB           RMB           RMB           RMB
                           --------     --------     --------     --------      --------      --------      --------
Balance at January
   1, 2002                        7            3      169,052       28,028       (57,560)           51       139,581

Net loss                         --           --           --           --        (2,293)           --        (2,293)
Currency translation
  adjustments                    --           --           --           --            --           110           110
                                                                                                            --------
Comprehensive loss               --           --           --           --            --            --        (2,183)
                                                                                                            --------

                           --------     --------     --------     --------      --------      --------      --------
Balance at March 31,
   2002                           7            3      169,052       28,028       (59,853)          161       137,398
                           ========     ========     ========     ========      ========      ========      ========

See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                             (Amounts in thousands)


                                                                         Three months ended March 31,
                                                              -----------------------------------------------
                                                                2002               2001                2002
                                                              -------             -------             -------
                                                                RMB                 RMB                 US$


Net cash provided by operating activities                          56              41,747                   7
                                                              -------             -------             -------
INVESTING ACTIVITIES
  Purchases of property and equipment                              (4)                (17)                 (1)
  Advances of short term loans to third parties               (10,600)                 --              (1,280)
  Repayments of short term loans from third parties             9,116                  --               1,101
                                                              -------             -------             -------
Net cash used in investing activities                          (1,488)                (17)               (180)
                                                              -------             -------             -------

NET INCREASE/(DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                 (1,432)             41,730                (173)

Cash and cash equivalents, at beginning of period               7,627              37,547                 921
                                                              -------             -------             -------
Cash and cash equivalents, at end of period                     6,195              79,277                 748
                                                              =======             =======             =======

See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  (Amounts in thousands, except per share data)

1.       BASIS OF PRESENTATION

         As of December 31, 2001, the Company meets the eligibility requirements for entry into the small business (SB) disclosure system. Accordingly, this quarterly report is filed on Form 10-QSB.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

         Certain comparative amounts have been reclassified to conform with the current period classifications.

2.       MARKETABLE SECURITIES
                                                          March 31, December 31,
                                                            2002       2001
                                                            RMB        RMB
                                                          -------    -------
         Trading securities listed on NASDAQ
             At cost                                        7,656      1,478
             Add: unrealized gain                              33         --
             Less: unrealized losses                          (62)       (21)
                                                          -------    -------
         Fair value                                         7,627      1,457
                                                          -------    -------
         Trading securities listed on the Hong Kong
           Stock Exchange
             At cost                                        3,941      4,839
             Add: unrealized gain                             106        113
             Less: unrealized loss                           (408)      (665)
                                                          -------    -------
         Fair value                                         3,639      4,287
                                                          -------    -------

         Written put option to sell American Depository
           Receipts ("ADR") in the United States              (59)        --
                                                          -------    -------

                                                           11,207      5,744
                                                          =======    =======

         During the three months ended March 31, 2002, the Company wrote put options to sell certain ADR in the United States. These options expire on June 22, 2002. The market price of the put options at March 31, 2002 was RMB59.

3.       SHORT TERM LOANS RECEIVABLE

         In March 2002, the Company advanced an interest free short term loan of RMB10,600 to an unaffiliated third party. The loan was repaid in April 2002. In addition, short term loans amounting to RMB9,116, which were advanced to two unaffiliated third parties in 2001, were repaid in the first quarter of 2002.

4.       PROPERTY AND EQUIPMENT

                                                      March 31,    December 31,
                                                       2002            2001
                                                       RMB              RMB
         At cost:
           Buildings                                   4,260            4,260
           Machinery, equipment and motor vehicles     4,128            4,124
           Fixtures and furniture                        208              208
                                                     -------          -------
                                                       8,596            8,592

         Accumulated depreciation                     (1,524)          (1,313)
                                                     -------          -------
                                                       7,072            7,279
                                                     =======          =======

5.       OTHER PAYABLES AND ACCRUED LIABILITIES
                                                      March 31,    December 31,
                                                       2002            2001
                                                       RMB              RMB

         Advances from a former vice president        13,959           11,298
         Accrued salary of a director                  1,201            1,106
         Other payables                                1,601            1,368
         Accrued liabilities                           2,858            2,797
                                                     -------          -------
                                                      19,619           16,569
                                                     =======          =======

6.       SEGMENT FINANCIAL INFORMATION

                                                          Three months ended
                                                               March 31,
                                                          2002           2001
                                                          RMB            RMB
         Net sales:
            Supermarket operations, net sales to
              unaffiliated customers                      1,714           1,343
            Natural rubber, net sales to
              unaffiliated customers                         --           3,185
                                                       --------        --------
         Total consolidated net sales                     1,714           4,528
                                                       ========        ========

         Segment profit/(loss):
            Supermarket operations                          135              89
            Natural rubber                                   --            (501)
                                                       --------        --------
         Total segment income/(loss)                        135            (412)

         Reconciling items:
            Corporate expenses                           (3,101)         (4,559)
            Gain on trading of marketable securities        391           7,208
            Premium earned on written call options           --           3,180
            Interest income                                 282             159
            Interest expense                                 --            (229)
                                                       --------        --------
         Total consolidated income/(loss) before
            income taxes and discontinued operations     (2,293)          5,347
                                                       ========        ========

                                                        March 31,   December 31,
                                                          2002          2001
                                                          RMB           RMB
         Segment assets:
            Supermarket operations                        6,969           6,895
            Natural rubber                                   --              --
                                                       --------        --------
         Total segment assets                             6,969           6,895

         Reconciling items:
            Corporate assets                             41,465          40,707
            Investments                                 109,615         109,615
                                                       --------        --------
         Total consolidated assets                      158,049         157,217
                                                       ========        ========

7.       COMPREHENSIVE GAIN/(LOSS)
                                                          Three months ended
                                                                March 31,
                                                          2002            2001
                                                          RMB             RMB
                                                       --------        --------

         Total comprehensive gain/(loss)                 (2,183)          5,130
                                                       ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table shows the selected unaudited condensed consolidated statement of operations data of the Company and its subsidiaries for the three months ended March 31, 2002 and 2001. The data should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and related notes thereto.

         The discussions below are presented in the Company's primary operating currency, which is the Renminbi Yuan ("RMB"). For information purposes only, the amounts may be translated into U.S. dollars at an exchange rate of $1.00 = RMB8.28, which represents the approximate single rate of exchange as quoted by the People's Bank of China on March 31, 2002. No representation is made that RMB amounts could have been, or could be, converted into U.S. dollars at that rate or any other rate.

(Amounts in thousands)                              Three months ended March 31,
                                                    ---------------------------
                                                      2002                 2001
                                                      RMB                  RMB
Net sales:
   Supermarket operations                            1,714                1,343
   Natural rubber                                       --                3,185
                                                    ------               ------
                                                     1,714                4,528
                                                    ------               ------
Gross profit                                           249                  182
Gross profit margin (%)                               14.5                 4.02
Income/(loss) from continuing
operations
  before income taxes                               (2,293)               5,347
Income taxes                                            --               (1,262)
                                                    ------               ------
Income/(loss) from continuing
operations
  before minority interests                         (2,293)               4,085
Minority interests                                      --                1,053
                                                    ------               ------
Income/(loss)from continuing                        (2,293)               5,138
operations
Discontinued operations
  Loss from operations of
    discontinued timber segment                         --                  (24)
                                                    ------               ------
Net income/(loss)                                   (2,293)               5,114
                                                    ======               ======

         NET SALES AND GROSS PROFIT

         Net sales from supermarket operations increased by 27.6% from RMB1.3 million (US$162,000) for the first quarter of 2001 to RMB1.7 million (US$207,000) for the first quarter of 2002. For the first quarter of 2002, supermarket operations had gross profit and gross profit margin of RMB249,000 (US$30,000) and 14.5%, respectively. For the first quarter of 2001, supermarket operations had gross profit and gross profit margin of RMB178,000 (US$21,000) and 13.3%, respectively. The increases in net sales and gross profit margin were due to increased sales volume resulting from the successful marketing efforts of the Company and its ability to source less expensive and better quality products from suppliers.

         The Company periodically engages in the trading of natural rubber, depending on market conditions. The Company had sales of RMB3.2 million (US$385,000) for the first quarter of 2001, with a gross loss of RMB4,000 (US$483).

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses decreased by RMB796,000 (US$96,000) or 20.8% to RMB3.0 million (US$365,000) for the first quarter of 2002 from RMB3.8 million (US$461,000) for the first quarter of 2001. The decrease was due to the reduction in personnel and the Company's tightened cost control measures.

         AMORTIZATION

         Amortization expense for the first quarter of 2001 represented amortization of website technology, acquired on June 30, 2000, which was recorded on the straight-line basis over two years. The Company wrote off the acquired website technology in 2001.

         FINANCIAL INCOME, NET

         Net financial income for the first quarter of 2002 was RMB282,000 (US$34,000), which primarily represented interest income on short term loans receivable. Net financial expense for the first quarter of 2001 was RMB70,000 (US$8,000), which was comprised of margin loan interest expenses of RMB216,000 (US$26,000) and interest income of RMB106,000 (US$13,000) from bank deposits.

         OTHER INCOME/(EXPENSES), NET

         Other income for the first quarter of 2002 represented a net loss on trading of marketable securities of RMB77,000 (US$9,000) offset by the premium earned on written put options of RMB488,000 (US$59,000). Other income for the first quarter of 2001 represented a net gain on trading of marketable securities of RMB7.2 million (US$870,000) and a premium earned on written call options of RMB3.2 million (US$386,000).

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

         DISCONTINUED OPERATIONS

         Discontinued operations represented the loss from the operations of the discontinued processed timber business resulting from the exchange of the Company's 58% interest in Hainan Weilin Timber Limited Liability Company as partial consideration for the minority interest of HARC in 2001.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary liquidity needs are to fund inventories, trade receivables and operating expenses, and to expand business operations. The Company has financed its working capital requirements primarily through internally generated cash.

         The Company had a working capital surplus of approximately RMB16.0 million (US$1.9million) as of March 31, 2002, compared to that of approximately RMB18.0 million (US$2.2 million) as of December 31, 2002. Net cash provided by operating activities for the three months ended March 31, 2002 was approximately RMB56,000 (US$7,000), as compared to RMB41.7 million (US$5.0 million) for the corresponding period in 2001. Net cash inflows/outflows from the Company's operating activities are attributable to the Company's net loss and changes in operating assets and liabilities. The cash inflows in 2001 primarily consisted of cash proceeds from the disposal of marketable securities. Net cash provided by investing activities for the three months ended March 31, 2002 was primarily attributable to advances and repayments of short term loans to/from third parties.

         Except as disclosed above, there has been no other significant changes in financial condition and liquidity since the fiscal year ended December 31, 2001. The Company believes that internally generated funds will be sufficient to satisfy its anticipated working capital needs for at least the next twelve months.

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

         The Company's interest income is most sensitive to changes in the general level of RMB interest rates. In this regard, changes in RMB interest rates affect the interest earned on the Company's cash equivalents. As at March 31, 2002, the Company's cash equivalents are mainly RMB, Hong Kong Dollar and United States Dollar deposits with financial institutions, bearing market interest rates without fixed term.

         At March 31, 2002, the Company had short-term investments in marketable securities in the Hong Kong and United States stock markets with a total market value of RMB11.2 million (US$1.4 million). These investments expose the Company to market risks that may cause the future value of these investments to be lower than the original cost of such investments.

         The Company wrote put options to purchase certain ADR in the United States in the first quarter of 2002. These options which expire on June 22, 2002 expose the Company to market risk relating to unfavourable changes in the price of the ADR underlying the written option.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

         NONE

ITEM 2.  CHANGES IN SECURITIES:

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         NONE

ITEM 5.  OTHER INFORMATION:

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      None.

         (b) During the three months ended March 31, 2002, the Company filed no current reports on Form 8-K.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CHINA RESOURCES DEVELOPMENT, INC.





May 14, 2002                        By:   /s/ Ching Lung Po
                                          -------------------------------------
                                          Ching Lung Po, Chairman



                                    By:   /s/ Tam Cheuk Ho
                                          -------------------------------------
                                          Tam Cheuk Ho, Chief Financial Officer