Form 10-Q/A
period 2001-06-30
CHINA RESOURCES DEVELOPMENT INC
filed 2002-07-24
CIK 793628

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10-Q/A




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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
             (Amounts in thousands, except share and per share data)

                                       Three Months Ended June 30,           Six Months Ended June 30,
                                     --------------------------------    --------------------------------
                                       2001        2000        2001        2001        2000        2001
                                     --------    --------    --------    --------    --------    --------
                                       RMB         RMB         US$         RMB          RMB         US$
NET SALES                               1,499       1,280         181       6,027       2,431         728

COST OF SALES                          (1,149)     (1,056)       (139)     (5,348)     (2,011)       (646)
                                     --------    --------    --------    --------    --------    --------
GROSS PROFIT                              350         224          42         679         420          82

DEPRECIATION                             (232)       (351)        (28)       (405)       (551)        (49)

AMORTIZATION                           (2,190)         --        (265)     (3,528)         --        (426)

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES              (4,173)     (3,712)       (504)     (8,121)     (8,083)       (980)

FINANCIAL INCOME, NET                     618       3,668          75         548       3,707          66

OTHER INCOME/(EXPENSES), NET          (16,732)     (2,483)     (2,021)     (6,185)     10,528        (747)
                                     --------    --------    --------    --------    --------    --------
INCOME/(LOSS) FROM
  CONTINUING OPERATIONS
  BEFORE INCOME TAXES                 (22,359)     (2,654)     (2,701)    (17,012)      6,021      (2,054)

INCOME TAXES                               --         187          --      (1,262)     (1,770)       (153)
                                     --------    --------    --------    --------    --------    --------
INCOME/(LOSS) FROM
  CONTINUING OPERATIONS
  BEFORE MINORITY INTERESTS           (22,359)     (2,467)     (2,701)    (18,274)      4,251      (2,207)

MINORITY INTERESTS                        145         591          18       1,198      (3,895)        145
                                     --------    --------    --------    --------    --------    --------
INCOME/(LOSS) FROM
  CONTINUTING OPERATIONS              (22,214)     (1,876)     (2,683)    (17,076)        356      (2,062)

DISCONTINUED OPERATIONS
  Loss on continuing operations of
       discontinued timber segment         --        (308)         --         (24)       (403)         (3)
                                     --------    --------    --------    --------    --------    --------
NET LOSS                              (22,214)     (2,184)     (2,683)    (17,100)        (47)     (2,065)
                                     ========    ========    ========    ========    ========    ========
BASIC AND DILUTED EARNINGS/
  (LOSS) PER SHARE
    Continuing operations              (26.51)      (3.16)      (3.20)     (20.38)       0.60       (2.46)
    Discontinued operations                --       (0.52)         --       (0.03)      (0.68)         --
                                     --------    --------    --------    --------    --------    --------
Net loss per share
   - basic and diluted                 (26.51)      (3.68)      (3.20)     (20.41)      (0.08)      (2.46)
                                     ========    ========    ========    ========    ========    ========
WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING             837,797     592,900     837,797     837,797     592,900     837,797
                                     ========    ========    ========    ========    ========    ========

See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                    AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
             (Amounts in thousands, except share and per share data)

                                                              June 30,         December 31,        June 30,
                                                                2001              2000                2001
                                                                RMB                RMB                 US$
                                                  Notes      (Unaudited)          (Note)          (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                     34,846             37,546              4,208
  Marketable securities                            3               959             62,384                116
  Inventories - finished goods                                   1,617                598                195
  Other receivables, deposits and prepayments                   11,013             10,585              1,330
  Amount due from Farming Bureau                                    --             13,509                 --
  Amounts due from related companies                               636                636                 77
  Income taxes recoverable                                         309                225                 38
  Net assets of discontinued operations            2                --              2,388                 --
                                                              --------           --------           --------
TOTAL CURRENT ASSETS                                            49,380            127,871              5,964
PROPERTY AND EQUIPMENT                             4             7,078              9,044                855
PROPERTY, PLANT AND EQUIPMENT OF
  DISCONTINUED OPERATIONS                          2                --              4,260                 --
INVESTMENTS                                                    109,615            184,374             13,238
INTANGIBLE ASSETS                                                6,036              7,860                729
                                                              --------           --------           --------
TOTAL ASSETS                                                   172,109            333,409             20,786
                                                              ========           ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                 234                269                 28
  Other payables and accrued liabilities           5             5,732             16,477                692
  Margin loan payable                              6                --             18,572                 --
  Due to investment adviser                                     12,253             12,253              1,480
  Amount due to Farming Bureau                                     617                 --                 75
  Amounts due to related companies                                 666                666                 80
                                                              --------           --------           --------
TOTAL CURRENT LIABILITIES                                       19,502             48,237              2,355

MINORITY INTERESTS                                                  --            115,480                 --
                                                              --------           --------           --------
TOTAL LIABILITIES AND MINORITY INTERESTS                        19,502            163,717              2,355
                                                              --------           --------           --------

SHAREHOLDERS' EQUITY
   Common stock, US$0.001 par value:
   Authorized - 200,000,000  shares in 2001 and 2000
   Issued and  outstanding - 837,797  shares in 2001
     and 2000                                                        7                  7                  1
  Preferred stock, authorized -
    10,000,000 shares in 2001 and 2000
      Series B preferred  stock, US$0.001   par value:
        Authorized - 320,000 shares in 2001 and 2000
        Issued and outstanding - 320,000 shares
          In 2001 and 2000                                           3                  3                 --
Additional paid-in capital                                     169,052            169,052             20,417
Reserves                                                        28,028             28,028              3,385
Accumulated deficits                                           (44,516)           (27,416)            (5,376)
Accumulated other comprehensive income                              33                 18                  4
                                                              --------           --------           --------
TOTAL SHAREHOLDERS' EQUITY                                     152,607            169,692             18,431
                                                              --------           --------           --------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                                       172,109            333,409             20,786
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

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                             (Amounts in thousands)


                                                                                                     Accumulated
                                             Series B      Additional                                  other
                                Common       preferred      paid-in                   Accumulated   comprehensive
                                stock          stock        capital       Reserves     deficits        income        Total
                                 RMB           RMB           RMB            RMB           RMB            RMB          RMB
                              --------       --------      --------      --------      --------       --------      --------
Balance at January
   1, 2001                           7              3       169,052        28,028       (27,416)            18       169,692

Net loss                            --             --            --            --       (17,100)            --       (17,100)
Currency translation
  Adjustments                       --             --            --            --            --             15            15
                                                                                                                    --------
Comprehensive loss                                                                                                   (17,085)
                                                                                                                    --------

                              --------       --------      --------      --------      --------       --------      --------
Balance at June 30, 2001             7              3       169,052        28,028       (44,516)            33       152,607
                              ========       ========      ========      ========      ========       ========      ========

See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                             (Amounts in thousands)


                                                          Six months ended June 30,
                                                       --------------------------------
                                                         2001        2000        2001
                                                       --------    --------    --------
                                                         RMB         RMB          US$
Net cash provided by/(used in) operating activities     (27,612)     71,533      (3,336)

INVESTING ACTIVITIES
  Purchases of property and equipment                       (36)     (1,084)         (4)
  Proceeds from disposal of investments                  61,425         928       7,419
  Proceeds from disposal of property and equipment           --       1,547          --
  Acquisition of additional interest in a subsidiary    (36,478)     (4,406)
                                                       --------    --------    --------
Net cash provided by investing activities                24,911       1,391       3,009
                                                       --------    --------    --------

FINANCING ACTIVITY
  Reduction in minority interests                            --      (1,373)         --
                                                       --------    --------    --------

Net cash provided by/(used in) continuing operations     (2,701)     71,551        (327)
Net cash provided by discontinued operations                 --          74          --
                                                       --------    --------    --------
NET INCREASE/(DECREASE) IN CASH AND CASH
   EQUIVALENTS                                           (2,701)     71,625        (327)

Cash and cash equivalents, at beginning of period        37,547      38,138       4,535
                                                       --------    --------    --------
Cash and cash equivalents, at end of period              34,846     109,763       4,208
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

2.       ACQUISITION AND DISPOSITION OF ASSETS

         On April 30, 2001, the Company's wholly-owned subsidiary, Billion Luck, through its nominees, acquired a 39% equity interest in its 61%-owned subsidiary, HARC, from the Farming Bureau, for a total consideration of RMB129,405 (US$15,629) (the "Purchase Consideration"). Following the acquisition, HARC has become an indirect wholly-owned subsidiary of the Company. Concurrent with the acquisition, HARC entered into several agreements with the Farming Bureau to dispose of certain assets, including 24,877,008 shares of Hainan Sundiro Motorcycle Co. Ltd., a 13% equity interest in Xilian Timber Mill and a 58% equity interest in Hainan Weilin Timber Limited Liability Company ("Hainan Weilin"), valued in the aggregate at RMB78,800 (US$9,517). The Company has ceased the timber processing operations following the disposition of its 58% interest in Hainan Weilin. The Company recognized a loss of RMB16,001 (US$1,932) from the above acquisition and disposition of assets.

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

         The net assets of the timber processing operations were as follows:

                                                                  December 31,
                                                                          2000
                                                                           RMB

         Current assets                                                  3,043
         Property and equipment, net                                     4,260
         Current liabilities                                             (655)
                                                                       -------
         Net assets of discontinued operations                           6,648
                                                                        ======

3.       MARKETABLE SECURITIES

                                                      June 30,    December 31,
                                                          2001            2000
                                                           RMB             RMB

         Trading securities listed on the Hong Kong
           Stock Exchange
             At cost                                     2,846          78,798
             Less: unrealized loss                      (1,887)        (16,414)
                                                       -------         -------
         Fair value                                        959          62,384
                                                       =======          ======

4.       PROPERTY AND EQUIPMENT, NET

                                                      June 30,    December 31,
                                                          2001            2000
                                                           RMB             RMB

         At cost:
           Buildings and leasehold improvements          3,274           4,843
           Machinery, equipment and motor vehicles       4,644           6,336
                                                       -------         -------
                                                         7,918          11,179

         Accumulated depreciation:                       (840)         (2,135)
                                                       -------         -------
         Net book value                                  7,078           9,044
                                                       =======         =======

5.       OTHER PAYABLES AND ACCRUED LIABILITIES

                                                      June 30,     December 31,
                                                          2001             2000
                                                           RMB              RMB

         Other payables                                  2,958           10,607
         Accrued liabilities                             2,774            2,688
         Call options written, at fair value
           (premium received RMB3,182)                       -            3,182
                                                       -------          -------
                                                         5,732           16,477
                                                       =======           ======

6.       MARGIN LOAN PAYABLE

         The Company had a margin loan payable balance of RMB18,572 as of December 31, 2000 which was used to purchase marketable securities listed on the Hong Kong Stock Exchange. The margin loan was repaid as the securities were sold in the first quarter of 2001.


7.       SEGMENT FINANCIAL INFORMATION

                                                              Three months ended       Six months ended
                                                                        June 30,               June 30,
                                                                2001        2000       2001        2000
                                                                 RMB         RMB        RMB         RMB
         Net sales to external customers:
         Supermarket operations, net sales to
           unaffiliated customers                              1,499       1,280      2,842       2,431
         Natural rubber, net sales to
           unaffiliated customers                                  -           -      3,185           -
                                                            --------     -------   ---------    -------

         Consolidated net sales from
           continuing operations                               1,499       1,280      6,027       2,431
                                                              ======      ======     ======     =======

         Segment profit/(loss):
           Supermarket operations                                125        (13)        214        (53)
           Natural rubber                                      (517)           -    (1,018)           -
                                                            --------     -------   ---------    -------
         Total segment loss                                    (392)        (13)      (804)        (53)

         Reconciling items:
           Corporate expenses                               (22,675)     (3,831)   (27,234)     (8,119)
           Gain/(loss) on trading of marketable
              Securities                                          90     (2,497)      7,298      10,486
           Premium earned on written call options                  -           -      3,180           -
           Interest income                                       618       4,553        777       4,573
           Interest expense                                        -           -      (229)           -
           Exchange losses, net                                    -       (866)          -       (866)
                                                            --------     -------   ---------    -------
         Consolidated income/(loss) from
           continuing operations before income taxes        (22,359)     (2,654)   (17,012)       6,021
                                                            ========     =======   ========     =======

                                                 June 30,         December 31,
                                                     2001                 2000
                                                      RMB                  RMB
         Segment assets:
           Supermarket operations                   6,592                6,416
           Natural rubber                           7,690               62,812
                                                  -------              -------
         Total segment assets                      14,282               69,228

         Reconciling items:
            Corporate assets                       48,212               79,807
            Investments                           109,615              184,374
                                                  -------              -------
         Total consolidated assets                172,109              333,409
                                                  =======              =======

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

9.       COMPREHENSIVE LOSS

                                                              Three months ended       Six months ended
                                                                        June 30,               June 30,
                                                                2001        2000       2001        2000
                                                                 RMB         RMB        RMB         RMB

         Total comprehensive loss                           (22,215)     (2,182)   (17,085)        (28)
                                                            ========     =======   ========      ======

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
                                         Three months             Six months
(Amounts in thousands)                   ended June 30,         ended June 30,
                                       ------------------    ------------------
                                        2001       2000        2001      2000
                                         RMB        RMB        RMB        RMB
                                       -------    -------    -------    -------
Net sales:
   Supermarket operations                1,499      1,280      2,842      2,431
   Natural rubber                           --         --      3,185         --
                                       -------    -------    -------    -------
                                         1,499      1,280      6,027      2,431
                                       -------    -------    -------    -------
Gross profit                               350        224        679        420
Gross profit margin (%)                  23.35      17.50      11.27      17.28
Income/(loss) from continuing
  operations before income taxes       (22,359)    (2,654)   (17,012)     6,021
Income taxes                                --        187     (1,262)    (1,770)
                                       -------    -------    -------    -------
Income/(loss) from continuing
  operations before minority           (22,359)    (2,467)   (18,274)     4,251
interests
Minority interests                         145        591      1,198     (3,895)
                                       -------    -------    -------    -------
Income/(loss)from continuing
  operations                           (22,214)    (1,876)   (17,076)       356
Discontinued operations
  Loss on continuing operations of
  discontinued timber segment               --       (308)       (24)      (403)
                                       -------    -------    -------    -------
Net loss                               (22,214)    (2,184)   (17,100)       (47)
                                       =======    =======    =======    =======

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

         OTHER INCOME/(EXPENSES), NET

         Other income for the first half of 2000 represented a net gain on trading of marketable securities. Other expenses for the first half of 2001 mainly represented loss on acquisition and disposition of assets of RMB16.0 million (US$1.9 million) as stated in note 2, a net gain on trading of marketable securities of RMB7.3 million (US$882,000) and a premium earned on written call options of RMB3.2 million (US$386,000)

         Other expenses for the second quarter of 2000 represented a net loss on trading of marketable securities. Other expeneses for the second quarter of 2001 mainly represented loss on acquisition and disposition of assets of RMB16.0 million (US$1.9 million) as stated in note 2.

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

         The Company had a working capital surplus of approximately RMB29.9 million (US$3.6 million) as of June 30, 2001, compared to that of approximately RMB79.6 million (US$9.6 million) as of December 31, 2000. The decrease was mainly attributable to the Company paying approximately RMB36 million cash and foregoing approximately RMB14 million amount due from the Farming Bureau as partial consideration for the minority interest of HARC. Net cash used by operating activities for the six months ended June 30, 2001 was approximately RMB27.6 million (US$3.3 million), as compared to net cash provided by operating activities of RMB71.5 million (US$8.6 million) for the corresponding period in 2000. Net cash inflows/outflows from the Company's operating activities are attributable to the Company's net loss and changes in operating assets and liabilities. Net cash provided by investing activities for the six months ended June 30, 2001 was mainly attributable to the cash proceeds from the disposal of marketable securities, net of the cash consideration paid for the minority interest of HARC as stated above.

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

FINANCIAL POSITION

Marketable Securities
Marketable securities decreased by 98% from December 31, 2000 to June 30, 2001 due to the sale of part of the securities in the first quarter of 2001.

Margin Loan Payable
The margin loan payable at December 31, 2000 was used to purchase marketable securities. The margin loan was repaid when the securities were sold in the first quarter of 2001.

Other Payables and Accrued Liabilities
In the first half of 2001, the Company recognized the call option premium of RMB3.2 million (US$384,000) included in other payables and accrued liabilities. Also, the Company repaid a short term loan payable in the amount of RMB6.9 million (US$832,000) in the first half of 2001.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

         NONE

ITEM 2.  CHANGES IN SECURITIES:

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         NONE

ITEM 5.  OTHER INFORMATION:

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      None.

         (b)      During the three months ended June 30, 2001, the Company filed
                  (i) one current report on Form 8-K on May 17, 2001, that report reported, under Item 2, the acquisition of the 39% equity interest in HARC by Billion Luck, through its nominees, from the Farming Bureau for total consideration of Rmb129,405,000 (US$15,629,000) and the Company's disposition of certain assets to the Farming Bureau, including 24,877,008 shares of Hainan Sundiro Motorcycle Co. Ltd., a 13% equity interest in Xilian Timber Mill and a 58% equity interest in Hainan Weilin, for total consideration of RMB78,800,000 (US$9,517,000), and (ii) Amendment No.1 to such Current Report on June 5, 2001, including financial statements required by Regulation S-X.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CHINA RESOURCES DEVELOPMENT, INC.





August 20, 2001                    By:/s/ Ching Lung Po
                                      --------------------------------
                                      Ching Lung Po, Chairman



                                   By:/s/ Tam Cheuk Ho
                                      -----------------------------------
                                      Tam Cheuk Ho, Chief Financial Officer