Form 10-Q/A
period 2001-09-30
CHINA RESOURCES DEVELOPMENT INC
filed 2002-07-24
CIK 793628

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
             (Amounts in thousands, except share and per share data)

                                    Three Months Ended September 30    Nine Months Ended September 30
                                    -------------------------------    -------------------------------
                                      2001        2000       2001        2001       2000         2001
                                    --------    --------   --------    --------   --------    --------
                                      RMB          RMB         US$        RMB        RMB          US$
NET SALES                              2,750       1,445        332       8,777      3,876       1,060

COST OF SALES                         (2,483)     (1,135)      (300)     (7,831)    (3,146)       (946)
                                    --------    --------   --------    --------   --------    --------
GROSS PROFIT                             267         310         32         946        730         114

DEPRECIATION                            (249)       (234)       (30)       (654)      (785)        (79)

AMORTIZATION                          (1,550)     (1,337)      (187)     (5,078)    (1,337)       (613)

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES             (4,007)     (4,408)      (484)    (12,128)   (12,491)     (1,465)

FINANCIAL INCOME/
  (EXPENSES), NET                        308      (3,088)        37         856        619         103

OTHER INCOME/(EXPENSES), NET          (1,003)       (136)      (121)     (7,188)    10,392        (868)
                                    --------    --------   --------    --------   --------    --------
LOSS FROM CONTINUING
  OPERATIONS BEFORE INCOME
  TAXES                               (6,234)     (8,893)      (753)    (23,246)    (2,872)     (2,808)

INCOME TAXES                              --         (79)        --      (1,262)    (1,849)       (152)
                                    --------    --------   --------    --------   --------    --------
LOSS FROM CONTINUING
  OPERATIONS BEFORE
  MINORITY INTERESTS                  (6,234)     (8,972)      (753)    (24,508)    (4,721)     (2,960)

MINORITY INTERESTS                        --         191         --       1,198     (3,704)        145
                                    --------    --------   --------    --------   --------    --------
LOSS FROM CONTINUING
  OPERATIONS                          (6,234)     (8,781)      (753)    (23,310)    (8,425)     (2,815)

DISCONTINUED OPERATIONS
  Loss on continuing operations of
  discontinued timber segment             --         (32)        --         (24)      (435)         (3)
                                    --------    --------   --------    --------   --------    --------
NET LOSS                              (6,234)     (8,813)      (753)    (23,334)    (8,860)     (2,818)
                                    ========    ========   ========    ========   ========    ========
BASIC AND DILUTED LOSS
  PER SHARE
    Continuing operations              (7.44)     (10.86)     (0.90)     (27.82)    (12.66)      (3.36)
    Discontinued operations               --       (0.04)        --       (0.03)     (0.66)         --
                                    --------    --------   --------    --------   --------    --------
NET LOSS PER SHARE
 - BASIC AND DILUTED                   (7.44)     (10.90)     (0.90)     (27.85)    (13.32)      (3.36)
                                    ========    ========   ========    ========   ========    ========
WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING            837,797     808,516    837,797     837,797    665,296     837,797
                                    ========    ========   ========    ========   ========    ========

See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                 AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
             (Amounts in thousands, except share and per share data)

                                                                   September 30,      December 31,      September 30,
                                                                       2001               2000               2001
                                                                        RMB                RMB                US$
                                                       Notes        (Unaudited)           (Note)          (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                             13,173             37,546              1,591
  Marketable securities                                   3              3,239             62,384                391
  Inventories - finished goods                                             597                598                 72
  Other receivables, deposits and prepayments                           10,623             10,585              1,283
  Short term loans receivable                             4             20,140                 --              2,432
  Amount due from Farming Bureau                                            --             13,509                 --
  Amounts due from related companies                                       636                636                 77
  Income taxes recoverable                                                 175                225                 21
  Net assets of discontinued operations                   2                 --              2,388                 --
                                                                      --------           --------           --------
TOTAL CURRENT ASSETS                                                    48,583            127,871              5,867
PROPERTY AND EQUIPMENT                                    5              6,917              9,044                835
PROPERTY, PLANT AND EQUIPMENT OF
  DISCONTINUED OPERATIONS                                 2                 --              4,260                 --
INVESTMENTS                                                            109,615            184,374             13,239
INTANGIBLE ASSETS                                                        4,486              7,860                542
                                                                      --------           --------           --------
TOTAL ASSETS                                                           169,601            333,409             20,483
                                                                      ========           ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                         262                269                 31
  Other payables and accrued liabilities                  6              9,430             16,477              1,139
  Margin loan payable                                     7                 --             18,572                 --
  Due to investment adviser                                             12,253             12,253              1,480
  Amount due to Farming Bureau                                             617                 --                 75
  Amounts due to related companies                                         666                666                 80
                                                                      --------           --------           --------
TOTAL CURRENT LIABILITIES                                               23,228             48,237              2,805

MINORITY INTERESTS                                                          --            115,480                 --
                                                                      --------           --------           --------
TOTAL LIABILITIES AND MINORITY INTERESTS                                23,228            163,717              2,805
                                                                      --------           --------           --------

SHAREHOLDERS' EQUITY Common stock, US$0.001 par value:
   Authorized - 200,000,000  shares in 2001 and 2000
   Issued and  outstanding - 837,797  shares in 2001
     and 2000                                                                7                  7                  1
  Preferred stock, authorized -
    10,000,000 shares in 2001 and 2000
      Series B preferred stock, US$0.001 par value:
        Authorized - 320,000 shares in 2001 and 2000
        Issued and outstanding - 320,000 shares
          in 2001 and 2000                                                   3                  3                 --
Additional paid-in capital                                             169,052            169,052             20,417
Reserves                                                                28,028             28,028              3,385
Accumulated deficits                                                   (50,750)           (27,416)            (6,129)
Accumulated other comprehensive income                                      33                 18                  4
                                                                      --------           --------           --------
TOTAL SHAREHOLDERS' EQUITY                                             146,373            169,692             17,678
                                                                      --------           --------           --------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                                               169,601            333,409             20,483
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

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                             (Amounts in thousands)


                                                                                                  Accumulated
                                          Series B      Additional                                   other
                             Common       preferred      paid-in                   Accumulated    comprehensive
                              stock         stock        capital      Reserves       deficits        income        Total
                               RMB           RMB           RMB           RMB           RMB            RMB           RMB
Balance at January
   1, 2001                         7              3       169,052        28,028       (27,416)            18       169,692

Net loss                          --             --            --            --       (23,334)            --       (23,334)
Currency translation
  adjustments                     --             --            --            --            --             15            15
                                                                                                                  --------
Comprehensive loss                                                                                                 (23,319)
                                                                                                                  --------

                            --------       --------      --------      --------      --------       --------      --------
Balance at September
   30, 2001                        7              3       169,052        28,028       (50,750)            33       146,373
                            ========       ========      ========      ========      ========       ========      ========

See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC., AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                             (Amounts in thousands)

                                                      Nine months ended September 30,
                                                      -------------------------------
                                                         2001      2000       2001
                                                       -------    -------    -------
                                                         RMB        RMB        US$
Net cash provided by/(used in) operating activities    (29,957)    46,898     (3,618)

INVESTING ACTIVITIES
  Purchases of property and equipment                     (123)    (2,739)       (15)
  Proceeds from disposal of investments                 59,145        928      7,143
  Proceeds from disposal of property and equipment          --      1,547         --
  Acquisition of additional interest in a subsidiary   (36,478)        --     (4,405)
  Advances of short term loans to third parties        (20,140)        --     (2,433)
                                                       -------    -------    -------
Net cash provided by/(used in) investing activities      2,404       (264)       290
                                                       -------    -------    -------

FINANCING ACTIVITIES
  Advance of short term loan from a third party          3,180         --        384
  Reduction in minority interests                           --     (3,075)        --
                                                       -------    -------    -------
Net cash provided by/(used in) financing activities      3,180     (3,075)       384
                                                       -------    -------    -------

Net cash provided by/(used in) continuing operations   (24,373)    43,559     (2,944)
Net cash used in discontinued operations                    --       (115)        --
                                                       -------    -------    -------
NET INCREASE/(DECREASE) IN CASH AND CASH
   EQUIVALENTS                                         (24,373)    43,444     (2,944)

Cash and cash equivalents, at beginning of period       37,546     38,138      4,535
                                                       -------    -------    -------
Cash and cash equivalents, at end of period             13,173     81,582      1,591
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

         The net assets of the timber processing operations were as follows:

                                                                    December 31,
                                                                           2000
                                                                            RMB

         Current assets                                                   3,043
         Current liabilities                                               (655)
                                                                        -------
         Net current assets of discontinued operations                    2,388
         Property, plant and equipment of discontinued
           operations                                                     4,260
                                                                        -------
         Net assets of discontinued operations                            6,648
                                                                        =======


3.       MARKETABLE SECURITIES

                                                     September 30,  December 31,
                                                              2001        2000
                                                               RMB         RMB

         Trading securities listed on the Hong Kong
           Stock Exchange
             At cost                                         3,748      78,798
             Less: unrealized losses                        (2,614)    (16,414)
                                                           -------     -------
         Fair value                                          1,134      62,384
                                                           -------     -------
         Trading securities listed on the United States
           Stock Exchange
             At cost                                         2,480           -
             Less: unrealized losses                          (375)          -
                                                           -------     -------
         Fair value                                          2,105           -
                                                           -------     -------

                                                             3,239      62,384
                                                           =======     =======

4.       SHORT TERM LOANS RECEIVABLE
         During 2001, the Company advanced short term loans to three unaffiliated third parties of RMB5,300, RMB8,480 and RMB6,360 at annual interest rates of 8%, 12% and Hong Kong prime lending rate (6% at September 30, 2001) plus 2%, respectively. These loans receivable are due at various dates through January 2, 2002.

5.       PROPERTY AND EQUIPMENT, NET

                                                   September 30,   December 31,
                                                            2001           2000
                                                             RMB            RMB

         At cost:
           Buildings and leasehold improvements            3,274          4,843
           Machinery, equipment and motor vehicles         4,732          6,336
                                                         -------        -------
                                                           8,006         11,179

         Accumulated depreciation:                        (1,089)        (2,135)
                                                         -------        -------
         Net book value                                    6,917          9,044
                                                         =======        =======

6.       OTHER PAYABLES AND ACCRUED LIABILITIES

                                                   September 30,   December 31,
                                                            2001           2000
                                                             RMB            RMB

         Other payables                                    6,457         10,607
         Accrued liabilities                               2,973          2,688
         Call options written, at fair value
           (premium received RMB3,182)                         -          3,182
                                                         -------        -------
                                                           9,430         16,477
                                                         =======        =======

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

8.       SEGMENT FINANCIAL INFORMATION

                                                              Three months ended      Nine months ended
                                                                  September 30,          September 30,
                                                                2001        2000       2001        2000
                                                                 RMB         RMB        RMB         RMB
         Net sales to external customers:
         Supermarket operations, net sales to
           unaffiliated customers                              1,860       1,445      4,702       3,876
         Natural rubber, net sales to
           unaffiliated customers                                890           -      4,075           -
                                                             -------     -------    --------    -------
         Consolidated net sales from
           continuing operations                               2,750       1,445      8,777       3,876
                                                             =======     =======     ======     =======

         Segment profit/(loss):
           Supermarket operations                                121          71        335          18
           Natural rubber                                       (681)          -     (1,699)          -
                                                             -------     -------    --------    -------
         Total segment income/(loss)                            (560)         71     (1,364)         18

         Reconciling items:
           Corporate expenses                                 (4,952)     (5,709)   (32,186)    (13,828)
           Gain/(loss) on trading of marketable
              securities                                      (1,030)       (168)     6,268      10,318
           Premium earned on written call options                  -           -      3,180           -
           Interest income                                       379         227      1,156       4,800
           Interest expense                                      (71)          -       (300)          -
           Exchange losses, net                                    -     (3,314)          -      (4,180)
                                                             -------     -------    --------    -------
         Consolidated loss from continuing
           operations before income taxes                     (6,234)     (8,893)   (23,246)     (2,872)
                                                             =======     =======    =======     =======

                                                                    September 30,         December 31,
                                                                             2001                 2000
                                                                              RMB                  RMB
         Segment assets:
           Supermarket operations                                          6,763                  6,416
           Natural rubber                                                  5,723                 62,812
                                                                         -------                -------
         Total segment assets                                             12,486                 69,228

         Reconciling items:
            Corporate assets                                              47,500                 79,807
            Investments                                                  109,615                184,374
                                                                         -------                -------
         Total consolidated assets                                       169,601                333,409
                                                                         =======                =======

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

10.      COMPREHENSIVE LOSS

                                       Three months ended     Nine months ended
                                          September 30,         September 30,
                                        2001        2000      2001        2000
                                         RMB         RMB      RMB         RMB

         Total comprehensive loss     (6,234)     (8,813)   (23,319)     (8,849)
                                      ======      ======     ======       =====

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
                                          Three months          Nine months
(Amounts in thousands)                ended September 30,   ended September 30,
                                     --------------------  ---------------------
                                       2001       2000       2001       2000
                                       RMB        RMB        RMB        RMB
                                     -------    -------    -------    -------
Net sales:
   Supermarket operations              1,860      1,445      4,702      3,876
   Natural rubber                        890         --      4,075         --
                                     -------    -------    -------    -------
                                       2,750      1,445      8,777      3,876
                                     -------    -------    -------    -------
Gross profit                             267        310        946        730
Gross profit margin (%)                 9.71      21.45      10.78      18.83
Loss from continuing operations
  before income taxes                 (6,234)    (8,893)   (23,246)    (2,872)
Income taxes                              --        (79)    (1,262)    (1,849)
                                     -------    -------    -------    -------
Loss from continuing operations
  before minority interests           (6,234)    (8,972)   (24,508)    (4,721)
Minority interests                        --        191      1,198     (3,704)
                                     -------    -------    -------    -------
Loss from continuing operations       (6,234)    (8,781)   (23,310)    (8,425)
Discontinued operations
  Loss on continuing operations of
  discontinued timber segment             --        (32)       (24)      (435)
                                     -------    -------    -------    -------
Net loss                              (6,234)    (8,813)   (23,334)    (8,860)
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

         AMORTIZATION

         Expenses for the three months and nine months ended September 30, 2000 represented amortization of website technology, acquired on June 30, 2000, which is being recorded on the straight-line basis over two years. Expenses for the three months and nine months ended September 30, 2001 represented amortization of the website technology.

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

         OTHER INCOME/(EXPENSES), NET

         Other income for the nine months ended September 30, 2000 represented a net gain on trading of marketable securities. Other expenses for the nine months ended September 30, 2001 mainly represented loss on acquisition and disposition of assets of RMB16.0 million (US$1.9 million) as stated in note 2, a net gain on trading of marketable securities of RMB6.3 million (US$760,000) and a premium earned on written call options of RMB3.2 million (US$386,000).

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

         The Company had a working capital surplus of approximately RMB25.4 million (US$3.1 million) as of September 30, 2001, compared to that of approximately RMB79.6 million (US$9.6 million) as of December 31, 2000. The decrease was mainly attributable to the Company paying approximately RMB36 million (US$4.3 million) cash and foregoing approximately RMB14 million (US$1.7 million) due from the Farming Bureau as partial consideration for the minority interest of HARC. Net cash used by operating activities for the nine months ended September 30, 2001 was approximately RMB29.9 million (US$3.6 million), as compared to net cash provided by operating activities of RMB46.9 million (US$5.7 million) for the corresponding period in 2000. Net cash inflows/outflows from the Company's operating activities are attributable to the Company's net loss and changes in operating assets and liabilities. Net cash provided by investing activities for the nine months ended September 30, 2001 was mainly attributable to the cash proceeds from the disposal of marketable securities, net of the cash consideration paid for the minority interest of HARC as stated above, and net of loans made to third parties. Net cash provided by financing activities for the nine months ended September 30, 2001 was attributable to the RMB3 million (US$0.4 million) advance of short term loan from a third party.

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

FINANCIAL POSITION

Marketable Securities
---------------------
Marketable securities decreased by 95% from December 31, 2000 to September 30, 2001 due to the sale of part of the securities in 2001.

Margin Loan Payable
-------------------
The margin loan payable at December 31, 2000 was used to purchase marketable securities. The margin loan was repaid when the securities were sold in 2001.

Other Payables and Accrued Liabilities
--------------------------------------
In 2001, the Company recognized the call option premium of RMB3.2 million (US$384,000) included in other payables and accrued liabilities. Also, the Company repaid a short term loan payable of RMB6.9 million (US$832,000) and had a short term loan payable of RMB3.0 million (US$362,000) in 2001.

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