Form 10QSB
period 2002-06-30
CHINA RESOURCES DEVELOPMENT INC
filed 2002-08-14
CIK 793628

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10-QSB




[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarter period ended June 30, 2002
                                      -------------

[x] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 837,823 shares of common stock, $0.001 par value, as of August 12, 2002.

                                   CONVENTIONS

         Unless otherwise specified, all references in this report to "U.S. Dollars," "Dollars," "US$," or "$" are to United States dollars; all references to "Hong Kong Dollars" or "HK$" are to Hong Kong dollars; and all references to "Renminbi" or "RMB" or "Yuan" are to Renminbi Yuan, which is the lawful currency of the People's Republic of China ("China" or "PRC"). The Company and Billion Luck maintain their accounts in U.S. Dollars and Hong Kong Dollars, respectively. HARC and its subsidiaries maintain their accounts in Renminbi. The financial statements of the Company and its subsidiaries are prepared in Renminbi. Translations of amounts from Renminbi to U.S. Dollars and from Hong Kong Dollars to U.S. Dollars are for the convenience of the reader. Unless otherwise indicated, any translations from Renminbi to U.S. Dollars or from U.S. Dollars to Renminbi have been made at the single rate of exchange as quoted by the People's Bank of China (the "PBOC Rate") on June 30, 2002, which was approximately U.S.$1.00 = Rmb8.28. Translations from Hong Kong Dollars to U.S. Dollars have been made at the single rate of exchange as quoted by the Hongkong and Shanghai Banking Corporation Limited on June 30, 2002, which was approximately US$1.00 = HK$7.80. The Renminbi is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of Renminbi into U.S. Dollars or other currencies. All foreign exchange transactions take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. No representation is made that the Renminbi or U.S. Dollar amounts referred to herein could have been or could be converted into U.S. Dollars or Renminbi, as the case may be, at the PBOC Rate or at all.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
             (Amounts in thousands, except share and per share data)

                                     Three Months Ended June 30,         Six Months Ended June 30,
                                  --------------------------------    --------------------------------
                                    2002        2001        2002        2002        2001       2002
                                  --------    --------    --------    --------    --------    --------
                                    RMB          RMB         US$         RMB         RMB        US$
NET SALES                            1,782       1,499         215       3,496       6,027         422

COST OF SALES                       (1,550)     (1,287)       (187)     (3,015)     (5,633)       (364)
                                  --------    --------    --------    --------    --------    --------
GROSS PROFIT                           232         212          28         481         394          58

DEPRECIATION                          (201)       (232)        (24)       (412)       (405)        (50)

AMORTIZATION                            --      (2,190)         --          --      (3,528)         --

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES           (2,847)     (4,035)       (344)     (5,871)     (7,836)       (709)

FINANCIAL INCOME/
  (EXPENSES), NET                      145         618          18         427         548          52

OTHER INCOME/(EXPENSES), NET        (4,924)    (16,732)       (595)     (4,513)     (6,185)       (545)
                                  --------    --------    --------    --------    --------    --------
LOSS FROM CONTINUING
  OPERATIONS BEFORE INCOME
  TAXES                             (7,595)    (22,359)       (917)     (9,888)    (17,012)     (1,194)

INCOME TAXES                            --          --          --          --      (1,262)         --
                                  --------    --------    --------    --------    --------    --------
LOSS FROM CONTINUING
  OPERATIONS BEFORE
  MINORITY INTERESTS                (7,595)    (22,359)       (917)     (9,888)    (18,274)     (1,194)

MINORITY INTERESTS                      --         145          --          --       1,198          --
                                  --------    --------    --------    --------    --------    --------
LOSS FROM CONTINUING
  OPERATIONS                        (7,595)    (22,214)       (917)     (9,888)    (17,076)     (1,194)

DISCONTINUED OPERATIONS
  Loss from operations of
    discontinued timber segment         --          --          --          --         (24)         --
                                  --------    --------    --------    --------    --------    --------

NET LOSS                            (7,595)    (22,214)       (917)     (9,888)    (17,100)     (1,194)
                                  ========    ========    ========    ========    ========    ========
LOSS PER SHARE:
  Basic and diluted
    Continuing operations            (9.07)     (26.51)      (1.09)     (11.80)     (20.38)      (1.43)
    Discontinued operations             --          --          --          --       (0.03)         --
                                  --------    --------    --------    --------    --------    --------

                                     (9.07)     (26.51)      (1.09)     (11.80)     (20.41)      (1.43)
                                  ========    ========    ========    ========    ========    ========
WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING          837,823     837,823     837,823     837,823     837,823     837,823
                                  ========    ========    ========    ========    ========    ========

See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
             (Amounts in thousands, except share and per share data)

                                                         June 30,   December 31,  June 30,
                                                           2002        2001        2002
                                                         --------    --------    --------
                                                           RMB          RMB         US$
                                               Notes   (Unaudited)     (Note)   (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                 4,881       7,627         589
  Trading securities                                        1,300       5,744         157
  Inventories - finished goods                                566         610          68
  Other receivables, deposits and prepayments                 873       4,635         106
  Short term loans receivable                   2           7,314      15,488         883
  Amounts due from related companies                           --         636          --
  Amounts due from employees                                1,075         896         130
                                                         --------    --------    --------
TOTAL CURRENT ASSETS                                       16,009      35,636       1,933
PROPERTY AND EQUIPMENT                          3           6,878       7,279         831
INVESTMENTS                                               109,615     109,615      13,239
VALUE-ADDED TAX RECEIVABLE                                  4,687       4,687         566
                                                         --------    --------    --------
TOTAL ASSETS                                              137,189     157,217      16,569
                                                         ========    ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                            257         247          31
  Other payables and accrued liabilities        4           6,307      16,569         762
  Income taxes                                                454         454          55
  Amounts due to related companies                            366         366          44
                                                         --------    --------    --------
TOTAL CURRENT LIABILITIES                                   7,384      17,636         892
                                                         --------    --------    --------

SHAREHOLDERS' EQUITY
   Common stock, US$0.001 par value:
    Authorized - 200,000,000 shares
    Issued and outstanding - 837,823 shares
     in 2002 and 2001                                           7           7           1
   Preferred stock, authorized -
    10,000,000 shares in 2002 and 2001
      Series B preferred  stock, US$0.001 par value:
        Authorized - 320,000 shares
        Issued and outstanding - 320,000 shares
          in 2002 and 2001                                      3           3          --
Additional paid-in capital                                169,052     169,052      20,417
Reserves                                                   28,028      28,028       3,385
Accumulated deficit                                       (67,448)    (57,560)     (8,146)
Accumulated other comprehensive gains                         163          51          20
                                                         --------    --------    --------
TOTAL SHAREHOLDERS' EQUITY                                129,805     139,581      15,677
                                                         --------    --------    --------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                                  137,189     157,217      16,569
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

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                             (Amounts in thousands)

                                                        Six months ended June 30,
                                                      -----------------------------
                                                        2002       2001       2002
                                                      -------    -------    -------
                                                        RMB        RMB        US$


Net cash (used in)/provided by operating activities   (10,897)    33,813     (1,316)
                                                      -------    -------    -------
INVESTING ACTIVITIES
  Purchases of property and equipment                     (11)       (36)        (1)
  Acquisition of minority interest in a subsidiary         --    (36,478)        --
  Advances of short term loans to third parties       (12,190)        --     (1,473)
  Repayments of short term loans from third parties    20,352         --      2,458
                                                      -------    -------    -------
Net cash provided by/(used in) investing activities     8,151    (36,514)       984
                                                      -------    -------    -------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                         (2,746)    (2,701)      (332)

Cash and cash equivalents, at beginning of period       7,627     37,547        921
                                                      -------    -------    -------
Cash and cash equivalents, at end of period             4,881     34,846        589
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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

2.       SHORT TERM LOANS RECEIVABLE

         In March 2002, the Company advanced an interest free short term loan of RMB10,600 to an unaffiliated third party. The loan was repaid in April 2002. In addition, the Company advanced short term loans to two unaffiliated third parties of RMB1,272 and RMB318, respectively, in the second quarter of 2002. These two loans bear annual interest rates of 10%. Short term loans amounting to RMB9,752, which were advanced to two unaffiliated third parties in 2001, were repaid in the first half of 2002.

3.       PROPERTY AND EQUIPMENT

                                                                          June 30,         December 31,
                                                                              2002                 2001
                                                                               RMB                  RMB
         At cost:
           Buildings                                                         4,260                4,260
           Machinery, equipment and motor vehicles                           4,135                4,124
           Fixtures and furniture                                              208                  208
                                                                        ----------           ----------
                                                                             8,603                8,592

         Accumulated depreciation                                          (1,725)              (1,313)
                                                                        ----------           ----------
                                                                             6,878                7,279
                                                                        ==========           ==========

4.       OTHER PAYABLES AND ACCRUED LIABILITIES

                                                                          June 30,         December 31,
                                                                              2002                 2001
                                                                               RMB                  RMB
         Advances from a former vice president                                   -               11,298
         Accrued salary of a director                                        1,297                1,106
         Other payables                                                      2,523                1,368
         Accrued liabilities                                                 2,487                2,797
                                                                        ----------           ----------
                                                                             6,307               16,569
                                                                        ==========           ==========

5.       SEGMENT FINANCIAL INFORMATION

                                                              Three months ended       Six months ended
                                                                        June 30,               June 30,
                                                                2002        2001       2002        2001
                                                                 RMB         RMB        RMB         RMB
         Net sales:
            Supermarket operations, net sales to
              unaffiliated customers                           1,782       1,499      3,496       2,842
            Natural rubber, net sales to
              unaffiliated customers                               -           -          -       3,185
                                                             -------     -------    -------     -------
         Total consolidated net sales                          1,782       1,499      3,496       6,027
                                                             =======     =======    =======     =======

         Segment profit/(loss):
            Supermarket operations                                89         125        224         214
            Natural rubber                                         -       (517)          -     (1,018)
                                                             -------     -------     -------    -------
         Total segment income/(loss)                              89       (392)        224       (804)

         Reconciling items:
            Corporate expenses                               (7,829)    (22,585)   (10,539)    (16,756)
            Interest income                                      145         618        427         777
            Interest expense                                       -           -          -       (229)
                                                             -------     -------     -------    -------
         Total consolidated loss before income
            taxes and discontinued operations                (7,595)    (22,359)    (9,888)    (17,012)
                                                             =======     =======    =======     =======

                                                                         June 30,         December 31,
                                                                             2002                 2001
                                                                              RMB                  RMB
         Segment assets:
            Supermarket operations                                          7,120                6,895
            Natural rubber                                                      -                    -
                                                                       ----------           ----------
         Total segment assets                                               7,120                6,895

         Reconciling items:
            Corporate assets                                               20,454               40,707
            Investments                                                   109,615              109,615
                                                                       ----------           ----------
         Total consolidated assets                                        137,189              157,217
                                                                       ==========           ==========

6.       COMPREHENSIVE LOSS

                                                              Three months ended       Six months ended
                                                                        June 30,               June 30,
                                                                2002        2001       2002        2001
                                                                 RMB         RMB        RMB         RMB

         Total comprehensive loss                              7,593      22,215      9,776      17,085
                                                              ======      ======     ======      ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table shows the selected unaudited condensed consolidated statement of operations data of the Company and its subsidiaries for the three months and six months ended June 30, 2002 and 2001. The data should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and related notes thereto.

         The discussions below are presented in the Company's primary operating currency, which is the Renminbi Yuan ("RMB"). For information purposes only, the amounts may be translated into U.S. dollars at an exchange rate of $1.00 = RMB8.28, which represents the approximate single rate of exchange as quoted by the People's Bank of China on June 30, 2002. No representation is made that RMB amounts could have been, or could be, converted into U.S. dollars at that rate or any other rate.

(Amounts in thousands)                      Three months ended June 30,        Six months ended June 30,
                                            ---------------------------        -------------------------
                                                  2002             2001             2002            2001
                                                   RMB              RMB              RMB             RMB
Net sales:
   Supermarket operations                        1,782            1,499            3,496           2,842
   Natural rubber                                    -                -                -           3,185
                                            ----------       ----------       ----------      ----------
                                                 1,782            1,499            3,496           6,027
                                            ----------       ----------       ----------      ----------
Gross profit                                       232              212              481             394
Gross profit margin (%)                          13.02            14.14            13.76            6.54
Loss from continuing operations
  before income taxes                          (7,595)         (22,359)          (9,888)        (17,012)
Income taxes                                         -                -                -         (1,262)
                                            ----------       ----------       ----------      ----------
Loss from continuing operations
  before minority interests                    (7,595)         (22,359)          (9,888)        (18,274)
Minority interests                                   -              145                -           1,198
                                            ----------       ----------       ----------      ----------
Loss from continuing operations                (7,595)         (22,214)          (9,888)        (17,076)
Discontinued operations
  Loss from operations of
    discontinued timber segment                      -                -                -            (24)
                                            ----------       ----------       ----------      ----------
Net loss                                       (7,595)         (22,214)          (9,888)        (17,100)
                                            ==========       ==========       ==========      ==========


         NET SALES AND GROSS PROFIT

         Net sales from supermarket operations increased by 23.0% from RMB2.8 million (US$343,000) for the first half of 2001 to RMB3.5 million (US$422,000) for the first half of 2002. For the first half of 2002, supermarket operations had gross profit and gross profit margin of RMB481,000 (US$58,000) and 13.8%, respectively. For the first half of 2001, supermarket operations had gross profit and gross profit margin of RMB398,000 (US$48,000) and 14.0%, respectively.

         For the second quarter of 2002, supermarket operations had gross profit and gross profit margin of RMB232,000 (US$28,000) and 13.0%, respectively. For the second quarter of 2001, supermarket operations had gross profit and gross profit margin of RMB212,000 (US$26,000) and 14.1%, respectively. The increase in net sales were due to increased sales volume resulting from the successful marketing efforts of the Company and its ability to retain its customers. The increase in net sales were also due to the Company's pricing strategy which slightly reduced the prices of certain popular products in order to attract more customers.

         The Company periodically engages in the trading of natural rubber, depending on market conditions. The Company had sales of RMB3.2 million (US$385,000) for the first quarter of 2001, with a gross loss of RMB4,000 (US$483).

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the first half of 2002 decreased by RMB2.0 million (US$237,000) or 25.1% to RMB5.9 million (US$709,000) for the first half of 2002 from RMB7.8 million (US$946,000) for the first half of 2001. The decrease was due to the reduction in personnel and the Company's tightened cost control measures.

         Selling, general and administrative expenses for the second quarter of 2002 decreased by RMB1.2 million (US$144,000) or 29.4% to RMB2.8 million (US$344,000) for the second quarter of 2002 from RMB4.0 million (US$487,000) for the second quarter of 2001. The decrease was due to the reduction in personnel and the Company's tightened cost control measures.

         AMORTIZATION

         Amortization expense for the first half and second quarter of 2001 represented amortization of website technology, acquired on June 30, 2000, which was recorded on the straight-line basis over two years. The Company wrote off the acquired website technology in 2001.

         FINANCIAL INCOME, NET

         Net financial income for the first half of 2002 was RMB427,000 (US$52,000), which primarily represented interest income on short term loans receivable. Net financial income for the first half of 2001 was RMB548,000 (US$66,000), which was comprised of margin loan interest expenses of RMB229,000 (US$28,000) and interest income of RMB777,000 (US$94,000) from bank deposits.

         Net financial income for the second quarter of 2002 was RMB145,000 (US$18,000), which primarily represented interest income on short term loans receivable. Net financial income for the second quarter of 2001 was RMB618,000 (US$75,000), which primarily represented interest income from bank deposits.

         OTHER INCOME/(EXPENSES), NET

         Net expenses for the first half of 2002 represented a net loss on trading of marketable securities of RMB4.7 million (US$568,000) offset by arrangement fee income on short term loans of RMB119,000 (US$14,000). Net expenses for the first half of 2001 represented a net gain on trading of marketable securities of RMB7.3 million (US$882,000) and a premium earned on written call options of RMB3.2 million (US$386,000), offset by losses recognized on acquisition of minority interest in HARC and disposition of certain assets to the Farming Bureau of RMB16.7 million (US$2.0 million).

         Net expenses for the second quarter of 2002 represented a net loss on trading of marketable securities of RMB5.1 million (US$616,000) offset by arrangement fee income on short term loans of RMB119,000 (US$14,000). Other income for the second quarter of 2001 represented losses recognized on acquisition of minority interest in HARC and disposition of certain assets to the Farming Bureau of RMB16.7 million (US$2.0 million).

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

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary liquidity needs are to fund inventories, operating expenses, and to expand business operations. The Company has financed its working capital requirements primarily through internally generated cash.

         The Company had a working capital surplus of approximately RMB8.6 million (US$1.0 million) as of June 30, 2002, compared to that of approximately RMB18.0 million (US$2.2 million) as of December 31, 2001. Net cash used in operating activities for the six months ended June 30, 2002 was approximately RMB10.9 million (US$1.3 million), as compared to net cash provided by operating activities of RMB33.8 million (US$4.1 million) for the corresponding period in 2001. Net cash inflows/outflows from the Company's operating activities are attributable to the Company's net loss and changes in operating assets and liabilities. The cash inflows in 2001 primarily consisted of cash proceeds from the disposal of marketable securities. Net cash provided by investing activities for the six months ended June 30, 2002 was primarily attributable to advances and repayments of short term loans to/from third parties.

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

         The Company's interest income is most sensitive to changes in the general level of RMB interest rates. In this regard, changes in RMB interest rates affect the interest earned on the Company's cash equivalents. At June 30, 2002, the Company's cash equivalents are mainly RMB, Hong Kong Dollar and United States Dollar deposits with financial institutions, bearing market interest rates without fixed term.

         At June 30, 2002, the Company had short-term investments in marketable securities in the Hong Kong and United States stock markets with a total market value of RMB1.3 million (US$157,000). These investments expose the Company to market risks that may cause the future value of these investments to be lower than the original cost of such investments.

         The Company wrote put options to sell certain marketable securities in the United States in the second quarter of 2002. These options which expire on September 20, 2002 expose the Company to market risk relating to unfavourable changes in the price of the securities underlying the written option.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

         NONE

ITEM 2.  CHANGES IN SECURITIES:

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         NONE

ITEM 5.  OTHER INFORMATION:

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      99.1 Certification of Chief Financial Officer

                  99.2 Certification of Chief Executive Officer

         (b) During the three months ended June 30, 2002, the Company filed one current report on Form 8-K. On May 3, 2002, the Company filed a Report on Form 8-K dated April 30, 2002, which reported, in Item 4, the changes in the Company's certifying accountant. No financial statements were filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CHINA RESOURCES DEVELOPMENT, INC.





August 12, 2002                   By:/s/ Ching Lung Po
                                     ----------------------------------
                                     Ching Lung Po, Chief Executive Officer



                                  By:/s/ Tam Cheuk Ho
                                     -----------------------------------
                                     Tam Cheuk Ho, Chief Financial Officer