Form 10QSB
period 2002-09-30
CHINA RESOURCES DEVELOPMENT INC
filed 2002-11-14
CIK 793628

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarter period ended September 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 837,823 shares of common stock, $0.001 par value, as of November 14, 2002.

                                   CONVENTIONS

      Unless otherwise specified, all references in this report to "U.S. Dollars," "Dollars," "US$," or "$" are to United States dollars; all references to "Hong Kong Dollars" or "HK$" are to Hong Kong dollars; and all references to "Renminbi" or "RMB" or "Yuan" are to Renminbi Yuan, which is the lawful currency of the People's Republic of China ("China" or "PRC"). The Company and Billion Luck maintain their accounts in U.S. Dollars and Hong Kong Dollars, respectively. HARC and its subsidiaries maintain their accounts in Renminbi. The financial statements of the Company and its subsidiaries are prepared in Renminbi. Translations of amounts from Renminbi to U.S. Dollars and from Hong Kong Dollars to U.S. Dollars are for the convenience of the reader. Unless otherwise indicated, any translations from Renminbi to U.S. Dollars or from U.S. Dollars to Renminbi have been made at the single rate of exchange as quoted by the People's Bank of China (the "PBOC Rate") on September 30, 2002, which was approximately U.S.$1.00 = Rmb8.28. Translations from Hong Kong Dollars to U.S. Dollars have been made at the single rate of exchange as quoted by the Hongkong and Shanghai Banking Corporation Limited on September 30, 2002, which was approximately US$1.00 = HK$7.80. The Renminbi is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of Renminbi into U.S. Dollars or other currencies. All foreign exchange transactions take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. No representation is made that the Renminbi or U.S. Dollar amounts referred to herein could have been or could be converted into U.S. Dollars or Renminbi, as the case may be, at the PBOC Rate or at all.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                     COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
             (Amounts in thousands, except share and per share data)

                                       Three Months Ended September 30,        Nine Months Ended September 30,
                                      ----------------------------------     ----------------------------------
                                        2002         2001         2002         2002         2001         2002
                                      --------     --------     --------     --------     --------     --------
                                        RMB           RMB          US$          RMB          RMB          US$
NET SALES                                1,983        2,750          239        5,479        8,777          662

COST OF SALES                           (1,756)      (2,691)        (212)      (4,771)      (8,324)        (576)
                                      --------     --------     --------     --------     --------     --------
GROSS PROFIT                               227           59           27          708          453           86

DEPRECIATION                              (224)        (249)         (27)        (636)        (654)         (77)

AMORTIZATION                                --       (1,550)          --           --       (5,078)          --

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES               (2,583)      (3,799)        (312)      (8,454)     (11,635)      (1,021)

FINANCIAL INCOME/
  (EXPENSES), NET                          140          308           17          567          856           68

OTHER INCOME/(EXPENSES), NET              (146)      (1,003)         (17)      (4,659)      (7,188)        (563)
                                      --------     --------     --------     --------     --------     --------
LOSS FROM CONTINUING
  OPERATIONS BEFORE INCOME
  TAXES                                 (2,586)      (6,234)        (312)     (12,474)     (23,246)      (1,507)

INCOME TAXES                                --           --           --           --       (1,262)          --
                                      --------     --------     --------     --------     --------     --------
LOSS FROM CONTINUING
  OPERATIONS BEFORE
  MINORITY INTERESTS                    (2,586)      (6,234)        (312)     (12,474)     (24,508)      (1,507)

MINORITY INTERESTS                          --           --           --           --        1,198           --
                                      --------     --------     --------     --------     --------     --------
LOSS FROM CONTINUING
  OPERATIONS                            (2,586)      (6,234)        (312)     (12,474)     (23,310)      (1,507)

DISCONTINUED OPERATIONS
  Loss from operations of
    discontinued timber segment             --           --           --           --          (24)          --
                                      --------     --------     --------     --------     --------     --------
NET LOSS                                (2,586)      (6,234)        (312)     (12,474)     (23,334)      (1,507)
                                      --------     --------     --------     --------     --------     --------
Other comprehensive income/(loss):
  foreign currency translation
    adjustments                             (3)          --           --          109           15           13
                                      --------     --------     --------     --------     --------     --------
COMPREHENSIVE LOSS                      (2,589)      (6,234)        (312)     (12,365)     (23,319)      (1,494)
                                      ========     ========     ========     ========     ========     ========
LOSS PER SHARE: basic and diluted
    Continuing operations                (3.09)       (7.44)       (0.37)      (14.89)      (27.82)       (1.80)
    Discontinued operations                 --           --           --           --        (0.03)          --
                                      --------     --------     --------     --------     --------     --------
                                         (3.09)       (7.44)       (0.37)      (14.89)      (27.85)       (1.80)
                                      ========     ========     ========     ========     ========     ========
WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING              837,823      837,823      837,823      837,823      837,823      837,823
                                      ========     ========     ========     ========     ========     ========

See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
             (Amounts in thousands, except share and per share data)

                                                          September 30,    December 31,    September 30,
                                                                   2002            2001             2002
                                                                    RMB             RMB              US$
                                                  Notes     (Unaudited)          (Note)      (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                       2,496           7,627              301
  Trading securities                                              4,168           5,744              504
  Inventories - finished goods                                      623             610               75
  Other receivables, deposits and prepayments                       853           4,635              103
  Short term loans receivable                       2             5,618          15,488              679
  Amounts due from related companies                                  -             636                -
  Amounts due from employees                                      1,276             896              154
                                                                -------        --------          -------
TOTAL CURRENT ASSETS                                             15,034          35,636            1,816
PROPERTY AND EQUIPMENT                              3             6,668           7,279              805
INVESTMENTS                                                     109,615         109,615           13,239
VALUE-ADDED TAX RECEIVABLE                                        4,687           4,687              566
                                                                -------        --------          -------
TOTAL ASSETS                                                    136,004         157,217           16,426
                                                                =======        ========          =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                  302             247               37
  Other payables and accrued liabilities            4             7,674          16,569              927
  Income taxes                                                      446             454               54
  Amounts due to related companies                                  366             366               44
                                                                -------        --------          -------
TOTAL CURRENT LIABILITIES                                         8,788          17,636            1,062
                                                                -------        --------          -------

SHAREHOLDERS' EQUITY
  Preferred stock, authorized -
    10,000,000 shares in 2002 and 2001
      Series B preferred stock, US$0.001 par value:
        Authorized - 320,000 shares
        Issued and outstanding - 320,000 shares
          in 2002 and 2001                                            3               3                -
  Common stock, US$0.001 par value:
   Authorized - 200,000,000 shares
   Issued and outstanding - 837,823 shares
     in 2002 and 2001                                                 7               7                1
Additional paid-in capital                                      169,052         169,052           20,417
Reserves                                                         28,028          28,028            3,385
Accumulated deficit                                             (70,034)        (57,560)          (8,458)
Accumulated other comprehensive gains                               160              51               19
                                                                -------        --------          -------
TOTAL SHAREHOLDERS' EQUITY                                      127,216         139,581           15,364
                                                                -------        --------          -------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                                        136,004         157,217           16,426
                                                                =======        ========          =======

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

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                             (Amounts in thousands)


                                                                    Nine months ended September 30,
                                                                    -------------------------------
                                                                 2002             2001              2002
                                                                 ----             ----              ----
                                                                  RMB              RMB               US$
Net cash used in operating activities                         (14,964)         (29,957)           (1,807)
                                                              -------          -------            ------
INVESTING ACTIVITIES
  Purchases of property and equipment                             (25)            (123)               (3)
  Proceeds from disposal of investments                             -           59,145                 -
  Acquisition of additional interest in a subsidiary                -          (36,478)                -
  Advances of short term loans to third parties               (12,190)         (20,140)           (1,472)
  Repayments of short term loans from third parties            22,048                -             2,662
                                                              -------          -------            ------
Net cash provided by investing activities                       9,833            2,404             1,187
                                                              -------          -------            ------
FINANCING ACTIVITIES
  Advance of short term loan from a third party                     -            3,180                 -
                                                              -------          -------            ------
NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                                 (5,131)         (24,373)             (620)

Cash and cash equivalents, at beginning of period               7,627           37,546               921
                                                              -------          -------            ------
Cash and cash equivalents, at end of period                     2,496           13,173               301
                                                              =======          =======            ======

See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (Amounts in thousands, except per share data)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

2.       SHORT TERM LOANS RECEIVABLE

         In March 2002, the Company advanced an interest free short term loan of RMB10,600 to an unaffiliated third party. The loan was repaid in April 2002. In addition, the Company advanced short term loans to two unaffiliated third parties of RMB1,272 and RMB318, respectively, in the second quarter of 2002. These two loans bear annual interest rates of 10%. Short term loans amounting to RMB11,448, which were advanced to three unaffiliated third parties in 2001, were repaid in 2002.

3.       PROPERTY AND EQUIPMENT

                                                                     September 30,         December 31,
                                                                              2002                 2001
                                                                               RMB                  RMB
         At cost:
           Buildings                                                         4,260                4,260
           Machinery, equipment and motor vehicles                           4,149                4,124
           Fixtures and furniture                                              208                  208
                                                                            ------               ------
                                                                             8,617                8,592

         Accumulated depreciation                                           (1,949)              (1,313)
                                                                            ------               ------
                                                                             6,668                7,279
                                                                            ======               ======

4. OTHER PAYABLES AND ACCRUED LIABILITIES

                                                                     September 30,         December 31,
                                                                              2002                 2001
                                                                               RMB                  RMB
         Advances from a former vice president                                   -               11,298
         Accrued salary of a director                                        1,393                1,106
         Other payables                                                      3,298                1,368
         Accrued liabilities                                                 2,983                2,797
                                                                            ------               ------
                                                                             7,674               16,569
                                                                            ======               ======

5. SEGMENT FINANCIAL INFORMATION

                                                              Three months ended      Nine months ended
                                                                   September 30,          September 30,
                                                                2002        2001       2002        2001
                                                                 RMB         RMB        RMB         RMB
         Net sales:
            Supermarket operations, net sales to
              unaffiliated customers                           1,983       1,860      5,479       4,702
            Natural rubber, net sales to
              unaffiliated customers                               -         890          -       4,075
                                                              ------      ------     -------     ------
         Total consolidated net sales                          1,983       2,750      5,479       8,777
                                                              ======      ======     ======      ======

         Segment profit/(loss):
            Supermarket operations                                88         121        312         335
            Natural rubber                                         -        (681)         -      (1,699)
                                                              ------      ------     -------     ------
         Total segment income/(loss)                              88        (560)       312      (1,364)

         Reconciling items:
            Corporate expenses                                (2,814)     (5,982)   (13,353)    (22,738)
            Interest income                                      140         379        567       1,156
            Interest expense                                       -         (71)         -        (300)
                                                              ------      ------     -------     ------
         Total consolidated loss before income
            taxes and discontinued operations                 (2,586)     (6,234)   (12,474)    (23,246)
                                                              ======      ======     ======      ======

                                                                    September 30,         December 31,
                                                                             2002                 2001
                                                                              RMB                  RMB
         Segment assets:
            Supermarket operations                                          7,267                6,895
            Natural rubber                                                      -                    -
                                                                          -------              -------
         Total segment assets                                               7,267                6,895

         Reconciling items:
            Corporate assets                                               19,122               40,707
            Investments                                                   109,615              109,615
                                                                          -------              -------
         Total consolidated assets                                        136,004              157,217
                                                                          =======              =======

6. TRADING SECURITIES

         Included in other income/(expenses) for the three and nine months ended September 30, 2002 and 2001 are unrealized gains and losses on trading securities of RMB5,992, (RMB2,007), (RMB1,102) and (RMB2,989),
         respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         NET SALES AND GROSS PROFIT

         Net sales from supermarket operations increased by 16.5% from RMB4,702,000 (US$568,000) for the nine months ended September 30, 2001 to RMB5,479,000 (US$662,000) for the nine months ended September 30, 2002. For the nine months ended September 30, 2002, supermarket operations had gross profit and gross profit margin of RMB708,000 (US$86,000) and 12.9%, respectively. For the nine months ended September 30, 2001, supermarket operations had gross profit and gross profit margin of RMB628,000 (US$76,000) and 13.3%, respectively.

         Net sales from supermarket operations increased by 6.6% from RMB1,860,000 (US$225,000) for the third quarter of 2001 to RMB1,983,000
(US$239,000) for the third quarter of 2002. For the third quarter of 2002, supermarket operations had gross profit and gross profit margin of RMB227,000 (US$27,000) and 11.4%, respectively. For the third quarter of 2001, supermarket operations had gross profit and gross profit margin of RMB238,000 (US$29,000) and 12.0%, respectively. The increase in net sales was due to increased sales volume resulting from the successful marketing efforts of the Company and its ability to retain its customers. The increase in net sales was also due to the Company's pricing strategy which slightly reduced the prices of certain popular products in order to attract more customers.

         The Company periodically engages in the trading of natural rubber, depending on market conditions. The Company had sales of RMB4,075,000 (US$492,000) and RMB890,000 (US$107,000) for the nine months and three months ended September 30, 2001, respectively, with gross loss of RMB175,000 (US$21,000) and RMB179,000 (US$22,000) for the nine months and three months ended September 30, 2001. As a result of the unfavourable market condition, the Company sold all of its rubber inventories in the third quarter of 2001.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the nine months ended September 30, 2002 decreased by RMB3,181,000 (US$384,000) or 27.3% to
RMB8,454,000 (US$1,021,000) for the nine months ended September 30, 2002 from RMB11,635,000 (US$1,405,000) for the nine months ended September 30, 2001. The decrease was due to the reduction in personnel and the Company's tightened cost control measures.

         Selling, general and administrative expenses for the third quarter of 2002 decreased by RMB1,216,000 (US$147,000) or 32.0% to RMB2,583,000
(US$312,000) for the third quarter of 2002 from RMB3,799,000 (US$459,000) for the third quarter of 2001. The decrease was due to the reduction in personnel and the Company's tightened cost control measures.

         AMORTIZATION

         Amortization expense for the three and nine months ended September 30, 2001 represented amortization of website technology, acquired on June 30, 2000, which was being amortized on the straight-line basis over two years. The Company wrote off the acquired website technology in 2001.

         FINANCIAL INCOME, NET

         Net financial income for the nine months ended September 30, 2002 was RMB567,000 (US$68,000), which primarily represented interest income on short term loans receivable. Net financial income for the nine months ended September 30, 2001 was RMB856,000 (US$103,000), which was comprised of margin loan interest expenses of RMB300,000 (US$36,000) and interest income of RMB1,156,000 (US$140,000) from bank deposits and on short term loans receivable.

         Net financial income for the third quarter of 2002 was RMB140,000 (US$17,000), which primarily represented interest income on short term loans receivable. Net financial income for the third quarter of 2001 was RMB308,000 (US$37,000), which primarily represented interest income on short term loans receivable, partly offset by the margin loan interest expenses of RMB71,000 (US$9,000).

         OTHER INCOME/(EXPENSES), NET

         Net expenses for the nine months ended September 30, 2002 represented a net loss on trading of marketable securities of RMB4,839,000 (US$584,000) offset by arrangement fee income on short term loans of RMB119,000 (US$14,000). Net expenses for the nine months ended September 30, 2001 represented a net gain on trading of marketable securities of RMB6,266,000 (US$757,000) and a premium earned on written call options of RMB3,200,000 (US$386,000), offset by losses recognized on acquisition of minority interest in HARC and disposition of certain assets to the Farming Bureau of RMB16,700,000 (US$2,017,000).

         Net expenses for the third quarter of 2002 and 2001 represented net loss on trading of marketable securities.

         INCOME TAXES

         It is management's intention to reinvest all the income attributable to the Company earned by its operations outside the US. Accordingly, no US federal and state income taxes have been provided in these consolidated financial statements.

         Income taxes consist of PRC federal income tax computed at 15% on assessable income for foreign investment enterprises operating in Hainan. Income taxes for 2001 consisted of an under provision of PRC federal income taxes on assessable income in 2000 for foreign investment enterprises operating in Hainan.

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

         The Company had a working capital surplus of approximately RMB6,246,000 (US$754,000) as of September 30, 2002, compared to that of approximately RMB18,000,000 (US$2,174,000) as of December 31, 2001. Net cash used in operating activities for the nine months ended September 30, 2002 was approximately RMB14,964,000 (US$1,807,000), as compared to RMB29,957,000 (US$3,618,000) for the corresponding period in 2001. Net cash inflows/outflows from the Company's operating activities are attributable to the Company's net loss and changes in operating assets and liabilities. Net cash provided by investing activities for the nine months ended September 30, 2002 was primarily attributable to advances and repayments of short term loans to/from third parties.

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

         The Company's interest income is most sensitive to changes in the general level of RMB interest rates. In this regard, changes in RMB interest rates affect the interest earned on the Company's cash equivalents. At September 30, 2002, the Company's cash equivalents are mainly RMB, Hong Kong Dollar and United States Dollar deposits with financial institutions, bearing market interest rates without fixed term.

         At September 30, 2002, the Company had short-term investments in trading securities in the Hong Kong and United States stock markets with a total market value of RMB4,168,000 (US$504,000). These investments expose the Company to market risks that may cause the future value of these investments to be lower than the original cost of such investments.

ITEM 3.  CONTROLS AND PROCEDURES

         On November 14, 2002, the Company's management concluded its evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of the Evaluation Date, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company's reports under the Securities Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS:

      NONE

ITEM 2.     CHANGES IN SECURITIES:

      NONE

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES:

      NONE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

      NONE

ITEM 5.     OTHER INFORMATION:

      NONE

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   99.1        Certification of Chief Executive Officer

      99.2        Certification of Chief Financial Officer

(b) During the three months ended September 30, 2002, the Company filed no current report on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CHINA RESOURCES DEVELOPMENT, INC.





November 14, 2002                    By:/s/ Ching Lung Po
                                        -------------------------------------
                                        Ching Lung Po, Chief Executive Officer



                                     By:/s/ Tam Cheuk Ho
                                        ---------------------------------------
                                        Tam Cheuk Ho, Chief Financial Officer

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT
------------------------------------------------------------------------------
OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
-----------------------------------------------------------------------------

I, Ching Lung Po, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of China Resources Development, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of that date;

5. The registrant's other certifying officers and I have disclosed to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Ching Lung Po
-------------------------
Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT
------------------------------------------------------------------------------
OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
-----------------------------------------------------------------------------

I, Tam Cheuk Ho, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of China Resources Development, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of that date;

5. The registrant's other certifying officers and I have disclosed to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ Tam Cheuk Ho
-------------------------
Chief Financial Officer