Form 10KSB
period 2002-12-31
CHINA RESOURCES DEVELOPMENT INC
filed 2003-04-15
CIK 793628

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                        CHINA RESOURCES DEVELOPMENT, INC.
             (Exact name of Registrant as specified in its Charter)

           Nevada                       0-26046                 87-02623643
           ------                       -------                 -----------
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

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]    No [    ]

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 28, 2003 computed by reference to the average bid and asked prices of such stock: $929,836.

         Note: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 837,823 shares of Common Stock, $.001 par value (as of March 28, 2003).

         Transitional Small Business Disclosure Format (check one):
                                Yes [ ] No [ X ]

         DOCUMENTS INCORPORATED BY REFERENCE:  None.

                                   CONVENTIONS
                                   -----------


         Unless otherwise specified, all references in this report to "U.S. Dollars," "Dollars," "US$," or "$" are to United States dollars; all references to "Hong Kong Dollars" or "HK$" are to Hong Kong dollars; and all references to "Renminbi" or "Rmb" or "yuan" are to Renminbi yuan, which is the lawful currency of the People's Republic of China ("China" or "PRC"). The Company maintains its accounts in U.S. Dollars. The accounts of the Company's subsidiaries are maintained in either Hong Kong Dollars or Renminbi. The financial statements of the Company and its subsidiaries are prepared in Renminbi. Translations of amounts from Renminbi to U.S. Dollars and from Hong Kong Dollars to U.S. Dollars are for the convenience of the reader. Unless otherwise indicated, any translations from Renminbi to U.S. Dollars or from U.S. Dollars to Renminbi have been made at the single rate of exchange as quoted by the People's Bank of China (the "PBOC Rate") on December 31, 2002, which was U.S.$1.00 = Rmb8.28. Translations from Hong Kong Dollars to U.S. Dollars have been made at the single rate of exchange as quoted by the Hongkong and Shanghai Banking Corporation Limited on December 31, 2002, which was US$1.00 = HK$7.80. The Renminbi is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of Renminbi into U.S. Dollars or other currencies. All foreign exchange transactions take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. No representation is made that the Renminbi or U.S. Dollar amounts referred to herein could have been or could be converted into U.S. Dollars or Renminbi, as the case may be, at the PBOC Rate or at all.

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

         References to "Medi-China" are to Zhongwei Medi-China.com Limited, a Hong Kong company and a wholly-owned subsidiary of Silver Moon.

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

         References to "Series B Preferred Stock" are to the Company's Series B Preferred Stock, $.001 par value, of which 320,000 shares are outstanding.

         References to "Silver Moon" are to Silver Moon Technologies Limited, a British Virgin Islands company, whose capital is 80% owned by the Company.

         References to "Sunwide" are to Sunwide Capital Ltd., a British Virgin Islands company, which is a wholly-owned subsidiary of Billion Luck.

         References to "Xubu" are to Shenzhen Xubu Investment Co. Ltd., a company organized in the PRC and a wholly-owned subsidiary of HARC.

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

                                     PART I

[Item 1]                            BUSINESS

GENERAL

         The Company was incorporated as Magenta Corp. on January 15, 1986, in the State of Nevada. The Company was formed to acquire businesses that would provide a profit to the Company. The Company had no operating business until control of it was acquired in December 1994, by the former shareholders of Billion Luck, who exchanged all of the issued and outstanding shares of capital stock of Billion Luck for 108,000 shares of the Company's Common Stock. As a result of the acquisition, the former shareholders of Billion Luck acquired 90% of the issued and outstanding shares of the then outstanding Common Stock of the Company, and the Company became the owner of all the outstanding shares of capital stock of Billion Luck.

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

         Before January 1, 2000, the Company's two primary businesses were the marketing and distribution of natural rubber and the procurement of production materials, supplies and other agricultural products, which were conducted through HARC, First Supply and Second Supply. As part of its risk management strategy, from time-to-time the Company entered into commodity futures contracts to hedge against the exposure to price risk associated with existing inventories and certain firm commitments for the purchase of natural rubber. The Company also entered into natural rubber commodity futures contracts that were not specific hedges, in anticipation of a rise or fall in the price of natural rubber, based on management's knowledge of the supply and demand situation with respect to natural rubber in the PRC. Pursuant to a Shareholders' Agreement on Business Restructuring dated March 3, 2000 among the Company, Billion Luck and the Farming Bureau, the natural rubber distribution business and the procurement of materials and supplies business of HARC, First Supply and Second Supply ceased effective as of January 1, 2000. The assets, liabilities and staff related thereto were conveyed to the Farming Bureau. The purchase price was the book value or the fair value of the net assets transferred, as determined by an independent valuer, as of December 31, 1999, whichever was lower. Following these transactions, First Supply and Second Supply became dormant. Due to declines in the performance of natural rubber distribution and the materials and supplies procurement business, in 1998, management determined that it was in the best interest of the Company to cease the operations of these two businesses. Since then, management has been exploring other investment opportunities.

         Zhongwei Trading was incorporated on September 28, 1998, with a registered capital of Rmb5 million (US$0.60 million). Zhongwei Trading is owned 95% by HARC and 5% by Billion Luck. Zhongwei Trading invested in marketable securities listed in the China Stock Market as short-term investments in 1999. Zhongwei Trading has been dormant since 2001.

         In late 1999 and early 2000, HARC entered into several new lines of businesses, including supermarket operations (through Zhuhai Zhongwei) and the sale of processed timber wooden blocks (through Hainan Weilin). Zhuhai Zhongwei was incorporated on May 18, 1999, with a registered capital of Rmb6 million (US$0.72 million). Zhuhai Zhongwei is a wholly-owned subsidiary of HARC and is principally engaged in the operation of a supermarket in Zhuhai, PRC, which sells food and daily products. Hainan Weilin, incorporated on June 22, 1999 with a registered capital of Rmb8.56 million (US$1.03 million) was owned 58% by HARC. The annual production capacity of Hainan Weilin was 5,000 cubic meters. The processing factory operated from early 2000 through October 2000 at only one third of its full capacity. In light of economic conditions, lack of productivity and unprofitable operations, the Company formally ceased processed timber operations following the disposition of its 58% interest in Hainan Weilin to the Farming Bureau on April 30, 2001 for a consideration of Rmb3.8 million (US$0.46 million).

         Xubu was incorporated on June 18, 1999, with a registered capital of Rmb30 million (US$3.6 million). Xubu is a wholly-owned subsidiary of HARC. Based in Shenzhen, Xubu was established for the purpose of seeking investment opportunities in China. No investment opportunities have yet been funded.

         Sunwide was incorporated in the British Virgin Islands on January 22, 2001. Sunwide is mainly engaged in investing in marketable securities traded in US markets as short-term investments.

         Silver Moon is a British Virgin Islands company incorporated on March 24, 2000. The principal business of Silver Moon and its wholly-owned subsidiary, Medi-China (formerly known as Sky Creation Technology Limited), a Hong Kong company incorporated on October 15, 1999, is to provide online Internet healthcare content, through its website, medi-china.com, which offers health-related content in both English and Chinese, with a focus on Chinese herbal medicine and therapies. On June 30, 2000, the Company acquired an 80% equity interest in Silver Moon for total consideration of US$1.5 million through the issuance of 244,897 shares of unregistered restricted common stock to Silver Moon's former sole equity owner, E-link Investment Limited. The number of shares issued was based upon a per share price of US$6.125, which was the closing bid price of the Company's common stock as quoted on the Nasdaq SmallCap Market on June 29, 2000. In March 2001, E-link Investment Limited sold its equity position in the Company to Anka Capital Ltd., a corporation related to the Company through common directors (see "Directors and Executive Officers of the Registrant"). Neither Silver Moon nor Medi-China has contributed to the Company's revenues. In light of the global economic downturn and pessimism towards the technology sector for Internet related products and services, management is aware that Silver Moon and Medi-China will have to wait patiently for a full economic recovery. In view of the uncertainty lying ahead, the Company has adopted a cautious and prudent approach to control costs and minimize risks. Consequently, the Company has determined not to devote additional resources to the website, but to maintain the status quo during the current fragile economic situation, and be prepared to act upon potential opportunities once the e-commerce industry stabilizes and demonstrates signs of revival.

         The following chart illustrates the equity ownership by percentage of each of the Company's subsidiaries as of December 31, 2002:

                                     --------------------------
                                     |    CHINA RESOURCES     |
         ----------------------------|   DEVELOPMENT, INC.    |------------------------------------------
         |                           | a Nevada corporation   |                                         |
         |                           --------------------------                                         |
         |                                          |                                                   |
         |                                          |                                                   |
         |                                          |                                                   |
         |                                     100% |                                                   |  80%
         |                           --------------------------                                     ---------------
         |                           |     BILLION LUCK       |                                     | SILVER MOON  |
         |                           |COMPANY LTD., a British |                                     |  a British   |
         |                           |Virgin Islands company  |-------------------------------      |    Virgin    |
         |                           |                        |                              |      |   Islands    |
         |                           |                        |                              |      |   company    |
         |                           --------------------------                              |      ---------------|
         |                                          |                                        |          |
         |                |-----------------------------------------------------|            |          |
         |                | 95%                                                 | 100%       |          |  100%
         |         ---------------                                      ------------------   |      ---------------
         |         |    HARC     |                                      |     SUNWIDE    |   |      |  MEDI-CHINA |
         |   5%    |    a PRC    |                                      |a British Virgin|   |      | a Hong Kong |
         --------- |   company   |                                      | Islands company|   |      |   company   |
                   ---------------                                      ------------------   |      ---------------
                          |                                                                  |
              |----------------------------------------------------------------|             |
         100% |           | 100%            | 100%           | 100%            |  95%        |
   --------------- ----------------  ---------------   -----------------  ----------------   |
   |FIRST SUPPLY | |   SECOND     |  |    XUBU     |   |    ZHUHAI     |  |  ZHONGWEI    |   |
   |   a PRC     | |   SUPPLY     |  |   a PRC     |   |   ZHONGWEI    |  |   TRADING    | 5%|
   |  company    | |a PRC company |  |  company    |   |a PRC company  |  |a PRC company |---
   --------------- ----------------  ---------------   -----------------  ----------------



         As of December 31, 2002, the Company's only active operations consisted of its supermarket business.


SUPERMARKET OPERATIONS

         The Company, through Zhuhai Zhongwei, has been engaged in retail supermarket operations since the fourth quarter of 1999. The supermarket which Zhuhai Zhongwei operates is located in Zhuhai City of Guangdong Province. The supermarket sells more than 10,000 consumer products to customers in the PRC.

         Zhuhai Zhongwei purchases consumer products, for resale, from numerous suppliers, and no single supplier accounted for more than 10% of total purchases of consumer products in 2001 and 2002. For the year ended December 31, 2002, Zhuhai Zhongwei had approximately 140 suppliers which supplied a wide variety of products, including fresh meat, fruits and grocery, sanitary products, canned drink and food, snacks, frozen food, fast food, cigarettes, phone cards, wine, etc. The value of total purchases of consumer products was approximately Rmb4.9 million (US$592,000) and RMB5.7 million (US$688,000) in 2001 and 2002, respectively. The top five suppliers accounted for approximately 18% and 23% of total purchases in 2001 and 2002, respectively. Zhuhai Zhongwei has not entered into any long-term purchase arrangement with any supplier. However, Zhuhai Zhongwei does not anticipate that it will incur difficulties in the sourcing of its products. All purchases were made locally in Renminbi on either a cash basis or open account basis payable within 7 to 30 days.

         Zhuhai Zhongwei targets the residents of Zhuhai City as its customers and, due to the nature of retail operations, no single customer accounted for more than 5% of total revenues from the sales of consumer products in 2001 and 2002. All sales from supermarket operations are paid in Renminbi, on a cash basis.

         The retailing business is not seasonal in nature, although a slightly higher proportion of sales are recorded during summer months when cold drinks and fresh fruits are in larger demand.

         Zhuhai Zhongwei faces severe competition in its supermarket operations. There are several large chain supermarkets in Zhuhai City, all of which operate in larger quarters and offer a greater choice of products. These supermarkets are generally able to offer competitive prices to their customers due to bulk purchases and economies of scale. Zhuhai Zhongwei also faces competition from convenience stores. As the supermarket operated by Zhuhai Zhongwei is located in an upscale residential area where the residents seek higher quality products and services, management believes that the competitive advantages of Zhuhai Zhongwei rest on its ability to source high quality products and provide superior service.

         As at December 31, 2002, Zhuhai Zhongwei had a total of 32 employees as follows:

         Accounting, administration and management                           6
         Purchasing and supplies                                            17
         Cashier                                                             4
         Others                                                              5
                                                                            --
                                                                            32
                                                                            ==

         Apart from the employees of Zhuhai Zhongwei, the Company and its other subsidiaries had a total of 23 employees as follows:

         Accounting, administration and management                          17
         Cashier                                                             1
         Others                                                              5
                                                                            --
                                                                            23
                                                                            ==

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


[Item 2]                          PROPERTIES

         The Company's administrative offices, supermarket and other facilities of HARC and its principal subsidiaries are located in Hong Kong, Hainan, Zhuhai and Shenzhen in the PRC.

         Pursuant to an office sharing agreement dated September 1, 2000, the Company's head office in Hong Kong is shared on an equal basis between the Company and Anka Consultants Limited, a private Hong Kong company which is owned by certain directors of the Company. The lease was for an initial term of 2 years from September 1, 2000 to August 31, 2002 and was renewed for an additional two years, which commenced September 1, 2002. The total area of the office is approximately 230 square meters. For the years ended December 31, 2001 and 2002, the Company paid rent and its share of rental expenses to Anka Consultants Limited amounting to HK$288,000 (US$37,000) and HK$268,000 (US$34,000), respectively. The office sharing agreement provides that the Company share certain costs and expenses in connection with its use of the office.

         On May 30, 2001, a rental agreement was entered into between HARC and Haikou Nanyang Building Co. Ltd., an unaffiliated third party, with respect to the rental of office space in Hainan with a total gross area of 138 square meters. The rental agreement was for a period of 1 year from June 4, 2001 to June 3, 2002 at a monthly rental of Rmb4,131 (US$499). The rental agreement was renewed for an additional year from June 4, 2002 to June 3, 2003 at a monthly rental of Rmb3,631 (US$439).

         The structure and building in which the Company operates its supermarket is owned by Zhuhai Zhongwei, the Company's wholly-owned subsidiary, with a total gross area of 720 square meters.

         HARC also maintains a branch office in Shenzhen with a total gross area of 708 square meters. The rental agreement is for a period of 8 years from December 1, 1999 to December 1, 2007 at an annual rental of Rmb509,540 (US$61,538).


[Item 3]                       LEGAL PROCEEDINGS

         There are no legal proceedings pending or threatened against the Company or any of its subsidiaries as of December 31, 2002.


[Item 4]                   SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS

         On November 12, 2002, the Company held its annual meeting of shareholders, at which a quorum of shares held of record on October 8, 2002 were present in person or represented by proxy, and the following proposals by the Board of Directors were approved by the holders of a majority of the outstanding shares of the Company:

         1. the election of Wan Ying Lin and Lo Kin Cheung to serve as Class III directors (Wan Ying Lin - 990,176 votes for, 41,433 abstentions; Lo Kin Cheung - 990,146 votes for, 41,433 abstentions); and

         2. the ratification of the appointment of Horwath Gelfond Hochstadt Pangburn, P.C. as the Company's independent accountants for the fiscal year ending December 31, 2002 (991,329 votes for, 39,557 votes against, 953 abstentions).


                                     PART II

[Item 5]              MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is quoted on the electronic inter-dealer quotation system operated by The Nasdaq Stock Market, Inc. ("The Nasdaq Stock Market"), a subsidiary of the National Association of Securities Dealers, Inc. ("NASD"), in the category of Small Cap Issues. Since August 7, 1995, the Company's Common Stock has traded on The Nasdaq Stock Market under the symbol "CHRB." Prior to such date, the Company's Common Stock was traded in the over-the-counter market on the OTC Bulletin Board operated by the NASD under the symbol "CEVL." Until August 7, 1995, there was only a limited trading market for the Company's Common Stock. The following table sets forth the high and low bid prices for the Company's Common Stock as reported by The Nasdaq Stock Market for each fiscal quarter of 2001 and 2002. The bid prices are inter-dealer prices, without retail markup, markdown or commission, and may not necessarily reflect actual transactions. All of the below quotations were obtained from Bloomberg Business News, and the quotations have been adjusted to give retroactive effect to the one-for-ten reverse stock split that was effective as of June 11, 1999:

                      Period                              High Bid             Low Bid
                      ------                              --------             -------

         2002 Fiscal Year, quarter ended:
                  March 31, 2002.....................       $2.80               $2.15
                  June 30, 2002......................        2.51                1.80
                  September 30, 2002.................        2.60                1.20
                  December 31, 2002..................        2.11                1.13
         2001 Fiscal Year, quarter ended:
                  March 31, 2001.....................       $3.84               $2.38
                  June 30, 2001......................        3.15                2.51
                  September 30, 2001.................        3.71                2.55
                  December 31, 2001..................        3.00                2.15

         On December 31, 2002, there were 1,940 holders of record of the Company's Common Stock.

         The Company has not paid any dividends with respect to its Common Stock and has no present plan to pay any dividends in the foreseeable future. The Company intends to retain its earnings to support the growth and expansion of its business.

         Any dividends paid in the future by the Company will be paid at the discretion of the Company's Board of Directors and will be dependent upon distributions, if any, made by HARC to Billion Luck. Applicable PRC law and HARC's Articles of Association (the "Articles") require that, before HARC, as a limited joint stock company, distributes profits to investors, it must (1) satisfy all taxes; (2) provide for all losses incurred in previous years; and
(3) allocate a specified percentage of remaining profits to each of the following: a surplus reserve (in the amount of 10% of such remaining profits), a collective welfare fund (in the amount of 10% of such remaining profits), and an incentive fund (in an amount between 5% and 10% of such remaining profits). The Articles provide that the foregoing may be adjusted by HARC'S board of directors based upon HARC's business performance and development needs, subject to the approval of HARC's shareholders. In addition to the foregoing, any future determination to pay a dividend to holders of shares of Common Stock will depend on the Company's results of operations, its financial condition and other factors deemed relevant by the Board of Directors. Since the acquisition of Billion Luck by the Company in December 1994, the Company has not received any distributions from any of its subsidiaries and has not made any distributions to its shareholders.


[Item 6]               MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes thereto, and other financial information included elsewhere herein. The financial statements of the Company are prepared in conformity with U.S. GAAP.

OVERVIEW

THE COMPANY

         The Company previously engaged in marketing and distribution of natural rubber and rubber products produced by the Hainan State Farms and non-state farms in the PRC, procurement of production materials and supplies, including chemicals, farm equipment and machinery, automobiles and other commodities for use primarily by the Hainan State Farms and other unaffiliated customers, and trading in natural rubber commodity futures contracts. During the period from the fourth quarter of 1999 into the second quarter of 2001, the Company entered into a series of unrelated transactions and, as a result, disposed of certain prior business opportunity investments and acquired others. During the fourth quarter of 1999, the Company commenced operations of its supermarket, through Zhuhai Zhongwei. Effective January 1, 2000, the assets, liabilities and staff relating to the Company's natural rubber distribution business and its procurement of materials and supply business were transferred to the Farming Bureau. During the first quarter of 2000, the Company commenced processed timber operations, and, in April 2001, due to factors including management's evaluation of market conditions, ceased such operations by disposing of its 58% interest in Hainan Weilin to the Farming Bureau. In April 2001, the Company, through its nominees, acquired the 39% minority interest in HARC from the Farming Bureau, resulting in HARC becoming an indirect wholly-owned subsidiary of the Company. In light of the foregoing transactions, operating results of prior years should not be viewed as being indicative of operating results that may be expected in future years. The Company is actively seeking other business opportunities to enhance shareholder values.

         The statements under "Results of Operations" and "Liquidity and Capital Resources" relate to the operations and financial condition of the Company and its direct and indirect subsidiaries.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

SALES AND GROSS PROFIT- NATURAL RUBBER/COPPER

         Notwithstanding the cessation of natural rubber operations in early 2000, from time-to-time the Company trades natural rubber, based upon management's evaluation of market conditions. The Company had sales of Rmb4,093,000 (US$494,000) and gross loss of Rmb157,000 (US$19,000) on natural rubber operations in 2001. As a result of a decline in the natural rubber market in the second half of 2001, the Company sold all of its rubber inventories in late 2001, and a loss was recorded. In 2002, the Company occasionally traded copper. Sales and gross profit amounted to RMB1,948,000 (US$235,000) and RMB3,000 (US$362), respectively.

SALES AND GROSS PROFIT - SUPERMARKET OPERATIONS

         Net sales from supermarket operations increased by 20.4% from Rmb5,999,000 (US$725,000) for the year ended December 31, 2001 to Rmb7,222,000
(US$872,000) for the year ended December 31, 2002. For the year ended December 31, 2001, supermarket operations had gross profit and gross profit margin of Rmb417,000 (US$50,000) and 7.0%, respectively. For the year ended December 31, 2002 supermarket operations had gross profit and gross profit margin of Rmb663,000 (US$80,000) and 9.2%, respectively. The increase in net sales was due to increased sales volume resulting from the successful marketing efforts of the Company and its ability to retain its customers. The increase in gross profit margin was due to the Company's ability to source less expensive products during the year.

AMORTIZATION

         Amortization expense for 2001 represented amortization of website technology, acquired on June 30, 2000, which was being amortized on the straight-line basis over two years. The Company wrote off the acquired website technology in 2001.

VALUATION ALLOWANCES

         Valuation allowances included the impairment loss on the Company's investment in Hainan Sundiro Motorcycle Co. Ltd. amounting to Rmb46,615,000 (US$5,630,000), and the write off of VAT receivable of Rmb1,563,000 (US$189,000).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses decreased by Rmb4,055,000 (US$490,000) or 26.6% to Rmb11,164,000 (US$1,348,000) in 2002 from Rmb15,219,000
(US$1,838,000) in 2001. The decrease was mainly due to reduced salary and rental expenses in HARC resulting from a relocation to a smaller office in mid-2001 and a related reduction of headcounts, as well as a reduction in the Company's legal and professional fees.

FINANCIAL INCOME, NET

         Net financial income decreased from Rmb1,318,000 (US$159,000) in 2001 to Rmb670,000 (US$81,000) in 2002. The decrease was mainly attributable to the decrease in interest income earned of Rmb867,000 (US$105,000) in 2002 as a result of the decrease in short term loans granted to unaffiliated third parties. The decrease was partly offset by a margin loan interest expenses of Rmb229,000 (US$28,000) in 2001.

OTHER INCOME/(EXPENSES), NET

         Net other income in 2001 mainly consisted of a net gain on trading of marketable securities of Rmb7,055,000 (US$852,000) and a premium earned on written call option of Rmb3,182,000 (US$384,000), which was partly offset by the write off of acquired website technology of Rmb2,936,000 (US$355,000). Net other expenses in 2002 mainly represented the net loss on trading of marketable securities of Rmb1,622,000 (US$196,000).

INCOME TAXES

         It is management's current intention to reinvest all income attributable to the Company earned by its operations outside the US. Accordingly, no US federal and state income taxes have been provided in these consolidated financial statements.

         Income taxes consist of PRC federal income tax computed at 15% on assessable income for foreign investment enterprises operating in Zhuhai.


CRITICAL ACCOUNTING POLICIES

         Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and assumptions. We believe that the following are some of the more significant judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

IMPAIRMENT OF INTANGIBLE ASSETS

         Whenever events or changes in circumstances indicate that the carrying values of our intangible assets may be impaired, management performs an analysis to determine the recoverability of the asset's carrying value. Intangible assets consisted of acquired website technology which was amortized on the straight-line basis over two years. Management's analysis indicated that the carrying value of the acquired website technology was not recoverable from future cash flows. The Company therefore wrote off the balance of unamortized acquired website technology of Rmb2,936,000 (US$355,000) as of December 31, 2001, the effects of which are reflected on the statements of operations.

INVESTMENTS

         Equity investments, not being a subsidiary and which do not have a readily determinable fair value, are accounted for by the cost method. The Company periodically reviews investments for any permanent impairment based on market prices, earning trends, dividend payment, assets quality and the long-term prospect of the investment. The Company will make a provision if permanent impairment of the investment is determined.

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

REVENUE RECOGNITION

         Revenue from product sales is recognized at the point of sale for retail sales and upon the delivery of goods for other sales, when all performance obligations have been completed and there is reasonably assured collectibility. Dividend income is recognized upon the establishment of the right to receive such payment.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's and its subsidiaries' primary liquidity needs are to fund inventories and operating expenses, and to expand business operations. The Company has financed its working capital requirements through internally generated cash.

         Net cash provided by/(used in) operating activities was Rmb11,559,000 (US$1,396,000) and (Rmb4,313,000) (US$522,000) in fiscal 2001 and 2002, respectively. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in operating assets and liabilities.

         The Company had a working capital surplus of approximately Rmb6,864,000 (US$829,000) as of December 31, 2002, compared to that of approximately of Rmb18,000,000 (US$2,174,000) as of December 31, 2001. The decrease was mainly due to the loss incurred by the Company during the year. Net cash provided by investing activities in 2002 is mainly attributable to repayment of a short term loan from a third party.

         Net cash provided by/(used in) financing activities was Rmb11,298,000 (US$1,364,000) and (Rmb11,298,000) (US$1,364,000) in fiscal 2001 and 2002, respectively. Net cash flows from the Company's financing activities are attributable to repayment of advances to a former vice president.

         Except as disclosed above, there have been no significant changes in the financial condition and liquidity during the year. The Company believes that internally generated funds will be sufficient to satisfy its anticipated working capital needs for at least the next 12 months.


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

o The PRC does not have a comprehensive system of laws and enforcement of existing laws may be uncertain and sporadic, and the implementation and interpretation thereof inconsistent. Even where adequate law exists in the PRC, it may be difficult to obtain swift and equitable enforcement of such law, or to obtain enforcement of a judgment by a court of another jurisdiction. Decided legal cases are without binding legal effect, although judges are often guided by prior decisions. The interpretation of PRC laws may be subject to policy changes reflecting domestic political changes, and new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors.

o All of the Company's sales and purchases are made domestically and are denominated in Renminbi. Accordingly, the Company and its subsidiaries do not have material market risk with respect to currency fluctuation. As the reporting currency of the Company's consolidated financial statements is also Renminbi, there is no significant translation difference arising on consolidation. However, the Company may suffer an exchange loss when it converts Renminbi to other currencies, such as Hong Kong dollars or United States dollars.

o The Company's interest income is sensitive to changes in the general level of Renminbi and Hong Kong dollars interest rates. In this regard, changes in interest rates affect the interest earned on the Company's cash equivalents. As of December 31, 2002, the Company's cash equivalents are mainly Renminbi and Hong Kong Dollar deposits with financial institutions, bearing market interest rates without fixed term.

o While we are a Nevada corporation, our officers and directors are non-residents of the United States, our assets are located in the PRC and our operations are conducted in the PRC; therefore, it may not be possible to effect service of process on such persons in the United States, and it may be difficult to enforce any judgments rendered against us or them.

GENERAL RISKS OF OPERATIONS

o We have discontinued many of our operations and we are currently dependent upon the success of one line of business - our supermarket operations; and while our supermarket operations generate operating revenues, those revenues are not sufficient to offset expenses, resulting in continued losses from operations.

o Unless we are able to reduce expenses, increase our profit margins and/or acquire profitable operations, we will likely continue to incur losses and investors in our shares may be unable to recoup their investment.

o We intend to investigate and evaluate potential investment opportunities, including acquisition candidates; however, we may be unable to acquire business operations that prove to be profitable; we will continue to incur administrative and professional expenses in connection with our evaluation and acquisition of business operations, without corresponding revenues from those operations prior to acquisition.

o As of December 31, 2002, the Company had short-term investments in marketable securities in the Hong Kong stock market and Nasdaq market with a total market value of Rmb1,185,000 (US$143,000). These investments expose the Company to market risks that may cause the future value of these investments to be lower than the original cost of such investments at the time of purchase.

o The market for our Common Stock is not active and the limited trading volume in our shares could result in substantial market volatility in the price for our shares.

o Our supermarket operations face competition from larger, more capitalized companies than ours and we may be unable to compete successfully.

o We do not intend to pay dividends for the foreseeable future - we intend to reinvest earnings from operations, if any, back into our operations. The payment of dividends is subject to numerous restrictions imposed under PRC law and under the Articles of Association of HARC, a wholly-owned subsidiary.

[Item 7]                      FINANCIAL STATEMENTS

         The Company's Consolidated Financial Statements for the fiscal years ended December 31, 2001 and 2002 are included herewith as Appendix A and incorporated herein by reference.


[Item 8]          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         At a meeting on April 30, 2002, the Board of Directors of the Company approved the engagement of Horwath Gelfond Hochstadt Pangburn, P.C. as independent auditors of the Company for the fiscal year ended December 31, 2002, to replace the firm of Ernst & Young ("E&Y"), who were dismissed as the Company's auditors effective April 30, 2002.

         The reports of E&Y on the Company's financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

         In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 2001, and in subsequent interim period, there were no disagreements with E&Y on any matters of accounting principles or practices, financial statements disclosure, or audition scope and procedures which, if not resolved to the satisfaction of E&Y would have caused E&Y to make reference to the subject matter in their report.


                                    PART III


[Item 9]       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the current directors and executive officers of the Company as of March 31, 2003, and their ages and positions with the Company:

                                       Age                         Position
                                       ---                         --------

Ching Lung Po                          56              Chairman of the Board of Directors, President and Chief Executive
                                                       Officer

Tam Cheuk Ho                           40              Director and Chief Financial Officer

Wong Wah On                            39              Director, Secretary and Financial Controller

Lam Kwan Sing                          33              Director

Ng Kin Sing                            40              Director

Lo Kin Cheung                          38              Director

         Mr. Ching Lung Po has been a director of the Company since February 4, 1998. He was appointed Chairman of the Board of Directors on January 25, 1999, Chief Executive Officer and President of the Company on February 1, 1999 and June 1, 1999, respectively. Mr. Ching has also been the Chairman of the Board of Directors and President of OVM International Holding Corp. (OTC Bulletin Board:
OVMI), which is included on the OTC Bulletin Board operated by the Nasdaq, since September 1996. Mr. Ching has been involved for more than 20 years in the management of production and technology for industrial enterprises in PRC. He worked in Heilongjiang Suihua Electronic Factory as an engineer from 1969 to 1976 and was the Head of the Heilongjiang Suihua Industrial Science & Technology Research Institute from 1975 to 1976. Mr. Ching joined the Heilongjiang Qingan Factory in 1976 and has been the General Manager since 1976. In 1988, Mr. Ching started his own business and established the Shenzhen Hongda Science & Technology Company Limited in Shenzhen, which manufactures electronic products. Mr. Ching graduated from the Harbin Military and Engineering Institute and holds the title of Senior Engineer.

         Mr. Tam Cheuk Ho has been a director and the Chief Financial Officer of the Company since December 2, 1994. Prior to joining the Company, from July 1984 through January 1992, he worked as Audit Manager at Ernst & Young, Hong Kong, and from February 1992 through September 1992, as Financial Controller at Tack Hsin Holdings Limited, a listed company in Hong Kong, where he was responsible for accounting and financial functions. From October 1992, through December, 1994, Mr. Tam was Finance Director of Hong Wah (Holdings) Limited. He is a fellow of both the Hong Kong Society of Accountants and the Chartered Association of Certified Accountants. He is also a certified public accountant in Hong Kong. He holds a Bachelor's degree in Business Administration from the Chinese University of Hong Kong. Mr. Tam is also a director of Anka Capital Limited, a privately-held corporation, through which he is a principal shareholder of the Company.

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

         Mr. Lam Kwan Sing has been a director of the Company since March 20, 2003, and also serves as a member of the Audit Committee. From 2002 to present, Mr. Lam has been the executive director of Pacific Challenge Holdings Limited, a Hong Kong listed company, where he is responsible for the overall corporate finance and accounting operations. From 2000 to 2002, Mr. Lam was the business development manager of China Development Corporation Limited, a Hong Kong listed company. From 1997 to 2000, he was the business development manager of Chung Hwa Development Holdings Limited, a Hong Kong listed company. From 1995 to 1997, Mr. Lam was the assistant manager (Intermediaries supervision) of Hong Kong Securities and Futures Commission. Mr. Lam holds a Bachelor's degree in Accountancy from the City University of Hong Kong.

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

         At the annual meeting of shareholders on November 12, 2002, Messrs. Wan Ying Lin and Lo Kin Cheung were elected to serve as Class III Directors until the annual meeting to be held in 2005 and until their successors have been duly elected and qualified. Messrs. Ching Lung Po and Ng Kin Sing serve in Class II until the annual meeting to be held in 2004 and until their successors have been duly elected and qualified; and Messrs. Tam Cheuk Ho and Wong Wah On serve in Class I until the annual meeting to be held in 2003 and until their successors have been duly elected and qualified. Mr. Wan Ying Lin resigned as a director of the Company effective March 1, 2003. Mr. Lam Kwan Sing was appointed to serve as Class III Director to fill the vacant position created by the resignation of Mr. Wan on March 20, 2003.

         The officers of the Company are elected annually at the first Board of Directors meeting following the annual meeting of shareholders, and hold office until their respective successors are duly elected and qualified, unless sooner displaced.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3, 4 and 5 furnished to the Company for the fiscal year ended December 31, 2002, no person subject to Section 16(a) of the Exchange Act based upon their relationship to the Company failed to timely file any of the foregoing reports.


[Item 10]                 EXECUTIVE COMPENSATION

                                             SUMMARY COMPENSATION TABLE



                                                   Annual Compensation              Long Term
                                                                                  Compensation
                                          ------------------------------------- -----------------

                                                                     Other         Securities
                                                                    Annual         Underlying         All Other
                                           Salary     Bonus      Compensation        Options        Compensation
Name and Principal Position       Year      (US$)     (US$)          (US$)             (1)              (US$)
-------------------------------- -------- --------- ---------- ---------------- ----------------- -----------------

Ching Lung Po, President and      2002    133,333      -0-           -0-             40,000             -0-
Chief Executive Officer           2001    276,923      -0-           -0-             40,000             -0-
                                  2000    276,923      -0-           -0-              -0-               -0-


Tam Cheuk Ho, Director and        2002    230,769      -0-           -0-             40,000             -0-
Chief Financial Officer           2001    230,769      -0-           -0-             40,000             -0-
                                  2000    230,769      -0-           -0-               60               -0-


Wong Wah On, Director,            2002    153,846      -0-           -0-             40,000             -0-
Secretary and Financial           2001    153,846      -0-           -0-             40,000             -0-
Controller                        2000    153,846      -0-           -0-               60               -0-
================================ ======== ========= ========== ================ ================= =================

(1) As of December 31, 2002, none of the stock options held by Mr. Ching, Mr.Tam and Mr. Wong were exercisable. None of such options was "in-the-money" at such date, as the fair market value (as defined in the Company stock option plan) of the common stock on December 31, 2002, was US$1.58 per share.

         On February 1, 1999, the Company entered into a Service Agreement with Ching Lung Po. In accordance with the terms of the Service Agreement, Mr. Ching has been employed by the Company as Chief Executive Officer and to perform such duties as the Board of Directors shall from time to time determine. Mr. Ching shall receive a base salary of HK$2,160,000 (US$276,923) annually. The Employment Agreement has a term of two years and shall be automatically renewed unless earlier terminated as provided therein. On June 1, 2002, the Company entered into a Supplemental Service Agreement with Ching Lung Po, reducing his base salary to HK$240,000 (US$30,769) per annum with all other terms of the Service Agreement remaining in full force and effect.

         On February 1, 1999, the Company entered into an Employment Agreement with Tam Cheuk Ho. In accordance with the terms of the Employment Agreement, Mr. Tam has been employed by the Company as the Chief Financial Officer and to perform such duties as the Board of Directors shall from time to time determine. Mr. Tam shall receive a base salary of HK$1,800,000 (US$230,769) annually, which base salary shall be adjusted on each anniversary of the Employment Agreement to reflect a change in the applicable consumer price index or such greater amount as the Company's Board of Directors may determine. The initial two year term of Employment Agreement has expired, and the term of the Agreement continues to automatically renew each year, until terminated as provided therein.

         On February 1, 1999, the Company entered into an Employment Agreement with Wong Wah On. In accordance with the terms of the Employment Agreement, Mr. Wong has been employed by the Company as the Financial Controller and Corporate Secretary and to perform such duties as the Board of Directors shall from time to time determine. Mr. Wong shall receive a base salary of HK$1,200,000 (US$153,846) annually, which base salary shall be adjusted on each anniversary of the Employment Agreement to reflect a change in the applicable consumer price index or such greater amount as the Company's Board of Directors may determine. The initial two year term of the Employment Agreement has expired, and the Agreement continues to automatically renew each year, until terminated as provided therein.

         The Company has no other employment contracts with any of its officers or directors and maintains no retirement, fringe benefit or similar plans for the benefit of its officers or directors. The Company may, however, enter into employment contracts with its officers and key employees, adopt various benefit plans and begin paying compensation to its officers and directors as it deems appropriate to attract and retain the services of such persons.

         The Company does not pay fees to directors for their attendance at meetings of the Board of Directors or of committees; however, the Company may adopt a policy of making such payments in the future. The Company will reimburse out-of-pocket expenses incurred by directors in attending Board and committee meetings. During the fiscal year ended December 31, 2002, no long-term incentive plans or pension plans were in effect with respect to any of the Company's officers, directors or employees.

[Item 11]          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

BENEFICIAL OWNERS OF MORE THAN 5%
OF THE COMPANY'S COMMON STOCK

         The following table sets forth, to the knowledge of management, each person or entity who is the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock and Series B Preferred Stock outstanding as of March 31, 2003 the number of shares owned by each such person and the percentage of the outstanding shares and vote represented thereby. Each share of Common Stock and each share of Series B Preferred Stock receives one vote per share on each matter voted upon by shareholders. The table is based upon 837,823 shares of Common Stock and 320,000 shares of Series B Preferred Stock being issued and outstanding as of March 31, 2003.

                                                         Amount and
         Name and Address                                 Nature of                    Percent of            Percent of
        of Beneficial Owner                       Beneficial Ownership (1)               Class                  Vote
        -------------------                       ------------------------               -----                  ----

Winsland Capital Limited                          33,480 Common Stock                     4.0%                  30.5%
TrustNet Chambers                                 320,000 Series B Preferred              100%
P.O. Box 3444, Road Town
Tortola, British Virgin Islands

Worlder International Company                     48,600 Common Stock                     5.8%                   4.2%
 Limited (2)
21/F., Great Eagle Centre
No. 23 Harbour Road
Hong Kong

Anka Capital Limited                              244,897 Common Stock                    29.2%                 21.2%
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


SHARE OWNERSHIP OF OFFICERS AND DIRECTORS

         The following table sets forth certain information with respect to the beneficial ownership and voting power of Common Stock and Series B Preferred Stock as of March 31, 2003, by (i) each director of the Company, (ii) each executive officer of the Company named in the summary compensation table, and
(iii) all directors and executive officers of the Company as a group. All information with respect to beneficial ownership has been furnished by the respective director or executive officer (in the case of shares beneficially owned by each of them). Unless otherwise indicated in a footnote, each stockholder possesses sole voting and investment power with respect to the shares indicated as beneficially owned. Each share of Common Stock and each share of Series B Preferred Stock receives one vote per share on each matter voted upon by shareholders. The table is based upon 837,823 shares of Common Stock and 320,000 shares of Series B Preferred Stock being issued and outstanding as of March 31, 2003.

                                                      Amount and
              Name of                                  Nature of                    Percent of              Percent of
         Beneficial Owner                      Beneficial Ownership (1)                Class                   Vote
         ----------------                      ------------------------                -----                   ----

         Ching Lung Po                          73,480 Common Stock (2)                 8.4%                   32.9%
                                               320,000 Series B Preferred               100%

         Tam Cheuk Ho                          284,897 Common Stock (3)                32.5%                   23.8%

         Wong Wah On                           289,217 Common Stock (4)                33.0%                   24.2%

         Lam Kwan Sing                            -0-                                   N/A                     N/A

         Ng Kin Sing                              -0-                                   N/A                     N/A

         Lo Kin Cheung                            -0-                                   N/A                     N/A

         All executive officers                402,697 Common Stock                    42.0%                   56.6%
         and directors as a group              320,000 Series B Preferred            100.00%
         (of 6 persons)

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

         As of June 15, 2001, the board of directors adopted the recommendations of a committee of disinterested persons appointed by the board of directors in accordance with the terms of the Plan and granted stock options to purchase shares of the Company's Common Stock to the following officers, directors and employees:

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

         As of December 31, 2002, options to purchase 163,000 shares of Common Stock were granted. During the fiscal year ended December 31, 2002, no holder of stock options exercised such options and all stock options granted prior to June 15, 2001 had either expired, lapsed due to termination of employment or had been cancelled by mutual consent.


[Item 12]         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

         On April 27, 2001, HARC disposed of its 12.64% equity interest in Xilian Mill to the Farming Bureau for consideration of Rmb5 million (US$603,865) pursuant to an Agreement for the Sale and Purchase of Shares in Xilian Timber Mill.

         On July 15, 1994, the Farming Bureau and HARC entered into a Rental Agreement for the rental of 532 square meters of a building located in Haikou City, PRC, in which HARC's corporate headquarters are located. Such rental agreement is for a period of 10 years at an annual rental of Rmb170,240 (US$20,560) payable in equal semi-annual installments. On July 1, 2001, pursuant to mutual agreement, both parties agreed to terminate the rental agreement. For each of the two years ended December 31, 2001 and 2002, HARC paid rental of Rmb85,000 (US$10,266 ) and nil, respectively, to Farming Bureau.

         On September 1, 2000, the Company and Anka Consultants Limited, a private Hong Kong company which is owned by certain directors of the Company, entered into an office sharing agreement, from which the Company's head office in Hong Kong is shared on an equal basis between the two parties. The lease was for a period of 2 years from September 1, 2000 to August 31, 2002 and was renewed for another two years from September 1, 2002. The office sharing agreement also provides that the Company shall share certain costs and expenses in connection with its use of the office. For the years ended December 31, 2001 and 2002, the Company paid rental expenses to Anka Consultants Limited amounted to HK$288,000 (US$37,000) and HK$268,000 (US$34,000), respectively.

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

                                     PART IV

[Item 13]               EXHIBITS AND REPORTS ON FORM 8-K


         The following financial statements are filed as a part of this Form 10-KSB in Appendix A hereto:


                  Independent auditors' reports, together with consolidated financial statements for the Company and subsidiaries, including:

                  a. Consolidated statements of operations for the years ended December 31, 2001 and 2002

                  b.       Consolidated balance sheet as of December 31, 2002

                  c. Consolidated statements of shareholders' equity for the years ended December 31, 2001 and 2002

                  d. Consolidated statements of cash flows for the years ended December 31, 2001 and 2002

                  e.       Notes to consolidated financial statements.

         The information required in Schedule 11 valuation and qualifying accounts is included in the notes to the consolidated financial statements on page F-7. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.


         The following Exhibits are filed as part of this Form 10-KSB:

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

       10.1 China Resources Development, Inc., 1995 Stock Option Plan, adopted as of March 31, 1995 (Filed as Exhibit 10.18 to Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 1995, and the Current Report on Form 8-K dated June 19, 1995, and incorporated herein by reference.)

       10.2 China Resources Development, Inc., Amended and Restated 1995 Stock Option Plan, as amended on December 30, 1996 (Filed as
                  Exhibit 10.34 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996, and incorporated herein by reference.)

       10.3 Employment Agreement between the Company and Tam Cheuk Ho, dated February 1, 1999 (Filed as Exhibit 10.43 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.)

       10.4 Employment Agreement between the Company and Wong Wah On, dated February 1, 1999 (Filed as Exhibit 10.44 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.)

       10.5 Service Agreement between the Company and Ching Lung Po, dated February 1, 1999 (Filed as Exhibit 10.45 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.)

       10.6 Agreement for the Sale and Purchase of Shares in HARC by and between the Farming Bureau and Shenzhen Shenhua Investment Co. Ltd. dated April 17, 2001 (Certified English translation of original Chinese version filed as Exhibit 10.27 to Current Report on Form 8-K filed May 17, 2001, and incorporated herein by reference.)

       10.7 Agreement for the Sale and Purchase of Shares in HARC by and between the Farming Bureau and Shenzhen Fengsun Development Co. Ltd. dated April 17, 2001 (Certified English translation of original Chinese version filed as Exhibit 10.28 to Current Report on Form 8-K filed May 17, 2001, and incorporated herein by reference.)

       10.8 Agreement for the Sale and Purchase of Shares in HARC by and between the Farming Bureau and Hainan Zhongwei Trading Co. Ltd. dated April 17, 2001 (Certified English translation of original Chinese version filed as Exhibit 10.29 to Current Report on Form 8-K filed May 17, 2001, and incorporated herein by reference.)

       10.9 Agreement for the Sale and Purchase of Shares in HARC by and between the Farming Bureau and Shenzhen Chaopeng Investment Co. Ltd. dated April 17, 2001 (Certified English translation of original Chinese version filed as Exhibit 10.30 to Current Report on Form 8-K filed May 17, 2001, and incorporated herein by reference.)

       10.10 Agreement for the Sale and Purchase of Shares in HARC by and between the Farming Bureau and Shenzhen Feishang Development Co. Ltd. dated April 17, 2001 (Certified English translation of original Chinese version filed as Exhibit 10.31 to Current Report on Form 8-K filed May 17, 2001, and incorporated herein by reference.)

       10.11 Form of Declaration of Trust (Certified English translation of original Chinese version filed as Exhibit 10.32 to Current Report on Form 8-K filed May 17, 2001, and incorporated herein by reference.)

       10.12 Agreement for the Sale and Purchase of Shares in Xilian Timber Mill by and between HARC and the Farming Bureau dated April 17, 2001 (Certified English translation of original Chinese version filed as Exhibit 10.33 to Current Report on Form 8-K filed May 17, 2001, and incorporated herein by reference.)

       10.13 Agreement for the Sale and Purchase of Shares in Hainan Weilin by and between HARC and the Farming Bureau dated April 17, 2001 (Certified English translation of original Chinese version filed as Exhibit 10.34 to Current Report on Form 8-K filed May 17, 2001, and incorporated herein by reference.)

       10.14 Agreement for the Sale and Purchase of Shares in Hainan Sundiro Motorcycle Co. Ltd. by and between HARC and the Farming Bureau dated April 17, 2001 (Certified English translation of original Chinese version filed as Exhibit 10.35 to Current Report on Form 8-K filed May 17, 2001, and incorporated herein by reference.)

       11.3 Computation of Earnings Per Share for Fiscal Year ended December 31, 2002 (Contained in Financial Statements filed herewith.)

       21         Subsidiaries of the Registrant (Filed herewith.)

       99.1       Certification of Chief Executive Officer (Filed herewith.)

       99.2       Certification of Chief Financial Officer (Filed herewith.)

         During the last quarter of the fiscal year ended December 31, 2002, the Company filed no reports on Form 8-K.



[Item 14]               CONTROLS AND PROCEDURES

         (a)  Evaluation of Disclosure Controls and Procedures

         Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

         (b)  Changes in Internal Controls

         There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CHINA RESOURCES DEVELOPMENT, INC.



                                         By: /s/ Ching Lung Po
                                             ------------------------
                                             Ching Lung Po, President

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


                  Signature                                     Title                              Date
                  ---------                                     -----                              ----

/s/ Ching Lung Po                                   President, Chairman of the                 April 15, 2003
---------------------------                         Board of Directors, Chief
Ching Lung Po                                       Executive Officer



/s/ Tam Cheuk Ho                                    Chief Financial Officer/                   April 15, 2003
---------------------------                         Director
Tam Cheuk Ho


/s/ Wong Wah On                                     Financial Controller/                      April 15, 2003
---------------------------                         Director/Secretary
Wong Wah On


/s/ Lam Kwan Sing                                   Director                                   April 15, 2003
---------------------------
Lam Kwan Sing


/s/ Ng Kin Sing                                     Director                                   April 15, 2003
---------------------------
Ng Kin Sing


/s/ Lo Kin Cheung                                   Director                                   April 15, 2003
---------------------------
Lo Kin Cheung

                     CERTIFICATE OF CHIEF EXECUTIVE OFFICER


I, Ching Lung Po, Chief Executive Officer of China Resources Development, Inc. ("Registrant"), certify that:


         1. I have reviewed this annual report on Form 10-KSB of China Resources Development, Inc. ("Registrant");


         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and


         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report; and


         4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


                  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


         5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):


                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


         6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there are significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: April 15, 2003                              /s/ Ching Lung Po
                                                 -------------------------------

                                                 Name:  Ching Lung Po

                                                 Title:  Chief Executive Officer

                     CERTIFICATE OF CHIEF FINANCIAL OFFICER


I, Tam Cheuk Ho, Chief Financial Officer of China Resources Development, Inc. ("Registrant"), certify that:


         1. I have reviewed this annual report on Form 10-KSB of China Resources Development, Inc. ("Registrant");


         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and


         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report; and


         4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


                  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


         5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):


                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


         6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there are significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date: April 15, 2003                              /s/ Tam Cheuk Ho
                                                 -------------------------------

                                                 Name:  Tam Cheuk Ho

                                                 Title:  Chief Financial Officer

                                   Appendix A

                       CHINA RESOURCES DEVELOPMENT, INC.

                       Consolidated Financial Statements

                     Years ended December 31, 2001 and 2002

CHINA RESOURCES DEVELOPMENT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       Pages

Reports of independent auditors                                     F-2 - F-3

Consolidated statements of operations                                  F-4

Consolidated balance sheet                                          F-5 - F-6

Consolidated statements of shareholders' equity                        F-7

Consolidated statements of cash flows                                  F-8

Notes to consolidated financial statements                          F-9 - F-27

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

China Resources Development, Inc.


We have audited the accompanying consolidated balance sheet of China Resources Development, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Resources Development, Inc. and subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Horwath Gelfond Hochstadt Pangburn, P.C.
Denver, Colorado

March 14, 2003

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

China Resources Development, Inc.


We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations of China Resources Development, Inc. and subsidiaries and their cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




Ernst & Young
Hong Kong
March 28, 2002

CHINA RESOURCES DEVELOPMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2001 and 2002

(Amounts in thousands, except share and per share data)

                                                                    Year ended December 31,
                                                         Notes     2001       2002      2002
                                                                   RMB        RMB        US$

NET SALES                                                         10,092      9,170      1,107

COST OF SALES                                                     (9,832)    (8,504)    (1,027)
                                                                 -------    -------     ------

GROSS PROFIT                                                         260        666         80

DEPRECIATION                                                        (815)      (842)      (101)

AMORTIZATION                                                      (6,628)        --         --

VALUATION ALLOWANCE                                        21         --    (48,178)    (5,818)

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES, including
     expenses incurred to related parties of RMB391
     and RMB285 in 2001 and 2002, respectively                   (15,219)   (11,164)    (1,348)

FINANCIAL INCOME, NET                                       4      1,318        669         81

LOSS ON DISPOSITION OF ASSETS                               3    (16,001)        --         --

OTHER INCOME/(EXPENSE), NET                                 5      7,346     (1,333)      (161)
                                                                 -------    -------     ------

LOSS FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                           (29,739)   (60,182)    (7,267)

INCOME TAXES                                                6     (1,579)       (50)        (6)
                                                                 -------    -------     ------

LOSS FROM CONTINUING OPERATIONS
   BEFORE MINORITY INTERESTS                                     (31,318)   (60,232)    (7,273)

MINORITY INTERESTS                                                 1,198         --         --
                                                                 -------    -------     ------


LOSS FROM CONTINUING OPERATIONS                                  (30,120)   (60,232)    (7,273)

DISCONTINUED OPERATIONS
   Loss on continuing operations of
     discontinued timber segment                                     (24)        --         --
                                                                 -------    -------     ------


NET LOSS                                                         (30,144)   (60,232)    (7,273)
                                                                 =======    =======     ======

LOSS PER SHARE:
Basic and diluted
   Continuing operations                                          (35.95)    (71.89)     (8.68)
   Discontinued operations                                         (0.03)        --         --
                                                                 -------    -------     ------

                                                                  (35.98)    (71.89)     (8.68)
                                                                 =======    =======     ======

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RESOURCES DEVELOPMENT, INC.

CONSOLIDATED BALANCE SHEET

December 31, 2002

(Amounts in thousands, except share and per share data)

                                                        Notes         RMB            US$
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                             4,082            493
Trading securities                                        7           1,185            143
Inventories                                                             649             78
Other receivables, deposits and prepayments                           6,916            835
Short term loans receivable                               8           3,498            423
Amounts due from employees                               14             190             23
                                                                   --------        -------

TOTAL CURRENT ASSETS                                                 16,520          1,995
                                                                   --------        -------

PROPERTY AND EQUIPMENT                                    9           6,468            781

INVESTMENTS                                              10          63,000          7,609

VALUE-ADDED TAX RECEIVABLE                                            3,124            377
                                                                   --------        -------

TOTAL ASSETS                                                         89,112         10,762
                                                                   ========        =======

                                  (Continued)

CHINA RESOURCES DEVELOPMENT, INC.

December 31, 2002

(Amounts in thousands, except share and per share data)

                                                        Notes         RMB            US$
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                        256             31
Other payables and accrued liabilities                   11           8,984          1,006
Income taxes payable                                      6              50             85
Amounts due to related companies                         14             366             44
                                                                   --------        -------

TOTAL CURRENT LIABILITIES                                             9,656          1,166
                                                                   --------        -------

COMMITMENTS                                              19

SHAREHOLDERS' EQUITY
Preferred stock, authorized -
   10,000,000 shares:
     Series B preferred stock, US$0.001 par value:       13
       Authorized - 320,000 shares

       Issued and outstanding - 320,000 shares                            3              1
Common stock, US$0.001 par value:
   Authorized - 200,000,000 shares

   Issued and outstanding - 837,797 shares                                7              1
Additional paid-in capital                                          169,052         20,417
Reserves                                                 18          28,028          3,385
Accumulated deficit                                                (117,792)       (14,227)
                                                                   --------        -------
Accumulated other comprehensive income                                  158             19
                                                                   --------        -------

TOTAL SHAREHOLDERS' EQUITY                                           79,456          9,596
                                                                   --------        -------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                                              89,112         10,762
                                                                   ========        =======

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RESOURCES DEVELOPMENT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years ended December 31, 2001 and 2002

(Amounts in thousands, except share and per share data)

                                                                                              Accumulated
                                 Series B             Additional                                    other
                                Preferred     Common     paid-in              Accumulated   comprehensive
                                    stock      stock     capital   Reserves       deficit          income      Total
                                ------------------------------------------------------------------------------------
                                      RMB        RMB         RMB        RMB           RMB             RMB        RMB
                                                                   (note 18)
Balance at January 1, 2001              3          7     169,052     28,028       (27,416)             18    169,692

Net loss                                                                          (30,144)                   (30,144)
Currency translation
    adjustments                                                                                        33         33
                                                                                                             -------
Comprehensive loss                                                                                           (30,111)
                                        -          -     -------     ------      --------             ---    -------

Balance at December 31, 2001            3          7     169,052     28,028       (57,560)             51    139,581

Net loss                                                                          (60,232)                   (60,232)
Currency translation
    adjustments                                                                                       107        107
                                                                                                             -------
Comprehensive loss                                                                                           (60,125)
                                        -          -     -------     ------      --------             ---    -------

Balance at December 31, 2002            3          7     169,052     28,028      (117,792)            158     79,456
                                        =          =     =======     ======      ========             ===    =======

The accompanying notes are an integral part of these consolidated financial statements.

CHINA RESOURCES DEVELOPMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2001 and 2002

(Amounts in thousands, except share and per share data)

                                                                    Year ended December 31,
                                                                 2001        2002       2002
                                                                  RMB         RMB        US$
OPERATING ACTIVITIES
Net loss                                                       (30,144)   (60,232)    (7,274)
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                             7,510        842        102
       Write off of intangible asset                             2,936         --         --
       Loss on disposition of assets                            16,001         --         --
       Loss on impairment of investment                             --     46,615      5,630
       Minority interests                                       (1,215)        --         --
       Allowance on VAT receivable                                  --      1,563        188
       Loss on disposal of property and equipment, net             466         --         --

Changes in operating assets and liabilities:
    Trading securities                                          56,640      4,559        551
    Inventories                                                    (12)       (39)        (5)
    Other receivables, deposits and prepayments                  1,682     (2,281)      (276)
    Amount due from Farming Bureau                              (1,096)        --         --
    Amounts due from related companies                              31        636         77
    Amounts due from employees                                    (274)       706         85
    Amounts due to related companies                              (300)        --         --
    Accounts payable                                               (22)         9          1
    Other payables and accrued liabilities                     (41,323)     3,713        448
    Income taxes payable                                           679       (404)       (49)
                                                               -------    -------     ------
Net cash provided by/(used in) operating activities             11,559     (4,313)      (522)
                                                               -------    -------     ------

INVESTING ACTIVITIES
    Purchases of property and equipment                           (665)       (31)        (4)
    Acquisition of minority interest in a subsidiary           (36,000)        --         --
    Disposal of a subsidiary                                        (1)        --         --
    Short term loans advanced to third parties                 (21,852)    (1,590)      (192)
    Repayment of a short term loan from a third party            6,364     13,580      1,640
                                                               -------    -------     ------

Net cash (used in)/provided by investing activities            (52,154)    11,959      1,444
                                                               -------    -------     ------

FINANCING ACTIVITIES
    Advances from/(repayment to) a former vice president        11,298    (11,298)    (1,364)
                                                               -------    -------     ------

Net cash provided by/(used in) financing activities             11,298    (11,298)    (1,364)
                                                               -------    -------     ------

Effect of exchange rate changes on cash                             --        107         13
                                                               -------    -------     ------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                                  (29,297)    (3,545)      (429)

CASH AND CASH EQUIVALENTS, AT BEGINNING
  OF YEAR                                                       36,924      7,627        922
                                                               -------    -------     ------


CASH AND CASH EQUIVALENTS, AT END
  OF YEAR                                                        7,627      4,082        493
                                                               =======    =======     ======

    The accompanying notes are an integral part of these consolidated financial statements.

CHINA RESOURCES DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2001 and 2002

(Amounts in thousands, except share and per share data)

1.       ORGANIZATION AND PRINCIPAL ACTIVITIES

         The following depicts China Resources Development, Inc. and its subsidiaries (collectively the "Group") at December 31, 2002:


                                     --------------------------
                                     |    CHINA RESOURCES     |
         ----------------------------|   DEVELOPMENT, INC.    |------------------------------------------
         |                           | a Nevada corporation   |                                         |
         |                           --------------------------                                         |
         |                                          |                                                   |
         |                                          |                                                   |
         |                                          |                                                   |
         |                                     100% |                                                   |  80%
         |                           --------------------------                                     ---------------
         |                           |     BILLION LUCK       |                                     | SILVER MOON  |
         |                           |COMPANY LTD., a British |                                     |  a British   |
         |                           |Virgin Islands company  |-------------------------------      |    Virgin    |
         |                           |                        |                              |      |   Islands    |
         |                           |                        |                              |      |   company    |
         |                           --------------------------                              |      ---------------|
         |                                          |                                        |          |
         |                |-----------------------------------------------------|            |          |
         |                | 95%                                                 | 100%       |          |  100%
         |         ---------------                                      ------------------   |      ---------------
         |         |    HARC     |                                      |     SUNWIDE    |   |      |  MEDI-CHINA |
         |   5%    |    a PRC    |                                      |a British Virgin|   |      | a Hong Kong |
         --------- |   company   |                                      | Islands company|   |      |   company   |
                   ---------------                                      ------------------   |      ---------------
                          |                                                                  |
              |----------------------------------------------------------------|             |
         100% |           | 100%            | 100%           | 100%            |  95%        |
   --------------- ----------------  ---------------   -----------------  ----------------   |
   |FIRST SUPPLY | |   SECOND     |  |    XUBU     |   |    ZHUHAI     |  |  ZHONGWEI    |   |
   |   a PRC     | |   SUPPLY     |  |   a PRC     |   |   ZHONGWEI    |  |   TRADING    | 5%|
   |  company    | |a PRC company |  |  company    |   |a PRC company  |  |a PRC company |---
   --------------- ----------------  ---------------   -----------------  ----------------

         China Resources Development, Inc. ("CRDI" or "the Company"), is a U.S. holding Company, incorporated in Nevada in 1986.

         Billion Luck Company, Limited ("Billion Luck") is a British Virgin Islands ("BVI") holding company incorporated in 1993.

         Hainan Cihui Industrial Company Limited ("HARC") is a People's Republic of China ("PRC") company incorporated in 1994. In 2001 and 2002, HARC performed limited commodity trading. At January 1, 2001, the Company owned 61% of HARC. On April 30, 2001, the Company acquired the remaining 39% from the Hainan Agricultural Reclamation General Company ("the Farming Bureau"), a division of the Ministry of Agriculture, the PRC agency responsible for matters relating to agriculture, for RMB
         129.4 million. Payment was primarily through the exchange of the Company's 13% interest in the Xilian Timber Mill, its 58% interest in Hainan Weilin Timber Limited Liability Company and a 3.4% interest in Hainan Sundiro Motorcycle Co. Ltd (reducing its ownership interest 5.3%). The exchange was based on the carrying value of the assets exchanged and resulted in a net loss of approximately RMB16 million to the Company. The results of operations and losses previously allocated to the minority shareholder of HARC have been included in operations from the date of the exchange.

CHINA RESOURCES DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2001 and 2002

(Amounts in thousands, except share and per share data)

1.       ORGANIZATION AND PRINCIPAL ACTIVITIES (continued)

         Before January 1, 2000, the Company's two primary businesses were the marketing and distribution of natural rubber and the procurement of production materials, supplies and other agricultural products, which were conducted through HARC. As part of its risk management strategy, from time to time, the Company entered in to commodity futures contracts to hedge against the exposure to price risk associated with existing inventories and certain firm commitments for the purchase of natural rubber. The Company also entered into natural rubber commodity futures contracts that were not specific hedges, in anticipation of a rise or fall in the price of natural rubber, based on management's knowledge of the supply and demand situation with respect to natural rubber in the PRC. As of December 31, 2002, the Company was not a party to any commodity futures contracts.

         Hainan Zhongwei Trading Company Limited ("Zhongwei Trading") is a PRC company incorporated in 1998 and principally engaged in the investment in marketable securities in the PRC. Zhongwei Trading is owned 95% by HARC and 5% by Billion Luck.

         Zhuhai Zhongwei Development Company Limited ("Zhuhai Zhongwei") is a PRC company incorporated in 1999 and engaged in the operation of a supermarket in Zhuhai, PRC. Zhuhai Zhongwei is a wholly-owned subsidiary of HARC. As of December 31, 2002, the Company's only active operations consisted of its supermarket business.

         Shenzen Xubu Investment Company Limited ("Xubu"), a wholly-owned subsidiary of HARC is a PRC company incorporated in 1999. Xubu was established for the purpose of seeking investment opportunities in China.

         Sunwide Capital Limited ("Sunwide") is a BVI company incorporated in 2001 and engaged in the investment in US-listed securities. Sunwide is a wholly-owned subsidiary of Billion Luck.

         Silver Moon Technologies Limited ("Silver Moon") is a BVI company incorporated in 2000 with its primary operations to be the provision of online internet healthcare information. Zhongwei Medi-China.com Limited ("Medi-China") is a Hong Kong company incorporated in 1999 to conduct the business of Silver Moon.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      Principles of consolidation
                  ---------------------------
                  The consolidated financial statements of CRDI and its subsidiaries ("The Group") are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated on consolidation.

CHINA RESOURCES DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2001 and 2002

(Amounts in thousands, except share and per share data)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         (b)      Use of estimates
                  ----------------
                  The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates.

         (c)      Cash and cash equivalents
                  -------------------------
                  The Group considers all highly liquid investments and cash deposits with financial institutions with original maturities of three months or less to be cash equivalents.

         (d)      Trading securities
                  ------------------
                  Equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in current operations.

         (e)      Inventories
                  -----------
                  Inventories consist primarily of merchandise held for sale (grocery items) and are stated at the lower of cost or market value. Cost is determined using the weighted average method.

         (f)      Property and equipment
                  ----------------------
                  Property and equipment are stated at cost less accumulated depreciation. Expenditures for routine repairs and maintenance are expensed as incurred.

                  Depreciation is calculated on the straight-line basis to write off the cost less estimated residual value of each asset over its estimated useful life. Estimated useful lives are as follows:

                  Buildings                                     25 - 50 years
                  Machinery, equipment and motor vehicles        5 - 15 years
                  Fixtures and furniture                              5 years

                  Management assesses the carrying values of its long-lived assets for impairment when circumstances warrant such a review. Generally, long-lived assets are considered impaired if the expected net sales value is less than the assets' carrying values. If an impairment is indicated, the loss is measured based on the amounts by which the carrying values of the assets exceed their fair values.

         (g)      Investments
                  -----------
                  Long-term investments, which are neither subsidiaries nor equity investments are stated at cost less valuation allowances.

CHINA RESOURCES DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2001 and 2002

(Amounts in thousands, except share and per share data)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         (h)      Stock-based compensation
                  ------------------------
                  Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation" allows companies to choose whether to account for employee stock-based compensation on a fair value method, or to continue accounting for such compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No 25, Accounting for Stock Issued to Employees ("APB 25"). The Company has chosen to continue to account for employee stock-based compensation using APB 25.

         (i)      Revenue recognition
                  -------------------
                  Revenue from product sales is recognized at the point of sale for retail sales and upon the delivery of goods for other sales, when all performance obligations have been completed and collectibility is reasonably assured.

         (j)      Income taxes
                  ------------
                  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

         (k)      Loss per share
                  --------------
                  Basic earnings (loss) per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce a loss or increase earnings per share. The basic and diluted weighted average shares outstanding during each of the years ended December 31, 2001 and 2002 were 837,797.

         (l)      Advertising costs
                  -----------------
                  All advertising costs are expensed as incurred.

         (m)      Foreign currency translation
                  ----------------------------
                  The functional currency of substantially all the operations of the Group is Renminbi ("RMB"), the national currency of the PRC. The financial statements of subsidiary operations with functional currency other than RMB have been translated into RMB using the closing rate method and all balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date and statements of operations amounts have been translated using the weighted average exchange rate for the year. Resulting translation adjustments are reported as a separate component of comprehensive income.

CHINA RESOURCES DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2001 and 2002

(Amounts in thousands, except share and per share data)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         (m)      Foreign currency translation (continued)
                  ----------------------------------------
                  Transactions denominated in currencies other than RMB are translated into RMB at the applicable rates of exchange prevailing at the dates of the transactions. Monetary assets and liabilities denominated in other currencies have been translated into RMB at the rate of exchange at the balance sheet date. The resulting exchange gains or losses are credited or charged to the consolidated statements of operations.

                  The financial statements are stated in Renminbi. The translation of amounts from RMB into US$ is included solely for the convenience of the reader and has been made at the rate of exchange quoted by the People's Bank of China on December 31, 2002 of US$1.00 = RMB8.28. No representation is made that the RMB amounts could have been, or could be, converted into US$ at that rate on December 31, 2002 or at any other date.

         (n)      Written call
                  ------------
                  Premiums on options written by the Group are recorded as liabilities and the option is adjusted to the current fair value at the balance sheet date. Premiums received from writing options are treated by the Group on the expiration date as realized gains from investments. The difference between the premiums and the amount paid on effecting a closing purchase transaction, is also treated as a realized gain, or, if the premium is less than the amount paid for the closing purchase transaction, as a realized loss. The Group as writer of options bears the market risk of an unfavorable change in the price of the security underlying the written option. The Group had no written calls in 2002.

         (o)      Comprehensive income
                  --------------------
                  The Company has adopted "Reporting Comprehensive Income" ("SFAS 130"), which establishes requirements for disclosure of comprehensive income including certain items previously not included in the statements of operations, including minimum pension liability adjustments and foreign currency translation adjustments, among others. The Company's only components of comprehensive gains are foreign currency translation adjustments.

CHINA RESOURCES DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2001 and 2002

(Amounts in thousands, except share and per share data)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          (p)     Recently issued accounting pronouncements
                  -----------------------------------------
                  In January 2003, the Financial Accounting Standards Board ("FASB") issued SFAS Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity ("VIE") to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to VIE's created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for VIE's created prior to February 1, 2003. As the Company does not currently have an interest in a VIE, management does not expect that the adoption of FIN 46 will have a significant immediate impact on the financial condition or results of operations of the Company.

                  In November 2002, the FASB issued SFAS Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company is currently evaluating the recognition provisions of FIN 45, but does not expect that the adoption of FIN 45 will have a significant immediate impact on the financial condition or results of operations of the Company, as the Company has made no guarantees.

                  In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited after that date. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to be amortized over their useful lives. Thus, amortization of goodwill and intangible assets with indefinite lives will cease upon adoption of the statement. SFAS No. 142 was required to be applied by the Company on January 1, 2002. The Company determined that adoption of these

CHINA RESOURCES DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2001 and 2002

(Amounts in thousands, except share and per share data)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          (p)     Recently issued accounting pronouncements (continued)
                  -----------------------------------------------------
                  pronouncements did not have an impact on the Company's financial position or results of operations.

                  In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement was effective for the Company on January 1, 2002. The Company determined that adoption of this pronouncement did not have an impact on the Company's financial position or results of operations.

         (q)      Reclassifications
                  -----------------
                  Certain amounts in prior years have been reclassified to conform to the current year presentation.

3.       BUSINESS ACQUISITIONS

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

         The transaction was accounted for as a purchase; the cost of the acquisition exceeded the fair value of the net assets acquired by RMB12,405 which was classified as acquired website technology and was being amortized over two years. In the fourth quarter of 2001, management determined that the website's functionality was inadequate for the Company's intended purpose in view of the fact that no revenue was generated during 2001 from the site and none is anticipated in the foreseeable future. Consequently, an impairment charge was recorded to selling, general and administrative expenses in 2001 for the entire unamortized balance of RMB2,936.

         During 2001, the Group recognized a loss of RMB 16,001 on the exchange of: (i) cash of RMB 36,000; (ii) its 13% equity interest in Xilian Timber Mill; (iii) its 58% equity interest in Hainan Weilin Timber Limited Liablility Company; and (iv) a portion of HARC's interest in Hainan Sundiro Motorcycle Co. Ltd. for the Hainan Agricultural Reclamation General Company's (a division of the Ministry of Agriculture, the PRL government agency responsible for matters relating to agriculture) ("The Farming

CHINA RESOURCES DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2001 and 2002

(Amounts in thousands, except share and per share data)

3.       BUSINESS ACQUISITIONS (continued)

         Bureau") 39% equity interest in HARC, computed based on the carrying value of assets exchange. The results of operations and losses previously allocated to the minority shareholder of HARC have been included in operations from the date of the exchange.

4.       FINANCIAL INCOME, NET

         Financial income, net represents:

                                                                     Year ended December 31,
                                                                   2001                 2002
                                                                  --------------------------
                                                                    RMB                  RMB
         Interest income                                          1,537                  669
         Interest expense                                          (229)                  --
         Foreign exchange gains, net                                 10                   --
                                                                  -----                  ---
                                                                  1,318                  669
                                                                  =====                  ===


5.       OTHER INCOME/(EXPENSE), NET

         Other income/(expense), net represents:

                                                                     Year ended December 31,
                                                                   2001                 2002
                                                                 ---------------------------
                                                                    RMB                  RMB
         Realized gain on call option written                     3,182                   --
         Net gain on trading of marketable securities             7,055                  109
         Loss on disposal of property and equipment, net           (466)                  --
         Recovery of bad debts written-off                        1,664                   --
         Unrealized loss on marketable securities                  (573)              (1,731)
         Write off of acquired website technology                (2,936)                  --
         Other                                                     (580)                 289
                                                                 ------               ------
                                                                  7,346               (1,333)
                                                                 ======               ======

CHINA RESOURCES DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2001 and 2002

(Amounts in thousands, except share and per share data)

6.       INCOME TAXES

         Pre-tax loss from continuing operations for the years ended December 31 was taxable in the following jurisdictions:

                                                                     Year ended December 31,
                                                                   2001                 2002
                                                                 ---------------------------
                                                                    RMB                  RMB
         PRC (excluding Hong Kong)                               (6,728)             (54,953)
         Other countries:
             USA                                                (23,748)              (6,574)
             Hong Kong                                              737                1,345
                                                                -------              -------
                                                                (29,739)             (60,182)
                                                                =======              =======

         The provision for income tax for continuing operations consisted of the following:

                                                                     Year ended December 31,
                                                                   2001                 2002
                                                                 ---------------------------
                                                                    RMB                  RMB
         Current:
             PRC federal income tax                               1,579                   50
                                                                  =====                   ==

         It is management's intention to reinvest all the income attributable to the Group earned by its operations outside the United States of America (the "U.S."). Accordingly, no U.S. corporate income taxes have been provided in these consolidated financial statements.

         Under the current laws of the BVI, dividends and capital gains arising from the Company's investments in the BVI are not subject to income taxes and no withholding tax is imposed on payments of dividends to the Company.

CHINA RESOURCES DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2001 and 2002

(Amounts in thousands, except share and per share data)

6.       INCOME TAXES (continued)

         The reconciliation of income taxes/(tax benefit) for income tax computed at the PRC federal statutory tax rate applicable to foreign investment enterprises operating in Hainan, Zhuhai and Shenzhen Special Economic Zones in the PRC, to income tax expense is as follows:

                                                                     Year ended December 31,
                                                                   2001                 2002
                                                                 ---------------------------
                                                                    RMB                  RMB
         PRC federal statutory tax rate                              15%               15%

         Computed expected income taxes (tax benefit)            (4,461)              (9,027)
         Higher effective income tax rates
            of other countries                                   (4,505)                 784
         Net increase in valuation allowance                      8,966                8,243
         Non-deductible expenses                                  1,263                   74
         Others                                                     316                  (24)
                                                                 ------               ------

         Income tax expense for the year                          1,579                   50
                                                                 ======               ======

         The deferred tax asset of the Group is comprised of the following:

                                                                          December 31,
                                                                   2001                 2002
                                                                 ---------------------------
                                                                    RMB                  RMB
         Deferred tax asset:
             Net operating loss carry forwards                   22,097               30,340
             Less: Valuation allowance                          (22,097)             (30,340)
                                                                -------              -------
                                                                     --                   --
                                                                =======              =======

         No undistributed earnings of the Group's foreign subsidiaries were available at December 31, 2001 and 2002. Upon distribution of those earnings in the form of dividends or otherwise, the Group would be subject to U.S. income taxes. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

CHINA RESOURCES DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2001 and 2002

(Amounts in thousands, except share and per share data)

6.       INCOME TAXES (continued)

         At December 31, 2002, the Group had net operating loss carry forwards ("NOLs") of approximately RMB 30 million for U.S. income tax purposes that expire in various years through 2022. At December 31, 2002, the Group's subsidiaries in the PRC had NOLs amounting to approximately RMB 3 million for PRC income tax purposes that expire in 2006.

7.       TRADING SECURITIES

                                                                          December 31,
                                                                   2001                 2002
                                                                 ---------------------------
                                                                    RMB                  RMB
         Trading securities listed on NASDAQ
             At cost                                              1,478                1,478
             Less: unrealized loss                                  (21)              (1,093)
                                                                  -----               ------
         Fair value                                               1,457                  385
                                                                  -----               ------

         Trading securities listed on Hong Kong
             Stock Exchange

                At cost                                           4,839                2,013
              Add: unrealized gain                                  113                   --
                Less: unrealized loss                              (665)              (1,213)
                                                                  -----               ------
         Fair value                                               4,287                  800
                                                                  -----               ------

              Total                                               5,744                1,185
                                                                  =====               ======

8.       SHORT TERM LOANS RECEIVABLE

         As of December 31, 2002, short term loans receivable represented advances to two unaffiliated parties of RMB2,508 and RMB1,309 with interest at 10%. RMB1,309 of loans receivable are due on April 18, 2003 and are unsecured. Loans of RMB2,508 were in default at December 31, 2002 and were repaid in February and March 2003.

9.       PROPERTY AND EQUIPMENT

         At December 31, 2002, property and equipment consisted of:

                                                                                         RMB
         At cost:
            Buildings                                                                  4,260
            Machinery, equipment and motor vehicles                                    4,144
            Fixtures and furniture                                                       219
                                                                                      ------
                                                                                       8,623

         Accumulated depreciation                                                     (2,155)
                                                                                      ------
                                                                                       6,468
                                                                                      ======

CHINA RESOURCES DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2001 and 2002

(Amounts in thousands, except share and per share data)

10.      INVESTMENTS

         Cost method investments comprise:

                                                                                         RMB
         Investment balance in Hainan Sundiro Motorcycle Co., Ltd.
             ("Sundiro") at December 31, 2001                                        109,615
         Valuation allowance for the year ended December 31, 2002                    (46,615)
                                                                                     -------
                                                                                      63,000
                                                                                     =======

         Cost method investments are interests in unlisted shares/equity of PRC companies in which the Group does not have a significant influence over their operating and financial policies. As of December 31, 2002, the Group owns an equity interest of 5.3% of Sundiro. The Company monitors its investment in Sundiro by reference to the fair market value of Sundiro's publicly traded shares. During the fourth quarter of 2002 and the first quarter of 2003, the Company determined that there had been an other-then temporary decline in the value of its investment and recorded a write-down of RMB46,615.

11.      OTHER PAYABLES AND ACCRUED LIABILITIES

         At December 31, 2002, other payables and accrued liabilities consisted of:

                                                                                         RMB
         Accrued salaries of a director                                                1,488
         Other payables                                                                1,018
         Accrued liabilities                                                           2,112
         Advances from a company owned by a former vice president                      3,710
                                                                                       -----
                                                                                       8,328
                                                                                       =====

         The advances from a company owned by a former vice president are unsecured, interest-free and have no fixed terms of repayment.

CHINA RESOURCES DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2001 and 2002

(Amounts in thousands, except share and per share data)

12.      STOCK OPTIONS

         The Group adopted a stock option plan (the "Plan") as of March 31, 1995. The Plan allows the Board of Directors, or a committee thereof at the Board's discretion, to grant stock options up to 20% of the Company's outstanding common stock to officers, directors, key employees, consultants and affiliates of the Group. Such shares may represent authorized but unissued shares as well as repurchased or forfeited shares for any grant under the Plan that was expired or unexercised. The Board of Directors has the ability to set a holding period of less than one year for non-qualified stock options.

         At January 1, 2001 options to purchase 24,000 shares of the Company's common stock were outstanding. The options had an exercise price of US$42 (RMB348.6) per share and were exercisable through May 2006.

         Pursuant to a special resolution of the Board of Directors on June 15, 2001, the 24,000 stock options outstanding as of June 15, 2001 were canceled by mutual consent and 163,000 new stock options were granted to officers, directors and key employees of the Group at an exercise price of US$2.95 (RMB24.4) per share (the fair market value of the common stock as of June 15, 2001). The options are exercisable from December 15, 2001 to June 14, 2004. No stock options were granted in 2002.

         The Company applies APB 25 for its employee stock-based compensation plans. Had compensation cost for the Company's stock plan been determined based on fair value at the grant date for awards under the Plan consistent with the method prescribed under SFAS No. 123, the Company's pro forma net loss and net loss per share for the year ended December 31, 2001 would have been RMB30,677 and RMB36.62, respectively. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4%; no dividend yield; volatility factors of the expected market price of the Company's common stock of 129.6%; and a weighted average expected life of the options of 3 years.

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

13.      PREFERRED STOCK

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

CHINA RESOURCES DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2001 and 2002

(Amounts in thousands, except share and per share data)

14.      RELATED PARTY BALANCES AND TRANSACTIONS


         At December 31, 2001 and 2002 the Company owed RMB366 to related companies. At January 1, 2002 the Company was owed RMB636 by related companies, all of which was repaid during the year ended December 31, 2002. These amounts are unsecured, interest-free and are repayable on demand.

         At January 1, 2002 the Company had RMB896 due from its employees representing bank accounts held by employees on behalf of the Group. Amounts due at December 31, 2002 were RMB190.

15.      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                     Year ended December 31,
                                                                   2001                 2002
                                                                 ---------------------------
                                                                    RMB                  RMB
         Cash paid during the year for:
             Interest                                               229                   --
                                                                =======                   ==
             Income tax                                           1,346                   --
                                                                =======                   ==

         Non-cash investing and financing activities:
             Acquisition of minority interest in a
                  subsidiary                                    114,265                   --
                                                                =======                   ==

16.      CONCENTRATION OF RISK

         Concentration of credit risk:

         Financial instruments that potentially subject the Group to significant concentration of credit risk consist principally of cash deposits, short term loans receivable, and related companies and cost method investments.

         (i)      Cash and cash deposits

                  The Group maintains its cash and cash deposits primarily with various PRC government authorized financial institutions. The Group performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Group's investment strategy.

         (ii)     Short term loans receivable

                  The Group carefully assesses the recoverability of loans not guaranteed or secured by collateral.

CHINA RESOURCES DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2001 and 2002

(Amounts in thousands, except share and per share data)

16.      CONCENTRATION OF RISK (continued)

         (iii)    Cost method investments

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

         (iii) Short term loans receivable, accounts payable and other payables

                  The carrying amounts reported in the balance sheet for short term loans receivable, accounts payable and other payables approximate their fair values.

         (iv)     Amounts due from/to related companies

                  The fair values of amounts due from/to the related companies cannot be determined due to the related party nature of those balances.

         (v)      Cost method investments

                  The Group believes that the carrying amounts represent the Group's best estimate of current economic values of these investments.

18.      RESERVES AND DISTRIBUTION OF PROFITS

         In accordance with the relevant PRC regulations and the Articles of Association of HARC (the "Articles of Association"), appropriations representing 10% of the net income as reflected in HARC's PRC statutory financial statements are allocated to the surplus reserve and 10% to the collective welfare fund.

CHINA RESOURCES DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2001 and 2002

(Amounts in thousands, except share and per share data)

18.      RESERVES AND DISTRIBUTION OF PROFITS (continued)

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

         According to relevant laws and regulations in the PRC, distributable reserves of HARC and its subsidiaries are determined in accordance with the relevant PRC accounting rules and regulations. HARC had no retained earnings available for distribution as of December 31, 2001 and 2002.

         There were no appropriations to the surplus reserve or to the collective welfare fund for the years ended December 31, 2001 and 2002.

19.      COMMITMENTS

         The Company leases buildings in the PRC and in Hong Kong. The PRC leases are for periods ranging from one to nine years, expire on various dates through 2007, and provide for monthly rent expense of approximately RMB42. The Company leases its Hong Kong office space from a company affiliated with one of the Company's directors. The Hong Kong office lease expires in August 2004 and provides for monthly rent expense of approximately RMB24. Through June 2003, the Company also leased office space in Hainan under a non-cancelable operating lease providing for monthly rent expense of approximately RMB 4.

         At December 31, 2002, future minimum payments under non-cancelable operating leases are as follows:

                                                                                         RMB
                  Payable in:
                      2003                                                               792
                      2004                                                               696
                      2005                                                               504
                      2006                                                               504
                      2007                                                               504
                                                                                       -----
                  Total minimum lease payments                                         3,000
                                                                                       -----

         Rental expenses under operating leases for the years ended December 31, 2001 and 2002 amounted to RMB1,254 and RMB1,030 respectively.

CHINA RESOURCES DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2001 and 2002

(Amounts in thousands, except share and per share data)

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

21.      VALUATION AND QUALIFYING ACCOUNTS

         (1)      Sundiro (investment valuation)                 46,615
         (2)      VAT receivable valuation allowance              1,563
         (3)      Inventory write-down                            2,683
         (4)      Other                                             275
                                                                 ------
                  Total balance at December 31, 2002             51,136
                                                                 ======

         No provisions was made during the year ended December 31, 2001. During 2002, an addition of RMB 46,615 was made to the reserve related to the impairment of the Company's investment in Hainan Sundiro Motorcycle Co Ltd., and an allowance of RMB 1,563 was provided against the VAT receivable.

22.      SEGMENT FINANCIAL INFORMATION

         The Company classifies its business into two operating segments, which are defined by the products offered as follows:

         Grocery and food products
         -------------------------
         The Group's supermarket division primarily sells foods and grocery products to customers in the PRC.

         Commodity trading
         -----------------
         The Group's materials, supplies and other commodity products division primarily traded materials, supplies and other commodity products to farms, manufacturers and other distributors in the PRC.

CHINA RESOURCES DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2001 and 2002

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

         Operating segment information
         -----------------------------

                                                                     Year ended December 31,
                                                                   2001                 2002
                                                                 ---------------------------
                                                                    RMB                  RMB
         Net sales:
             Natural rubber/copper:
                 Net sales to unaffiliated customers              4,093                1,948
             Supermarket operations:
                 Net sales to unaffiliated customers              5,999                7,222
                                                                 ------                -----
         Total consolidated net sales                            10,092                9,170
                                                                 ======                =====
         Depreciation and amortization expenses:
             Copper                                                  --                   30
             Supermarket operations                                 143                  154
                                                                 ------                -----

         Total segment depreciation and amortization expenses       143                  184

         Reconciling item:
             Depreciation and amortization expenses
                 attributable to corporate assets                 7,367                  658
                                                                 ------                -----
         Total consolidated depreciation and
             amortization expenses                                7,510                  842
                                                                 ======                =====

                                                                     Year ended December 31,
                                                                   2001                 2002
                                                                 ---------------------------
                                                                    RMB                  RMB
         Segment profit/(loss):
             Natural rubber/copper                                 (157)                   3
             Supermarket operations                                 417                  663
                                                                -------              -------

         Total segment profit                                       260                  666

         Reconciling items:
             Corporate expenses                                 (31,307)             (61,517)
             Interest income                                      1,537                  669
             Interest expense                                      (229)                  --
                                                                -------              -------

         Total consolidated loss before income taxes            (29,739)             (60,182)
                                                                =======              =======

CHINA RESOURCES DEVELOPMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2001 and 2002

(Amounts in thousands, except share and per share data)

22.      SEGMENT FINANCIAL INFORMATION (continued)

                                                                                         RMB
         Segment assets:
             Copper                                                                    6,024
             Supermarket operations                                                    6,762
                                                                                      ------
         Total segment assets                                                         12,786

         Reconciling items:
             Corporate assets                                                         13,326
             Investments                                                              63,000
                                                                                      ------
         Total consolidated assets                                                    89,112
                                                                                      ======

                                                                     Year ended December 31,
                                                                   2001                 2002
                                                                 ---------------------------
                                                                    RMB                  RMB
         Expenditure for additions to long-lived assets:
             Copper                                                  --                   10
             Supermarket operations                                  79                    8
                                                                    ---                   --
         Total segment expenditure for
             additions to long-lived assets                          79                   18

         Reconciling item:
             Corporate assets                                       586                   13
                                                                    ---                   --
         Total consolidated expenditure for
             additions to long-lived assets                         665                   31
                                                                    ===                   ==

         Long-lived assets of reportable segments and corporate assets consisting of property and equipment located in the PRC and Hong Kong.

         Major customers
         ---------------
         The Group did not have any customers that represented more than 10% of the total consolidated net sales in 2001. Sales of copper of RMB1,384 were made to a customer in the PRC, representing 15% of total consolidated net sales in 2002.