Form 10QSB
period 2003-03-31
CHINA RESOURCES DEVELOPMENT INC
filed 2003-05-20
CIK 793628

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarter period ended March 31, 2003
                                      --------------

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 837,823 shares of common stock, $0.001 par value, as of May 20, 2003.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
             (Amounts in thousands, except share and per share data)


                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                2003        2002         2003
                                             --------     --------     --------
                                                RMB         RMB           US$

NET SALES                                       2,202        1,714          266

COST OF SALES                                  (2,001)      (1,465)        (242)
                                             --------     --------     --------
GROSS PROFIT                                      201          249           24

DEPRECIATION                                     (215)        (211)         (26)

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      (2,563)      (3,024)        (309)


FINANCIAL INCOME, NET                             174          282           21

OTHER (EXPENSE)/INCOME, NET                       (34)         411           (4)
                                             --------     --------     --------
LOSS BEFORE INCOME TAXES                       (2,437)      (2,293)        (294)

INCOME TAXES                                       --           --           --
                                             --------     --------     --------
NET LOSS                                       (2,437)      (2,293)        (294)
                                             --------     --------     --------
Other comprehensive income/(loss):
  foreign currency translation
    adjustments                                    --          110           --
                                             --------     --------     --------
COMPREHENSIVE LOSS                             (2,437)      (2,183)        (294)
                                             ========     ========     ========

LOSS PER SHARE: basic and diluted               (2.91)       (2.74)       (0.35)
                                             ========     ========     ========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                       837,823      837,823      837,823
                                             ========     ========     ========

See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2003 AND DECEMBER 31, 2002
             (Amounts in thousands, except share and per share data)

                                                              March 31,     December 31,        March 31,
                                                                  2003             2002             2003
                                                                   RMB              RMB              US$
                                                  Notes     (Unaudited)           (Note)      (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                      5,377            4,082              649
  Trading securities                                             1,663            1,185              201
  Inventories - finished goods                                     679              649               82
  Other receivables, deposits and prepayments                    3,958            6,916              478
  Short term loans receivable                                    3,498            3,498              423
  Amounts due from employees                                        25              190                3
                                                              --------         --------         --------
TOTAL CURRENT ASSETS                                            15,200           16,520            1,836
PROPERTY AND EQUIPMENT                              2            6,255            6,468              755
INVESTMENTS                                                     63,000           63,000            7,609
VALUE-ADDED TAX RECEIVABLE                                       2,735            3,124              330
                                                              --------         --------         --------
TOTAL ASSETS                                                    87,190           89,112           10,530
                                                              ========         ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                 237              256               28
  Other payables and accrued liabilities            3            9,518            8,984            1,150
  Income taxes                                                      50               50                6
  Amounts due to related companies                                 366              366               44
                                                              --------         --------         --------
TOTAL CURRENT LIABILITIES                                       10,171            9,656            1,228
                                                              --------         --------         --------

SHAREHOLDERS' EQUITY
  Preferred stock, authorized -
    10,000,000 shares in 2003 and 2002
      Series B preferred stock, US$0.001 par value:
        Authorized - 320,000 shares
        Issued and outstanding - 320,000 shares
          in 2003 and 2002                                           3                3               --
  Common stock, US$0.001 par value:
   Authorized - 200,000,000 shares
   Issued and outstanding - 837,823 shares
     in 2003 and 2002                                                7                7                1
Additional paid-in capital                                     169,052          169,052           20,417
Reserves                                                        28,028           28,028            3,385
Accumulated deficit                                           (120,229)        (117,792)         (14,520)
Accumulated other comprehensive gains                              158              158               19
                                                              --------         --------         --------
TOTAL SHAREHOLDERS' EQUITY                                      77,019           79,456            9,302
                                                              --------         --------         --------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                                        87,190           89,112           10,530
                                                              ========         ========         ========

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                             (Amounts in thousands)

                                                           Three months ended March 31,
                                                        ---------------------------------
                                                          2003         2002        2003
                                                        -------      -------      -------
                                                          RMB          RMB          US$

Net cash provided by operating activities                 1,297           56          156
                                                        -------      -------      -------
INVESTING ACTIVITIES
  Purchases of property and equipment                        (2)          (4)          --
  Advances of short term loans to third parties              --      (10,600)          --
  Repayments of short term loans from third parties          --        9,116           --
                                                        -------      -------      -------
Net cash (used in)/provided by investing activities          (2)       1,488           --
                                                        -------      -------      -------
NET INCREASE/(DECREASE) IN CASH AND CASH
   EQUIVALENTS                                            1,295       (1,432)         156

Cash and cash equivalents, at beginning of period         4,082        7,627          493
                                                        -------      -------      -------
Cash and cash equivalents, at end of period               5,377        6,195          649
                                                        =======      =======      =======



See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  (Amounts in thousands, except per share data)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

         The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

         For the convenience of the reader, amounts in Renminbi ("RMB") have been translated into United States dollars ("US$") at the rate of US$1.00 = RMB8.28 quoted by the People's Bank of China as at March 31, 2003. No representation is made that the RMB amounts could have been, or could be, converted into US$ at that rate.

         Certain comparative amounts have been reclassified to conform with the current period classifications.

2. PROPERTY AND EQUIPMENT

                                                             March 31,         December 31,
                                                                  2003                 2002
                                                                   RMB                  RMB
         At cost:
           Buildings                                             4,260                4,260
           Machinery, equipment and motor vehicles               4,146                4,144
           Fixtures and furniture                                  219                  219
                                                               -------              -------
                                                                 8,625                8,623

         Accumulated depreciation                              (2,370)              (2,155)
                                                               -------              -------
                                                                 6,255                6,468
                                                               =======              =======

3. OTHER PAYABLES AND ACCRUED LIABILITIES

                                                               March 31,         December 31,
                                                                    2003                 2002
                                                                     RMB                  RMB
         Advances from a company owned by a former
          vice president                                           4,637                3,710
         Accrued salaries of a director                            1,318                1,488
         Other payables                                              886                1,674
         Accrued liabilities                                       2,677                2,112
                                                                  ------               ------
                                                                   9,518                8,984
                                                                  ======               ======

4. TRADING SECURITIES

            Included in other income/(expenses) for the three months ended March 31, 2003 and 2002 are unrealized losses on trading securities of (RMB151) and (RMB270), respectively.

5. SUBSEQUENT EVENT

            Pursuant to an agreement dated April 22, 2003, the Company disposed of its entire interest in Zhuhai Zhongwei Development Company Ltd. ("Zhuhai Zhongwei") to a third party affiliated with a former vice president. The Company recognized a gain of approximately RMB366 (US$44,000) from the disposition which will be recorded in the second quarter of 2003. The sales price was RMB6,000 (US$724,600) of which RMB4,600 (US$555,500) was offset against amounts due to a company owned by the former vice president. The remaining RMB1,400 (US$169,100) is due from the purchaser. Following the disposition, the Company has ceased supermarket operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         NET SALES AND GROSS PROFIT

         Net sales from supermarket operations for the first quarter of 2003 were RMB1,758,000 (US$212,000) which was comparable to RMB1,714,000 (US$207,000)
for the first quarter of 2002. For the first quarter of 2003, supermarket operations had a gross profit and a gross profit margin of RMB201,000 (US$24,000) and 11.4%, respectively. For the first quarter of 2002, supermarket operations had a gross profit and a gross profit margin of RMB249,000 (US$30,000) and 14.5%, respectively. The decrease in gross profit margin was due to keen competition in Zhuhai.

         The Company periodically trades copper and sales for the first quarter of 2003 were RMB444,000 (US$54,000) with zero gross profit margin.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses decreased by RMB461,000 (US$56,000) or 15.2% to RMB2,563,000 (US$309,000) for the first quarter of 2003 from RMB3,024,000 (US$365,000) for the first quarter of 2002. The decrease was mainly due to the reduction of salary payable to the Company's CEO by approximately RMB509,000 (US$61,000) and the reduction of legal and professional fees, which was partly offset by the valuation allowance on VAT receivables of RMB389,000 (US$47,000) provided in the first quarter of 2003.

         FINANCIAL INCOME, NET

         Net financial income decreased by RMB108,000 (US$13,000) or 38.3% to RMB174,000 (US$21,000) for the first quarter of 2003 from RMB282,000 (US$34,000)
for the first quarter of 2002. The decrease was mainly due to the decrease in short term loans to unaffiliated third parties.

         OTHER (EXPENSE)/INCOME, NET

         Other (expense)/income, net for the first quarter of 2003 mainly included a net loss on trading of marketable securities of RMB59,000 (US$7,000). Net income for the first quarter of 2002 represented a net loss on trading of marketable securities of RMB77,000 (US$9,000) offset by the premium earned on written put options of RMB488,000 (US$59,000).

         INCOME TAXES

         It is management's intention to reinvest all income attributable to the Company earned by its operations outside the US. Accordingly, no US corporation income taxes are included in these consolidated financial statements.

         Under the current laws of the BVI, dividends and capital gains arising from the Company's investments in the BVI are not subject to income taxes and no withholding tax is imposed on payments of dividends to the Company.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary liquidity needs are to fund operating expenses and to expand business operations. The Company has financed its working capital requirements primarily through internally generated cash.

         The Company had a working capital surplus of approximately RMB5,029,000 (US$607,000) as of March 31, 2003, compared to that of approximately RMB6,864,000 (US$829,000) as of December 31, 2002. Net cash provided by operating activities for the three months ended March 31, 2003 was approximately RMB1,297,000 (US$156,000), as compared to RMB56,000 (US$7,000) for the corresponding period in 2002. Net cash inflows/outflows from the Company's operating activities are attributable to the Company's net loss and changes in operating assets and liabilities. Net cash provided by investing activities for the three months ended March 31, 2002 was primarily attributable to advances and repayments of short term loans to/from third parties.

         Except as disclosed above, there have been no other significant changes in financial condition and liquidity since the fiscal year ended December 31, 2002. The Company believes that internally generated funds will be sufficient to satisfy its anticipated working capital needs for at least the next twelve months.

         MARKET RISK AND RISK MANAGEMENT POLICIES

         All of the Company's sales and purchases are made domestically and are denominated in RMB. Accordingly, the Company and its subsidiaries do not have material market risk with respect to currency fluctuation. As the reporting currency of the Company's consolidated financial statements is also RMB, there is no significant translation difference arising on consolidation. However, the Company may suffer exchange loss when it converts RMB to other currencies, such as the Hong Kong Dollar or United States Dollar.

         The Company's interest income is most sensitive to changes in the general level of RMB interest rates. In this regard, changes in RMB interest rates affect the interest earned on the Company's cash equivalents. At March 31, 2003, the Company's cash equivalents are mainly RMB, Hong Kong Dollar and United States Dollar deposits with financial institutions, bearing market interest rates without fixed term.

         At March 31, 2003, the Company had short-term investments in trading securities in the Hong Kong and United States stock markets with a total market value of RMB1,663,000 (US$201,000). These investments expose the Company to market risks that may cause the future value of these investments to be lower than the original cost of such investments.

         SUBSEQUENT EVENT

         Pursuant to an agreement dated April 22, 2003, the Company disposed of its entire interest in Zhuhai Zhongwei Development Company Ltd. ("Zhuhai Zhongwei") to a third party affiliated with a former vice president. The Company recognized a gain of approximately RMB366,000 (US$44,000) from the disposition which will be recorded in the second quarter of 2003. The sales price was RMB6 million (US$724,600) of which RMB4.6 million (US$555,500) was offset against amounts due to a company owned by the former vice president. The remaining RMB1.4 million (US$169,100) is due from the purchaser. Following the disposition, the Company has ceased supermarket operations.

ITEM 3. CONTROLS AND PROCEDURES

         On May 20, 2003, the Company's management concluded its evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of the Evaluation Date, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company's reports under the Securities Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS:

         NONE

ITEM 2.  CHANGES IN SECURITIES:

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         NONE

ITEM 5.  OTHER INFORMATION:

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

10.15 Agreement for the Sale and Purchase of Shares in Zhuhai Zhongwei Development Co. Ltd. dated April 22, 2003 by and between HARC and Li Qing Quan (Certified English translation of original Chinese version filed herewith.)

10.16 Agreement for the Sale and Purchase of Shares in Zhuhai Zhongwei Development Co. Ltd. dated April 22, 2003 by and between Lin Jia Ping and Li Qing Quan (Certified English translation of original Chinese version filed herewith.)

99.1     Certification of Chief Executive Officer

99.2     Certification of Chief Financial Officer

         During the three months ended March 31, 2003, the Company filed no current report on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CHINA RESOURCES DEVELOPMENT, INC.





May 20, 2003                        By:/s/ Ching Lung Po
                                       --------------------------------------
                                       Ching Lung Po, Chief Executive Officer



                                    By:/s/ Tam Cheuk Ho
                                       --------------------------------------
                                       Tam Cheuk Ho, Chief Financial Officer

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

Date: May 20, 2003

/s/ Ching Lung Po
------------------------
Chief Executive Officer

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

Date:  May 20, 2003

/s/ Tam Cheuk Ho
------------------------
Chief Financial Officer