Form 10QSB
period 2003-06-30
CHINA RESOURCES DEVELOPMENT INC
filed 2003-08-14
CIK 793628

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10-QSB




[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarter period ended June 30, 2003

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 997,823 shares of common stock, $0.001 par value, as of August 14, 2003.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
             (Amounts in thousands, except share and per share data)

                                               Three Months Ended June 30,             Six Months Ended June 30,
                                            ----------------------------------     ----------------------------------
                                              2003        2002         2003         2003         2002         2003
                                            --------     --------     --------     --------     --------     --------
                                               RMB         RMB          US$          RMB          RMB          US$
NET SALES                                         --           --           --          444           --           54

COST OF SALES                                     --           --           --         (444)          --          (54)
                                            --------     --------     --------     --------     --------     --------
GROSS PROFIT                                      --           --           --           --           --           --

DEPRECIATION                                    (176)        (163)         (21)        (352)        (335)         (43)

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                     (7,473)      (2,722)        (903)      (9,888)      (5,649)      (1,194)



FINANCIAL INCOME, NET                             88          141           11          259          421           31

OTHER (EXPENSE)/INCOME, NET                      125       (4,940)          15           69       (4,549)           9
                                            --------     --------     --------     --------     --------     --------
LOSS FROM CONTINUING
  OPERATIONS BEFORE INCOME
  TAXES                                       (7,436)      (7,684)        (898)      (9,912)     (10,112)      (1,197)

INCOME TAXES                                      --           --           --           --           --           --
                                            --------     --------     --------     --------     --------     --------
LOSS FROM CONTINUING
  OPERATIONS                                  (7,436)      (7,684)        (898)      (9,912)     (10,112)      (1,197)

DISCONTINUED OPERATIONS
  Income from operations of
    discontinued supermarket
    segment (including gain
    on disposal of RMB327 in 2003),
    net of taxes of RMB0                         327           89           39          366          224           44
                                            --------     --------     --------     --------     --------     --------
NET LOSS                                      (7,109)      (7,595)        (859)      (9,546)      (9,888)      (1,153)
                                            --------     --------     --------     --------     --------     --------
Other comprehensive income/(loss):
  foreign currency translation
    adjustments                                   --            2           --           --          112           --
                                            --------     --------     --------     --------     --------     --------
COMPREHENSIVE LOSS                            (7,109)      (7,593)        (859)      (9,546)      (9,776)      (1,153)
                                            ========     ========     ========     ========     ========     ========
GAIN/(LOSS) PER SHARE: basic and diluted
   Continuing operations                       (8.88)       (9.17)       (1.07)      (11.83)      (12.07)       (1.43)
   Discontinued operations                      0.39         0.11         0.05         0.44         0.27         0.05
                                            --------     --------     --------     --------     --------     --------
                                               (8.49)       (9.06)       (1.02)      (11.39)      (11.80)       (1.38)
                                            ========     ========     ========     ========     ========     ========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                      837,823      837,823      837,823      837,823      837,823      837,823
                                            ========     ========     ========     ========     ========     ========

See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2003 AND DECEMBER 31, 2002
             (Amounts in thousands, except share and per share data)

                                                              June 30,    December 31,         June 30,
                                                                  2003            2002             2003
                                                                   RMB             RMB              US$
                                                  Notes    (Unaudited)          (Note)      (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                     5,046            4,082              609
  Trading securities                                            1,050            1,185              127
  Inventories - finished goods                                     --              649               --
  Other receivables, deposits and prepayments                   1,513            6,916              183
  Short term loans receivable                                   1,272            3,498              154
  Amounts due from employees                                       --              190               --
                                                             --------         --------         --------
TOTAL CURRENT ASSETS                                            8,881           16,520            1,073
PROPERTY AND EQUIPMENT                              2           2,865            6,468              346
INVESTMENTS                                                    63,000           63,000            7,608
VALUE-ADDED TAX RECEIVABLE                                         --            3,124               --
                                                             --------         --------         --------
TOTAL ASSETS                                                   74,746           89,112            9,027
                                                             ========         ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                 --              256               --
  Other payables and accrued liabilities            3           3,932            8,984              475
  Current portion of capital lease                                146               --               18
  Income taxes                                                     --               50               --
  Amounts due to related companies                                366              366               44
                                                             --------         --------         --------
TOTAL CURRENT LIABILITIES                                       4,444            9,656              537
Capital lease net of current portion                              392               --               47
                                                             --------         --------         --------
TOTAL LIABILITIES                                               4,836            9,656              584
                                                             --------         --------         --------

SHAREHOLDERS' EQUITY
  Preferred stock, authorized -
    10,000,000 shares in 2003 and 2002
      Series B preferred stock, US$0.001 par value:
        Authorized - 320,000 shares
        Issued and outstanding - 320,000 shares
          in 2003 and 2002                                          3                3               --
  Common stock, US$0.001 par value:
   Authorized - 200,000,000 shares
   Issued and outstanding - 837,823 shares
     in 2003 and 2002                                               7                7                1
Additional paid-in capital                                    169,052          169,052           20,417
Reserves                                                       28,028           28,028            3,385
Accumulated deficit                                          (127,338)        (117,792)         (15,379)
Accumulated other comprehensive gains                             158              158               19
                                                             --------         --------         --------
TOTAL SHAREHOLDERS' EQUITY                                     69,910           79,456            8,443
                                                             --------         --------         --------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                                       74,746           89,112            9,027
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

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                             (Amounts in thousands)


                                                                   Six months ended June 30,
                                                           ---------------------------------------
                                                             2003            2002            2003
                                                           -------         -------         -------
                                                             RMB              RMB             US$

Net cash provided by/(used in) operating activities          1,119         (11,067)            135
                                                           -------         -------         -------
INVESTING ACTIVITIES
  Purchases of property and equipment                         (402)            (11)            (48)
  Proceeds from disposal of property and equipment             151              --              18
  Repayment of principal of capital leases                     (98)             --             (12)
  Advances of short term loans to third parties                 --         (12,190)             --
  Repayment of short term loans from third parties              --          20,352              --
                                                           -------         -------         -------
Net cash (used in)/provided by investing activities           (349)          8,151             (42)
                                                           -------         -------         -------

Net cash provided by discontinued operations                   194             170              23
                                                           -------         -------         -------

NET INCREASE/(DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                 964          (2,746)            116

Cash and cash equivalents, at beginning of period            4,082           7,627             493
                                                           -------         -------         -------
Cash and cash equivalents, at end of period                  5,046           4,881             609
                                                           =======         =======         =======

Non-cash investing activities:
  Property and equipment acquired by capital lease             637              --              77
                                                           =======         =======         =======



See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  (Amounts in thousands, except per share data)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

         For the convenience of the reader, amounts in Renminbi ("RMB") have been translated into United States dollars ("US$") at the rate of US$1.00 = RMB8.28 quoted by the People's Bank of China as at June 30, 2003. No representation is made that the RMB amounts could have been, or could be, converted into US$ at that rate.

         Certain comparative amounts have been reclassified to conform with the current period classifications.

2.       PROPERTY AND EQUIPMENT

                                                         June 30,   December 31,
                                                           2003         2002
                                                          ------       ------
                                                           RMB           RMB

         At cost:
           Buildings                                         536          4,260
           Machinery, equipment and motor vehicles         3,914          4,144
           Fixtures and furniture                            219            219
                                                          ------         ------
                                                           4,669          8,623

         Accumulated depreciation                         (1,804)        (2,155)
                                                          ------         ------
                                                           2,865          6,468
                                                          ======         ======

         As at June 30, 2003, property and equipment included a leased motor vehicle with cost and accumulated depreciation of RMB1,039 and RMB25, respectively.

3.       OTHER PAYABLES AND ACCRUED LIABILITIES

                                                     June 30,     December 31,
                                                         2003             2002
                                                          RMB              RMB

         Advances from a company owned by a former
          vice president                                    -            3,710
         Accrued salaries of a director                 1,412            1,488
         Other payables                                   821            1,674
         Accrued liabilities                            1,699            2,112
                                                       ------          -------
                                                        3,932            8,984
                                                       ======           ======

4.       TRADING SECURITIES

         Included in other income/(expenses) for the six months ended June 30, 2003 and 2002 are unrealized gains/(losses) on trading securities of RMB798 (US$96) and (RMB4,700) (US$568) , respectively. Included in other income/(expenses) for the three months ended June 30, 2003 and 2002 are unrealized gains/(losses) on trading securities of RMB949 (US$115) and (RMB4,430) (US$535), respectively.

5.       DISPOSITION OF ASSETS

         Pursuant to an agreement dated April 22, 2003, the Company disposed of its entire interest in Zhuhai Zhongwei Development Company Ltd. ("Zhuhai Zhongwei") to a third party affiliated with a former vice president. The Company recognized a gain of approximately RMB327 (US$39) from the disposition which was recorded in the second quarter of 2003. The sales price was RMB6,000 (US$725) of which RMB5,095 (US$615) was offset against amounts due to a company owned by the former vice president. The remaining RMB905 (US$109) is due from the purchaser. As a result of the disposition, the Company has ceased supermarket operations.

6.       SUBSEQUENT EVENTS

         On July 15, 2003, options to purchase 160,000 shares of the Company's Common Stock for RMB24.4 (US$2.95) per share were exercised and the Company issued 160,000 shares for RMB3,908 (US$472).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         NET SALES AND GROSS PROFIT

         Sales for the six months ended June 30, 2003 consisted of trading of copper with zero gross profit margin. There were no sales of copper in the second quarter of 2003. Net sales from supermarket operations included in discontinued operations totaled RMB1,758,000 (US$212,000) and RMB1,782,000 (US$215,000) for the second quarter of 2003 and 2002, respectively. Profit from discontinued supermarket operations is reported net of income tax expense, if any.

         Since its establishment in late 1999, the contribution of supermarket operations to the Company's profitability has been insignificant. The Company sold the equity interest in its supermarket subsidiary in April 2003. The disposition is expected to improve operating and management efficiency, allowing management to focus on exploring other investment opportunities.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased by RMB4,239,000 (US$512,000) or 75.0% to RMB9,888,000 (US$1,194,000) for the first half of 2003 from RMB5,649,000 (US$682,000) for the first half of 2002. The increase was primarily attributable to the valuation allowance on VAT receivables of RMB3,126,000 (US$378,000) and the provision made on loan receivable and interest from an unaffiliated third party of RMB2,684,000 (US$324,000) provided in the first half of 2003. The increase was partially offset by a reduction of salary to the Company's CEO by approximately RMB954,000 (US$115,000) and the reduction of legal and professional fees in 2003.

         Selling, general and administrative expenses increased by RMB4,751,000 (US$574,000) or 174.5% to RMB7,473,000 (US$903,000) for the second quarter of
2003 from RMB2,722,000 (US$329,000) for the second quarter of 2002. The increase was primarily attributable to the valuation allowance on VAT receivables of RMB2,737,000 (US$331,000) and the provision made on loan receivable and interest from an unaffiliated third party of RMB2,684,000 (US$324,000) provided in the second quarter of 2003. The increase was partially offset by a reduction of salary to the Company's CEO by approximately RMB382,000 (US$46,000) and the reduction of legal and professional fees in 2003.

         FINANCIAL INCOME, NET

         Net financial income decreased by RMB162,000 (US$20,000) or 38.5% to RMB259,000 (US$31,000) for the first half of 2003 from RMB421,000 (US$51,000)
for the first half of 2002. The decrease was primarily attributable to the decrease in short term loans to unaffiliated third parties.

         Net financial income decreased by RMB53,000 (US$6,000) or 37.6% to RMB88,000(US$11,000) for the second quarter of 2003 from RMB141,000 (US$17,000) for the second quarter of 2002. The decrease was primarily attributable to the decrease in short term loans to unaffiliated third parties.

         OTHER (EXPENSE)/INCOME, NET

         Other income, net for the first half of 2003 primarily consisted of a net gain on trading of marketable securities of RMB38,000 (US$5,000) and gain on disposal of fixed assets of RMB25,000 (US$3,000). Net income/(expenses) for the first half of 2002 represented a net loss on trading of marketable securities of RMB4,700,000 (US$568,000) offset by arrangement fee income on short term loans of RMB119,000 (US$14,000).

         Other income, net for the second quarter of 2003 primarily consisted of a net gain on trading of marketable securities of RMB97,000 (US$12,000) and gain on disposal of fixed assets of RMB25,000 (US$3,000). Net income/(expenses) for the second of 2002 represented a net loss on trading of marketable securities of RMB5,100,000 (US$616,000) offset by arrangement fee income on short term loans of RMB119,000 (US$14,000).

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

         The Company had a working capital surplus of approximately RMB4,437,000 (US$536,000) as of June 30, 2003, compared to that of approximately RMB6,864,000 (US$829,000) as of December 31, 2002. Net cash provided by operating activities for the six months ended June 30, 2003 was approximately RMB1,119,000 (US$135,000), as compared to net cash used in operating activities of RMB11,067,000 (US$1,337,000) for the corresponding period in 2002. Net cash inflows/outflows from the Company's operating activities are attributable to the Company's net loss and changes in operating assets and liabilities. Net cash provided by investing activities for the six months ended June 30, 2002 was primarily attributable to advances and repayments of short term loans to/from third parties.

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

         The Company's interest income is sensitive to changes in the general level of RMB interest rates. In this regard, changes in RMB interest rates affect the interest earned on the Company's cash equivalents. At June 30, 2003, the Company's cash equivalents are primarily RMB, Hong Kong Dollar and United States Dollar deposits with financial institutions, bearing market interest rates without fixed term.

         At June 30, 2003, the Company had short-term investments in trading securities in the Hong Kong and United States stock markets with a total market value of RMB1,050,000 (US$127,000). These investments expose the Company to market risks that may cause the future value of these investments to be lower than the original cost of such investments.

         SUBSEQUENT EVENTS

         On July 15, 2003, options to purchase 160,000 shares of the Company's Common Stock for RMB24.4 (US$2.95) per share were exercised and the Company issued 160,000 shares for RMB3,908,000 (US$472,000).

ITEM 3.  CONTROLS AND PROCEDURES

         On August 14, 2003, the Company's management concluded its evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of the Evaluation Date, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company's reports under the Securities Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS:

         On June 17, 2003, the Company initiated a lawsuit in the High Court of the Hong Kong Special Administrative Region, Court of First Instance, under the caption Billion Luck Company Limited and Lee Kwong Yin. The Company is seeking to recover approximately US$322,085, plus interest at the rate of 10% from May 27, 2003, arising out of the defendant's default under a loan agreement and related promissory note in favor of the Company. The defendant failed to file a defense to the action and the Company is now seeking a judgment by default. The Company is unable to predict whether it will be able to collect upon any judgment that may be entered.

ITEM 2.  CHANGES IN SECURITIES:

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         NONE

ITEM 5.  OTHER INFORMATION:

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         31.1 CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         During the three months ended June 30, 2003, the Company filed no current report on Form 8-K.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CHINA RESOURCES DEVELOPMENT, INC.





August 14, 2003                    By:/s/ Ching Lung Po
                                      -------------------------------------
                                      Ching Lung Po, Chief Executive Officer



                                   By:/s/ Tam Cheuk Ho
                                      -------------------------------------
                                      Tam Cheuk Ho, Chief Financial Officer