Form 10QSB
period 2003-09-30
CHINA RESOURCES DEVELOPMENT INC
filed 2003-11-14
CIK 793628

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarter period ended September 30, 2003
                                     ------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,143,823 shares of common stock, $0.001 par value, as of November 14, 2003.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
             (Amounts in thousands, except share and per share data)

                                               Three Months Ended September 30,               Nine Months Ended September 30,
                                            ---------------------------------------        -------------------------------------
                                               2003           2002          2003            2003           2002           2003
                                            ---------        -------      ---------        -------        -------        -------
                                               RMB             RMB           US$             RMB            RMB            US$
NET SALES                                         853             --            103          1,297             --            157

COST OF SALES                                    (761)            --            (92)        (1,205)            --           (146)
                                            ---------        -------      ---------        -------        -------        -------
GROSS PROFIT                                       92             --             11             92             --             11

DEPRECIATION                                     (202)          (185)           (25)          (554)          (520)           (67)

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                     (17,097)        (2,457)        (2,065)       (26,985)        (8,106)        (3,259)


FINANCIAL INCOME, NET                              87            137             11            346            558             42

OTHER (EXPENSE)/INCOME, NET                     1,084           (169)           131          1,153         (4,718)           139
                                            ---------        -------      ---------        -------        -------        -------
LOSS FROM CONTINUING
  OPERATIONS BEFORE INCOME
  TAXES                                       (16,036)        (2,674)        (1,937)       (25,948)       (12,786)        (3,134)

INCOME TAXES                                       --             --             --             --             --             --
                                            ---------        -------      ---------        -------        -------        -------
LOSS FROM CONTINUING
  OPERATIONS                                  (16,036)        (2,674)        (1,937)       (25,948)       (12,786)        (3,134)

DISCONTINUED OPERATIONS

  Income from operations of discontinued
    supermarket segment (including gain
    on disposal of RMB327 in 2003),
    net of taxes of RMB0                           --             88             --            366            312             45
                                            ---------        -------      ---------        -------        -------        -------

NET LOSS                                      (16,036)        (2,586)        (1,937)       (25,582)       (12,474)        (3,089)
                                            ---------        -------      ---------        -------        -------        -------
Other comprehensive income/(loss):
  foreign currency translation
    adjustments                                    (4)            (3)            (1)            (4)           109             (1)
                                            ---------        -------      ---------        -------        -------        -------
COMPREHENSIVE LOSS                            (16,040)        (2,589)        (1,938)       (25,586)       (12,365)        (3,090)
                                            =========        =======      =========        =======        =======        =======
GAIN/(LOSS) PER SHARE: basic and
  Diluted
   Continuing operations                       (15.56)         (3.19)         (1.88)        (28.75)        (15.13)         (3.47)
   Discontinued operations                         --           0.10             --           0.41           0.37           0.05
                                            ---------        -------      ---------        -------        -------        -------
                                               (15.56)         (3.09)         (1.88)        (28.34)        (14.76)         (3.42)
                                            =========        =======      =========        =======        =======        =======

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                     1,030,345        837,823      1,030,345        902,702        837,823        902,702
                                            =========        =======      =========        =======        =======        =======

See notes to condensed consolidated financial statements

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
             (Amounts in thousands, except share and per share data)

                                                          September 30,    December 31,    September 30,
                                                                   2003            2002             2003
                                                          -------------    ------------    -------------
                                                                    RMB             RMB              US$
                                                  Notes     (Unaudited)          (Note)      (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                      12,249           4,082            1,479
  Trading securities                                                749           1,185               90
  Trade receivables                                                 277              --               34
  Inventories - finished goods                                        -             649               --
  Other receivables, deposits and prepayments                       790           6,916               95
  Short term loans receivable                                     1,113           3,498              135
  Amounts due from employees                                         --             190               --
                                                               --------        --------          -------
TOTAL CURRENT ASSETS                                             15,178          16,520            1,833
PROPERTY AND EQUIPMENT                              3             2,679           6,468              324
INVESTMENTS                                                      48,000          63,000            5,797
VALUE-ADDED TAX RECEIVABLE                                           --           3,124               --
GOODWILL                                                          5,865              --              708
                                                               --------        --------          -------
TOTAL ASSETS                                                     71,722          89,112            8,662
                                                               ========        ========          =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                  154             256               19
  Other payables and accrued liabilities            4             4,196           8,984              507
  Current portion of capital lease                                  140              --               17
  Income taxes                                                       --              50               --
  Amounts due to related companies                                  366             366               44
                                                               --------        --------          -------
TOTAL CURRENT LIABILITIES                                         4,856           9,656              587
Capital lease net of current portion                                365              --               44
                                                               --------        --------          -------
TOTAL LIABILITIES                                                 5,221           9,656              631
                                                               --------        --------          -------

SHAREHOLDERS' EQUITY
  Preferred stock, authorized -
    10,000,000 shares in 2003 and 2002
      Series B preferred  stock,  US$0.001  par value:
        Authorized - 320,000 shares
        Issued and outstanding - 320,000 shares
          in 2003 and 2002                                            3               3               --
  Common stock, US$0.001 par value:
   Authorized - 200,000,000 shares
   Issued and outstanding - 1,143,823 shares
     in 2003 and 837,823 shares in 2002                               9               7                1
Additional paid-in capital                                      181,681         169,052           21,942
Reserves                                                         28,028          28,028            3,385
Accumulated deficit                                            (143,374)       (117,792)         (17,316)
Accumulated other comprehensive gains                               154             158               19
                                                               --------        --------          -------
TOTAL SHAREHOLDERS' EQUITY                                       66,501          79,456            8,031
                                                               --------        --------          -------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                                         71,722          89,112            8,662
                                                               ========        ========          =======

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

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                             (Amounts in thousands)

                                                          Nine months ended September 30,
                                                          -------------------------------
                                                            2003        2002        2003
                                                          -------     -------     -------
                                                            RMB         RMB          US$

Net cash provided by/(used in) operating activities         1,562     (14,611)        188
                                                          -------     -------     -------
INVESTING ACTIVITIES
  Purchases of property and equipment                        (418)        (25)        (50)
  Proceeds from disposal of property and equipment            151          --          18
  Repayment of principal of capital leases                   (118)         --         (14)
  Advances of short term loans to third parties                --     (12,190)         --
  Repayment of short term loans from third parties            159      22,048          19
                                                          -------     -------     -------
Net cash (used in)/provided by investing activities          (226)      9,833         (27)
                                                          -------     -------     -------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                    6,637          --         802
                                                          -------     -------     -------

Net cash provided by/(used in) discontinued operations        194        (353)         23
                                                          -------     -------     -------

NET INCREASE/(DECREASE) IN CASH AND CASH
   EQUIVALENTS                                              8,167      (5,131)        986

Cash and cash equivalents, at beginning of period           4,082       7,627         493
                                                          -------     -------     -------
Cash and cash equivalents, at end of period                12,249       2,496       1,479
                                                          =======     =======     =======

Non-cash investing activities:
  Property and equipment acquired by capital lease            637          --          77
                                                          =======     =======     =======

Business acquisition:
  Fair value of assets acquired                             6,197          --         748
  Liabilities assumed                                        (203)         --         (24)
                                                          -------     -------     -------
  Common stock issued                                       5,994          --         724
                                                          =======     =======     =======

See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  (Amounts in thousands, except per share data)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

         For the convenience of the reader, amounts in Renminbi ("RMB") have been translated into United States dollars ("US$") at the rate of US$1.00 = RMB8.28 quoted by the People's Bank of China as at September 30, 2003. No representation is made that the RMB amounts could have been, or could be, converted into US$ at that rate.

         Certain comparative amounts have been reclassified to conform with the current period classifications.

2.       SHAREHOLDERS' EQUITY

         On July 15, 2003, options to purchase 160,000 shares of the Company's Common Stock for US$2.95 per share were exercised and the Company issued 160,000 shares for US$472. On August 18, 2003, the board of directors granted options to certain employees to purchase 46,000 shares of the Company's Common Stock at an exercise price of US$7.165, exercisable from August 19, 2003 until August 19, 2006. On August 20, 2003, the options to purchase the 46,000 shares of the Company's Common Stock for US$7.165 per share were exercised and the Company issued the shares for US$330.

3.       PROPERTY AND EQUIPMENT

                                                    September 30,    December 31,
                                                             2003            2002
                                                           ------          ------
                                                              RMB             RMB
         At cost:
           Buildings                                          536           4,260
           Machinery, equipment and motor vehicles          3,930           4,144
           Fixtures and furniture                             219             219
                                                           ------          ------
                                                            4,685           8,623

         Accumulated depreciation                          (2,006)         (2,155)
                                                           ------          ------
                                                            2,679           6,468
                                                           ======          ======

         As at September 30, 2003, property and equipment included a leased motor vehicle with cost and accumulated depreciation of RMB1,039 (US$125) and RMB75 (US$9), respectively.

4.       OTHER PAYABLES AND ACCRUED LIABILITIES

                                                    September 30,    December 31,
                                                             2003            2002
                                                            -----           -----
                                                              RMB             RMB
         Advances from a company owned by a former
          vice president                                       --           3,710
         Accrued salaries of a director                     1,507           1,488
         Other payables                                       734           1,674
         Accrued liabilities                                1,955           2,112
                                                            -----           -----
                                                            4,196           8,984
                                                            =====           =====

5.       TRADING SECURITIES

         Included in other income/(expenses) for the nine months ended September 30, 2003 and 2002 are unrealized gains/(losses) on trading securities of (RMB50) (US$6) and (RMB2,007) (US$242), respectively. Included in other income/(expenses) for the three months ended September 30, 2003 and 2002 are unrealized gains/(losses) on trading securities of (RMB748) (US$90) and RMB5,992 (US$724), respectively.

6.       DISPOSITION OF ASSETS

         Pursuant to an agreement dated April 22, 2003, the Company disposed of its entire interest in Zhuhai Zhongwei Development Company Ltd. ("Zhuhai Zhongwei") to a third party affiliated with a former vice president. The Company recognized a gain of approximately RMB327 (US$39) from the disposition which was recorded in the second quarter of 2003. The sales price was RMB6,000 (US$725) and was fully settled by offsetting against amounts due to a company owned by the former vice president. As a result of the disposition, the Company has ceased supermarket operations. The carrying amount of the major classes of assets and liabilities included in the disposal include cash of RMB1,725 (US$208), inventories of RMB679 (US$82), other receivables, deposits and prepayments of RMB205 (US$25) and trade and other payables and other liabilities of RMB1,036 (US$125).

7.       BUSINESS ACQUISITION

         On August 29, 2003, the Company acquired a100% equity interest in Isense Limited, a Hong Kong company ("Isense"), for total consideration of US$724 (the "Purchase Consideration"). The Company has satisfied the Purchase Consideration by issuing 100,000 shares of the Company's unregistered restricted common stock to the former sole equity owners of Isense. The acquisition has been accounted for as a purchase and goodwill (all of which is expected to be tax deductible) of RMB5,865 was recorded on acquisition. The results of operations of Isense have been included in the condensed, consolidated financial statements since the date of acquisition.

         The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition. The allocation of the purchase price is subject to refinement.


                                        RMB             US$
                                     ------          ------
         Current assets                 332              40
         Goodwill                     5,865             708
         Current liabilities           (203)            (24)
                                      -----             ---
         Net assets acquired          5,994             724
                                      =====             ===

         The Company acquired Isense to provide advertising, promotion and public relations services in Hong Kong and mainland China to both local and international customers.

8.       INVESTMENTS
                                                        RMB        US$
                                                       ------     -----

         Cost method investments comprise:

         Investment in Hainan Sundiro
           Motorcycle Co., Ltd (Sundiro)
           at December 31, 2002                        63,000     7,609

         Valuation allowance for the
           nine months ended September 30, 2003        15,000     1,812
                                                       ------     -----
                                                       48,000     5,797
                                                       ======     =====

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         NET SALES AND GROSS PROFIT

         Sales for the nine months ended September 30, 2003 consisted of trading of copper of RMB1,058,000 (US$128,000) with zero gross profit margin, and revenues from our advertising and public relations services of RMB239,000 (US$29) with gross profit margin of 38%. Net sales from supermarket operations included in discontinued operations totaled RMB1,758,000 (US$212,000) and RMB5,479,000 (US$662,000) for the nine months ended September 30 2003 and 2002, respectively. Profit from discontinued supermarket operations is reported net of income tax expense, if any.

         Sales for the third quarter of 2003 consisted of trading of copper of RMB614,000 (US$74,000) with zero gross profit margin, and revenues from our advertising and public relations services of RMB239,000 (US$29) with gross profit margin of 38%.

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

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased by RMB18,879,000 (US$2,280,000) or 233% to RMB26,985,000 (US$3,259,000) for the nine months ended
September 30, 2003 from RMB8,106,000 (US$979,000) for the nine months ended September 30, 2002. The increase was primarily attributable to the write off of VAT receivables of RMB3,124,000 (US$378,000), the provision made on loan receivable and interest from an unaffiliated third party of RMB2,684,000 (US$324,000) and impairment loss on investment of RMB15,000,000 (US$1,812,000). The increase was partially offset by a reduction of salary to the Company's CEO by approximately RMB954,000 (US$115,000) and the reduction of legal and professional fees in 2003.

         Selling, general and administrative expenses increased by RMB14,640,000 (US$1,768,000) or 596% to RMB17,097,000 (US$2,065,000) for the third quarter of
2003 from RMB2,457,000 (US$297,000) for the third quarter of 2002. The increase was primarily attributable to impairment loss on investment of RMB15,000,000 (US$1,812,000) provided in the third quarter of 2003. The increase was partially offset by a reduction of legal and professional fees in 2003.

         FINANCIAL INCOME, NET

         Net financial income decreased by RMB212,000 (US$26,000) or 38.0 % to RMB346,000 (US$42,000) for the nine months ended September 30, 2003 from RMB558,000 (US$67,000) for the nine months ended September 30, 2002. The decrease was primarily attributable to the decrease in short term loans to unaffiliated third parties.

         Net financial income decreased by RMB50,000 (US$6,000) or 36.5% to RMB87,000(US$11,000) for the third quarter of 2003 from RMB137,000 (US$17,000)
for the third quarter of 2002. The decrease was primarily attributable to the decrease in short term loans to unaffiliated third parties.

         OTHER (EXPENSE)/INCOME, NET

         Other income, net for the nine months ended September 30, 2003 primarily consisted of a net gain on trading of marketable securities of RMB1,135,000 (US$137,000) and gain on disposal of fixed assets of RMB25,000 (US$3,000). Net income/(expenses) for the nine months ended September 30, 2002 represented a net loss on trading of marketable securities of RMB4,839,000 (US$584,000) offset by arrangement fee income on short term loans of RMB119,000 (US$14,000).

         Other income, net for the third quarter of 2003 and 2002 primarily consisted of a net gain/(loss) on trading of marketable securities.

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

         NET LOSS

         Net loss, which increased by RMB13,450,000 (US$1,624,000) and RMB13,108,000 (US$1,583,000) for the three months and nine months ended September 30, 2003, respectively, was primarily attributable to impairment loss on investment of RMB15,000,000 (US$1,812,000) which was partially offset by a reduction of salary of the Company's CEO and legal and professional fees in 2003.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary liquidity needs are to fund operating expenses and to expand business operations. The Company has financed its working capital requirements primarily through internally generated cash.

         The Company had a working capital surplus of approximately RMB10,322,000 (US$1,247,000) as of September 30, 2003, compared to that of approximately RMB6,864,000 (US$829,000) as of December 31, 2002. Net cash provided by operating activities for the nine months ended September 30, 2003 was approximately RMB1,562,000 (US$188,000), as compared to net cash used in operating activities of RMB14,611,000 (US$1,765,000) for the corresponding period in 2002. Net cash inflows/outflows from the Company's operating activities are attributable to the Company's net loss and changes in operating assets and liabilities. Net cash provided by investing activities for the nine months ended September 30, 2002 was primarily attributable to advances and repayments of short term loans to/from third parties.

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

         The Company's interest income is sensitive to changes in the general level of RMB interest rates. In this regard, changes in RMB interest rates affect the interest earned on the Company's cash equivalents. At September 30, 2003, the Company's cash equivalents are primarily RMB, Hong Kong Dollar and United States Dollar deposits with financial institutions, bearing market interest rates without fixed term.

         At September 30, 2003, the Company had short-term investments in trading securities in the Hong Kong and United States stock markets with a total market value of RMB749,000 (US$90,000). These investments expose the Company to market risks that may cause the future value of these investments to be lower than the original cost of such investments.

ITEM 3.  CONTROLS AND PROCEDURES

         On November 12, 2003, the Company's management concluded its evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of the Evaluation Date, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company's reports under the Securities Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

         On June 17, 2003, Billion Luck Company Limited, a wholly owned subsidiary of the Company, initiated a lawsuit in the High Court of the Hong Kong Special Administrative Region, Court of First Instance, under the caption "Billion Luck Company Limited and Lee Kwong Yin." Billion Luck sought to recover approximately US$322,085, plus interest at the rate of 10% from May 27, 2003, arising out of the defendant's default under a loan agreement and related promissory note in favor of Billion Luck. The defendant failed to file a defense to the action and Billion Luck sought a judgment by default.

         On August 12, 2003, the High Court of the Hong Kong Special Administrative Region adjudged that the defendant pay to Billion Luck approximately US$322,085 due to the defendant's default under a loan agreement and promissory note. The Company is unable to predict whether it will be able to collect upon the award of the Court.

ITEM 2.  CHANGES IN SECURITIES:

         On July 15, 2003, options to purchase 160,000 shares of the Company's Common Stock for US$2.95 per share were exercised and the Company issued 160,000 shares for US$472,000. On August 18, 2003, the board of directors granted options to certain employees to purchase 46,000 shares of the Company's Common Stock at an exercise price of US$7.165, exercisable from August 19, 2003 until August 19, 2006. On August 20, 2003, the options to purchase the 46,000 shares of the Company's Common Stock for US$7.165 per share were exercised and the Company issued the shares for US$330,000.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         NONE

ITEM 5.  OTHER INFORMATION:

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

10.17 Acquisition Agreement dated August 25, 2003 by and among the Registrant, Isense Limited, Ngan Chiu Wai Jenny and Kwok Kwan Hung.

31.1 CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         During the three months ended September 30, 2003, the Company filed no current report on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CHINA RESOURCES DEVELOPMENT, INC.





November 14, 2003                  By:/s/ Ching Lung Po
                                      --------------------------------------
                                      Ching Lung Po, Chief Executive Officer



                                   By:/s/ Tam Cheuk Ho
                                      -------------------------------------
                                      Tam Cheuk Ho, Chief Financial Officer