Form 10KSB
period 2003-12-31
CHINA RESOURCES DEVELOPMENT INC
filed 2004-03-30
CIK 793628

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                        CHINA RESOURCES DEVELOPMENT, INC.
             (Exact name of Registrant as specified in its Charter)

           Nevada                         0-26046                87-0263643
           ------                         -------                ----------
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

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 26, 2004 computed by reference to the average bid and asked prices of such stock: $7,269,000.

         Note: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 1,143,823 shares of Common Stock, $.001 par value (as of March 26, 2004).

         Transitional Small Business Disclosure Format (check one):
Yes [ ]   No  [X]

         DOCUMENTS INCORPORATED BY REFERENCE:  None.

                                   CONVENTIONS
                                   -----------

         Unless otherwise specified, all references in this report to "U.S. Dollars," "Dollars," "US$," or "$" are to United States dollars; all references to "Hong Kong Dollars" or "HK$" are to Hong Kong dollars; and all references to "Renminbi" or "RMB" are to Renminbi yuan, which is the lawful currency of the People's Republic of China ("China" or "PRC"). The Company maintains its accounts in U.S. Dollars. The accounts of the Company's subsidiaries are maintained in either Hong Kong Dollars or Renminbi. The financial statements of the Company and its subsidiaries are prepared in Renminbi. Translations of amounts from Renminbi to U.S. Dollars and from Hong Kong Dollars to U.S. Dollars are for the convenience of the reader. Unless otherwise indicated, any translations from Renminbi to U.S. Dollars or from U.S. Dollars to Renminbi have been made at the single rate of exchange as quoted by the People's Bank of China (the "PBOC Rate") on December 31, 2003, which was U.S.$1.00 = Rmb8.28. Translations from Hong Kong Dollars to U.S. Dollars have been made at the single rate of exchange as quoted by the Hongkong and Shanghai Banking Corporation Limited on December 31, 2003, which was US$1.00 = HK$7.80. The Renminbi is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of Renminbi into U.S. Dollars or other currencies. All foreign exchange transactions take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. No representation is made that the Renminbi or U.S. Dollar amounts referred to herein could have been or could be converted into U.S. Dollars or Renminbi, as the case may be, at the PBOC Rate or at all.

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

         References to "HARC" are to Hainan Cihui Industrial Company Limited (formerly known as Hainan Zhongwei Agricultural Resources Company Limited and Hainan Agricultural Resources Company Limited), a Sino-foreign joint stock company organized in the PRC, and a wholly-owned subsidiary of the Company.

         References to "iSense" are to iSense Limited, a Hong Kong company whose capital was 100% acquired by the Company on August 29, 2003.

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

         References to "Xubu" are to Shenzhen Xubu Investment Co. Ltd., a company organized in the PRC and, until its sale in February 2004, a wholly-owned subsidiary of HARC.

         References to "Zhongwei Trading" are to Hainan Zhongwei Trading Company Limited, a company organized in the PRC, whose capital is owned 95% by HARC and 5% by Billion Luck.

         References to "Zhuhai Zhongwei" are to Zhuhai Zhongwei Development Company Limited, a company organized in the PRC and, until its sale in April 2003, a wholly-owned subsidiary of HARC.


Forward-Looking Statements

         This report contains statements that constitute forward-looking statements. Those statements appear in a number of places in this report and include, without limitation, statements regarding the intent, belief and current expectations of the Company, its directors or its officers with respect to the Company's policies regarding investments, dispositions, financings, conflicts of interest and other matters; and trends affecting the Company's financial condition or results of operations. Any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and actual results may differ materially from those in the forward-looking statement as a result of various factors. The accompanying information contained in this report, including without limitation the information set forth above and the information set forth under the heading, "Management's Discussion and Analysis or Plan of Operation," identifies important factors that could cause such differences. With respect to any such forward-looking statement that includes a statement of its underlying assumptions or bases, the Company cautions that, while it believes such assumptions or bases to be reasonable and has formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished.

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

         Since 2000, the Company has been primarily engaged in identifying, acquiring and operating business opportunities and, when management deems it advisable, disposing of acquired businesses. Since the disposition of businesses may, from time-to-time, consist of the sale of assets, the Company maintains ownership over numerous direct and indirect currently inactive wholly owned subsidiaries, organized under the laws of various jurisdictions, that may be used in connection with business opportunities in the future.

         As at December 31, 2003, the Company and its subsidiaries had a total of 20 employees as follows:

         Accounting, administration and management          12
         Advertising and promotion                           2
         Cashier                                             2
         Others                                              4
                                                            --
                                                            20
                                                            ==

         The following describes activities conducted by the Company's subsidiaries during the year ended December 31, 2003. As of December 31, 2003, the Company's only active business operations consisted of its advertising, promotion and public relations businesses conducted through Isense.

ISENSE
------
         On August 29, 2003, the Company acquired all of the issued and outstanding capital stock of iSense for total consideration of RMB5,994,000 (US$724,000), in exchange for the issuance of 100,000 shares of the Company's unregistered restricted common stock to the former sole equity owners of iSense. The number of shares issued was based upon the US$7.24 closing price of the Company's common stock (as quoted on the Nasdaq SmallCap Market) on August 22, 2003. The Company acquired iSense to provide advertising, promotion and public relations services in Hong Kong and mainland China to both local and international customers.

         The Company has been engaged in advertising, promotion and public relations services since the third quarter of 2003 through the acquisition of iSense. Incorporated in March 2000 in Hong Kong, iSense is an integrated marketing company dedicated to providing creative advertising and promotions services to both local and international customers engaged in various industries, including technology and new media, healthcare products and consumer goods.

         The advertising business is not seasonal in nature. Since its incorporation, iSense has serviced approximately 50 customers. For the period from acquisition to December 31, 2003, 1 advertising customer accounted for 11% of total sales. All sales were made in Hong Kong dollars.

HARC
----

         HARC is a Sino-foreign joint stock company incorporated in the PRC on June 28, 1994 with a registered capital of RMB100 million (US$12.1 million). HARC owns a 5.3% equity interest in unlisted shares of Hainan Sundiro Motorcycle Co., Ltd., a PRC company listed on the Shenzhen Stock Exchange in the PRC. HARC also trades copper occasionally for its own account.

SUNWIDE

         Sunwide, which is wholly owned by Billion Luck, was incorporated in the British Virgin Islands on January 22, 2001. Sunwide is mainly engaged in investing in marketable securities, traded in US markets, as short-term investments.

SILVER MOON

         Silver Moon is a British Virgin Islands company incorporated on March 24, 2000. The principal business of Silver Moon and its wholly-owned subsidiary, Medi-China (formerly known as Sky Creation Technology Limited), a Hong Kong company incorporated on October 15, 1999, is to provide online Internet healthcare content, through its website, medi-china.com, which offers health-related content in both English and Chinese, with a focus on Chinese herbal medicine and therapies. Neither Silver Moon nor Medi-China is currently engaged in active business operations, however, they are poised to recommence their healthcare-related website to the extent that the e-commerce industry stabilizes and demonstrates signs of revival.

ZHUHAI ZHONGWEI

         The Company was engaged in retail supermarket operations from the fourth quarter of 1999 through the first quarter of 2003 which Zhuhai Zhongwei operated in Zhuhai City of Guangdong Province.

         The Company ceased its supermarket operations following the disposition of the assets of Zhuhai Zhongwei in 2003 to a third party affiliated with a former vice president, for a net consideration of RMB6,000,000 (US$725,000).

XUBU

         Xubu was incorporated on June 18, 1999, with a registered capital of RMB30 million (US$3.6 million). Xubu is a wholly-owned subsidiary of HARC. Based in Shenzhen, Xubu was established for the purpose of seeking investment opportunities in China. No investment opportunities have yet been funded and the Company disposed of its entire interest in Xubu on February 10, 2004, to an unaffiliated third party, for a net consideration of RMB1,230,090 (US$149,000).


[Item 2]                           PROPERTIES

         The Company's administrative offices and its principal subsidiaries are located in Hong Kong, Hainan and Shenzhen in the PRC.

         Pursuant to an office sharing agreement dated September 1, 2000, the Company's head office in Hong Kong is shared on an equal basis between the Company and Anka Consultants Limited, a private Hong Kong company which is owned by certain directors of the Company. The lease was for an initial term of 2 years from September 1, 2000 to August 31, 2002 and was renewed for an additional two years, which commenced September 1, 2002. The total area of the office is approximately 230 square meters. For the years ended December 31, 2002 and 2003, the Company paid its share of rental expenses to Anka Consultants Limited amounting to RMB284,000 (US$34,000) and RMB242,000 (US$29,000),
respectively. The office sharing agreement provides that the Company share certain costs and expenses in connection with its use of the office.

         The Company is a party to a rental agreement entered into between HARC and Haikou Nanyang Building Co. Ltd., an unaffiliated third party, covering office space in Hainan with a total gross area of 138 square meters. The rental agreement was for a period of 1 year from June 4, 2002 to June 3, 2003 at a monthly rental of RMB3,631 (US$439). The rental agreement was renewed for two years from June 4, 2003 to June 3, 2005 at a monthly rental of RMB3,988 (US$482).

         HARC also maintains a branch office in Shenzhen with a total gross area of 708 square meters. The rental agreement is for a period of 8 years from December 1, 1999 to December 1, 2007 at an annual rental of RMB509,540 (US$61,538).


[Item 3]                       LEGAL PROCEEDINGS

         On June 17, 2003, Billion Luck Company Limited, initiated a lawsuit in the High Court of the Hong Kong Special Administrative Region, Court of First Instance (the "High Court"), under the caption "Billion Luck Company Limited and Lee Kwong Yin." Billion Luck sought to recover approximately RMB2,667,000 (US$322,085), plus interest at the rate of 10% from May 27, 2003, arising out of the defendant's default under a loan agreement and related promissory note in favor of Billion Luck. The defendant failed to file a defense to the action and Billion Luck sought a judgment by default. On August 12, 2003, the High Court adjudged that the defendant pay to Billion Luck approximately US$322,085 due to the defendant's default under the loan agreement and promissory note. On November 12, 2003, a bankruptcy petition against Lee Kwong Yin was filed with the High Court based on his failure to satisfy a Statutory Demand served upon him on August 27, 2003. On March 1, 2003, the High Court ordered that a bankruptcy order be granted against Lee Kwong Yin. The Company is unable to predict whether it will be able to collect upon the award of the Court.


[Item 4]                   SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS

         On December 18, 2003, the Company held its annual meeting of shareholders, at which a quorum of shares held of record on November 14, 2003 were present in person or represented by proxy, and the following proposals were approved by the holders of a majority of the outstanding shares of the Company present at the meeting and entitled to vote:

         1. the election of Tam Cheuk Ho and Wong Wah On to serve as Class I directors (Tam Cheuk Ho - 1,388,458 votes for, 20 votes against, 4,917 abstentions; Wong Wah On - 1,388,428 votes for, 50 votes against, 4,917 abstentions); and

         2. the approval and adoption of the Company's 2003 Equity Compensation Plan (802,341 votes for, 14,875 votes against, 3,236 abstentions); and

         3. the ratification of the appointment of Horwath Gelfond Hochstadt Pangburn, P.C. as the Company's independent accountants for the fiscal year ending December 31, 2003 (1,391,248 votes for, 1,302 votes against, 845 abstentions).


                                     PART II

[Item 5]       MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
            MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         The Company's Common Stock is quoted on the electronic inter-dealer quotation system operated by The Nasdaq Stock Market, Inc. ("The Nasdaq Stock Market"), a subsidiary of the National Association of Securities Dealers, Inc. ("NASD"), in the category of Small Cap Issues. Since August 7, 1995, the Company's Common Stock has traded on The Nasdaq Stock Market under the symbol "CHRB." The following table sets forth the high and low bid prices for the Company's Common Stock as reported by The Nasdaq Stock Market for each fiscal quarter of 2002 and 2003. The bid prices are inter-dealer prices, without retail markup, markdown or commission, and may not necessarily reflect actual transactions. All of the below quotations were obtained from Bloomberg Business
News:

                      Period                             High Bid     Low Bid
                      ------                             --------     -------

         2002 Fiscal Year, quarter ended:
                  March 31, 2002.....................       $2.80      $2.15
                  June 30, 2002......................        2.51       1.80
                  September 30, 2002.................        2.60       1.20
                  December 31, 2002..................        2.11       1.13
         2003 Fiscal Year, quarter ended:
                  March 31, 2003.....................       $2.15      $1.26
                  June 30, 2003......................        4.45       1.52
                  September 30, 2003.................       13.26       4.60
                  December 31, 2003..................        8.73       4.80

         On December 31, 2003, there were approximately 1,970 holders of record of the Company's Common Stock.

         The Company has not paid any dividends with respect to its Common Stock and has no present plan to pay any dividends in the foreseeable future. The Company intends to retain its earnings to support the growth and expansion of its business.

         Any dividends paid in the future by the Company will be paid at the discretion of the Company's Board of Directors and will be dependent upon distributions, if any, made by its subsidiaries. Applicable PRC law requires that, before distributing profits to investors, the companies must (1) satisfy all taxes; (2) allocate a specified percentage of after-tax profits to surplus reserve (10% of after-tax profits) and collective welfare fund (5-10% of after-tax profits). In addition to the foregoing, any future determination to pay a dividend to holders of shares of common stock will depend on the Company's results of operations, its financial condition and other factors deemed relevant by the Board of Directors. Since the acquisition of Billion Luck by the Company in December 1994, the Company has not received any distributions from any of its subsidiaries and has not made any distributions to its shareholders.


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

OVERVIEW

THE COMPANY

         The Company commenced operations of its supermarket, through Zhuhai Zhongwei during the fourth quarter of 1999. As the contribution of supermarket operations to the Company's profitability was insignificant since its establishment, the Company disposed of its entire interest in Zhuhai Zhongwei on April 22, 2003. On August 29, 2003, the Company acquired a 100% equity interest in iSense to provide advertising, promotion and public relations services in Hong Kong and mainland China to both local and international customers. In light of the foregoing transactions, operating results of prior years should not be viewed as being indicative of operating results that may be expected in future years. The Company is actively seeking other business opportunities to enhance shareholder values.

         The statements under "Results of Operations" and "Liquidity and Capital Resources" relate to the operations and financial condition of the Company and its direct and indirect subsidiaries.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

SALES AND GROSS PROFIT-COPPER

         In 2002 and 2003, the Company occasionally traded copper. For the year ended December 31, 2002, sales and gross profit amounted to RMB1,948,000 (US$235,000) and RMB3,000 (US$362), respectively. For the year ended December 31, 2003, sales and gross profit amounted to RMB1,904,000 (US$230,000) and nil, respectively.

SALES AND GROSS PROFIT- SUPERMARKET OPERATIONS

         For the year ended December 31, 2002, net sales and gross profit from supermarket operations amounted to RMB7,222,000 (US$872,000) and RMB417,000 (US$50,000), respectively. The Company ceased its supermarket operations following the disposition of entire interest in Zhuhai Zhongwei on April 22, 2003. Net Sales included in discontinued operations totaled RMB1,758,000 (US$212,000) with gross profit of RMB201,000 (US$24,000) for the year ended December 31, 2003. Profit from discontinued supermarket operations is reported net of income tax expense, if any.

SALES AND GROSS PROFIT- ADVERTISING AND PROMOTION

         The Company has been engaged in advertising, promotion and public relations services since its acquisition of iSense on August 29, 2003. For the year ended December 31, 2003, net sales and gross profit amounted to RMB1,145,000 (US$138,000) and RMB277,000 (US$33,000), respectively.

VALUATION ALLOWANCES

         For the year ended December 31, 2002, valuation allowances included the impairment loss on the Company's investment in Hainan Sundiro Motorcycle Co. Ltd. amounting to RMB46,615,000 (US$5,630,000), and the write off of VAT receivable of RMB1,563,000 (US$189,000). For the year ended December 31, 2003, valuation allowances included the impairment loss on the Company's investment in Hainan Sundiro Motorcycle Co. Ltd. amounting to RMB19,000,000 (US$2,295,000), the write off of VAT receivable of RMB3,126,000 (US$377,000) and the write off of loan and interest receivables of RMB2,684,000 (US$324,000).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses decreased by RMB866,000 (US$105,000) or 11.9% to RMB6,401,000 (US$773,000) in 2003 from RMB7,267,000
(US$878,000) in 2002. The decrease was mainly due to reduction of salaries and traveling expenses.

INTEREST INCOME, NET

         Net financial income decreased by 52.1% from RMB654,000 (US$79,000) in 2002 to RMB313,000 (US$38,000) in 2003. The decrease was mainly attributable to the default of a short-term loan and related interest receivable of RMB2,684,000 (US$324,000).

OTHER INCOME/(EXPENSES), NET

         Net other expenses in 2002 mainly represented the net loss on trading of marketable securities of RMB1,622,000 (US$196,000). Net other income in 2003 mainly consisted of a net gain on trading of marketable securities of RMB1,157,000 (US$140,000).

INCOME TAXES

         It is management's current intention to reinvest all income attributable to the Company earned by its operations outside the US. Accordingly, no US federal and state income taxes have been provided in these consolidated financial statements.

         Income taxes in 2002 consist of PRC federal income tax computed at 15% on assessable income for foreign investment enterprises operating in Zhuhai.

CRITICAL ACCOUNTING POLICIES

         Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and assumptions. We believe that the following are some of the more significant judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

INTANGIBLE ASSETS

         The Company's intangible assets consisted of goodwill arising from the acquisition of Isense. Management performs an analysis to determine the recoverability of the asset's carrying value. Management's analysis indicated that there was no impairment loss of intangible assets as of December 31, 2003.

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

DEFERRED TAX ASSETS

         The Company is required to assess the ultimate realization of deferred tax assets generated from net operating loss carryforwards. This assessment takes into consideration the availability and character of future taxable income. As management estimates that there will be no taxable income generated for the foreseeable future, no deferred tax assets are recognized in the financial statements.

REVENUE RECOGNITION

         Revenue from product sales is recognized at the point of sale for retail sales and upon the delivery of goods or completion of services for other sales, when all performance obligations have been completed and there is reasonably assured collectibility. Dividend income is recognized upon the establishment of the right to receive such payment.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

           In November 2002, the Financial Accounting Standards Board ("FASB") issued SFAS Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The adoption of FIN 45 did not have a significant immediate impact on the financial condition or results of operations of the Company, as the Company has made no guarantees.

           In January 2003, the FASB issued SFAS Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity ("VIE") to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. In December 2003, the FASB approved a partial deferral of FIN 46 along with various other amendments. The effective date for this interpretation has been extended until the first fiscal period ending after December 15, 2004. However, prior to the required application of this interpretation, a public entity that is a small business issuer shall apply this interpretation to those entities that are considered to be special purpose entities no later than as of the end of the first reporting period after December 15, 2003. As the Company does not currently have an interest in a VIE, management does not expect that the adoption of FIN 46 will have a significant immediate impact on the financial condition or results of operations of the Company.

           In June 2002, the FASB issued SFAS No. 146, Accounting for Costs, Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The Company does not expect that the adoption of SFAS No. 146 will have a significant immediate impact on its financial condition or results of operations.

           In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, and establishes two alternative methods of transition from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosure about the effects on reported net income (loss) and requires disclosure for these effects in interim financial information. The provisions for the alternative transition methods are effective for fiscal years ending after December 15, 2002, and the amended disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company adopted the disclosure only provisions of SFAS No. 148 in 2003 and plans to continue accounting for stock-based compensation under APB 25.

           In May 2003, the FASB issued SFAS No. 150 ("SFAS 150"), Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provision of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, except for those provisions relating to mandatorily redeemable non-controlling interests, which have been deferred. The adoption of SFAS No. 150 did not have a material impact on the financial position or results of operation of the Company. If the deferred provisions of SFAS No. 150 are finalized in their current form, management does not expect adoption to have a material effect on the financial position or results of operation of the Company.



LIQUIDITY AND CAPITAL RESOURCES

         The Company's and its subsidiaries' primary liquidity needs are to fund operating expenses, and to expand business operations. The Company has financed its working capital requirements through internally generated cash.

         Net cash (used in)/provided by operating activities was (RMB5,403,000) (US$653,000) and RMB4,540,000 (US$548,000) in fiscal 2002 and 2003, respectively. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in operating assets and liabilities.

         The following summarizes the Company's financial condition and liquidity at the dates indicated:

                                                     At December 31,
                                                     ---------------
                                                  2003              2002
                                                  ----              ----
         Current ratio                            2.5x              1.7x
         Working capital                     9,107,000         6,864,000
         Ratio of long-term debt to total
           shareholders' equity                  .005x               N/A

         Net cash provided by investing activities was RMB11,990,000 (US$1,448,000) and RMB42,000 (US$5,000) in fiscal 2002 and 2003, respectively.
Net cash flows from the Company's investing activities in 2002 were attributable to repayment of a short term loan from a third party. Net cash provided by/(used in) financing activities was (RMB11,298,000) (US$1,364,000) and RMB3,665,000 (US$442,000) in fiscal 2002 and 2003, respectively. Net cash flows from the Company's financing activities in 2003 were attributable to proceeds from issuance of common stocks from the exercise of stock options.

         The Company has no contractual obligations and commercial commitment as at December 31, 2003 except the following:

                                 Total               <1 year        2-5 years
                                 -----               -------        ---------
         Operating leases     2,086,000              580,000        1,506,000
         Capital lease          472,000              151,000          321,000

         Except as disclosed above, there have been no significant changes in the financial condition and liquidity during the year. The Company believes that internally generated funds will be sufficient to satisfy its anticipated working capital needs for at least the next 12 months.

OFF BALANCE SHEET ARRANGEMENTS

         The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

o The PRC does not have a comprehensive system of laws and enforcement of existing laws may be uncertain and sporadic, and the implementation and interpretation thereof inconsistent. Even where adequate law exists in the PRC, it may be difficult to obtain swift and equitable enforcement of such law, or to obtain enforcement of a judgment by a court of another jurisdiction. Decided legal cases are without binding legal effect, although judges are often guided by prior decisions. The interpretation of PRC laws may be subject to policy changes reflecting domestic political changes, and new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. The activities of the Company's subsidiaries in China are subject to PRC regulations governing PRC companies. In particular, the realization of the Company's future plans in China will also be subject to PRC government approvals.

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

o The Company's interest income is sensitive to changes in the general level of Renminbi and Hong Kong dollars interest rates. In this regard, changes in interest rates affect the interest earned on the Company's cash equivalents. As of December 31, 2003, the Company's cash equivalents are mainly Renminbi and Hong Kong Dollar deposits with financial institutions, bearing market interest rates without fixed term.

o While we are a Nevada corporation, our officers and directors are non-residents of the United States, our assets are located in the PRC and our operations are conducted in the PRC; therefore, it may not be possible to effect service of process on such persons in the United States, and it may be difficult to enforce any judgments rendered against us or them.

GENERAL RISKS OF OPERATIONS

o We have discontinued many of our operations and we are currently dependent upon the success of one line of business - our advertising, promotion and public relations operations; and while our advertising business generates operating revenues, those revenues are not sufficient to offset expenses, resulting in continued losses from operations.

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

o As of December 31, 2003, the Company had short-term investments in marketable securities in the Hong Kong stock market with a total market value of RMB598,000 (US$72,000). These investments expose the Company to market risks that may cause the future value of these investments to be lower than the original cost of such investments at the time of purchase.

o The market for our Common Stock is not active and the limited trading volume in our shares could result in substantial market volatility in the price for our shares.

o We do not intend to pay dividends for the foreseeable future - we intend to reinvest earnings from operations, if any, back into our operations. The payment of dividends is subject to numerous restrictions imposed under PRC law.


[Item 7]                      FINANCIAL STATEMENTS

         The Company's Consolidated Financial Statements for the fiscal years ended December 31, 2002 and 2003 are included herewith as Appendix A and incorporated herein by reference.


[Item 8]         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

[Item 8A]                   CONTROLS AND PROCEDURES

         On March 26, 2004, the Company's management concluded its evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Annual Report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

         The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

         As of the evaluation date, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.


                                    PART III

[Item 9]       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the current directors and executive officers of the Company, and their ages and positions with the Company:

                     Age                Position
                     ---                --------

Ching Lung Po        57     Chairman of the Board of Directors, President and
                            Chief Executive Officer

Tam Cheuk Ho         41     Director and Chief Financial Officer

Wong Wah On          40     Director, Secretary and Financial Controller

Lam Kwan Sing        34     Director

Ng Kin Sing          41     Director

Lo Kin Cheung        39     Director

         Mr. Ching Lung Po has been a director of the Company since February 4, 1998. He was appointed Chairman of the Board of Directors on January 25, 1999, Chief Executive Officer and President of the Company on February 1, 1999 and June 1, 1999, respectively. Mr. Ching has also been the Chairman of the Board of Directors and President of OVM International Holding Corp. (Pink Sheets:
OVMI.pk), since September 1996. Mr. Ching has been involved for more than 20 years in the management of production and technology for industrial enterprises in PRC. He worked in Heilongjiang Suihua Electronic Factory as an engineer from 1969 to 1976 and was the Head of the Heilongjiang Suihua Industrial Science & Technology Research Institute from 1975 to 1976. Mr. Ching joined the Heilongjiang Qingan Factory in 1976 and has been the General Manager since 1976. In 1988, Mr. Ching started his own business and established the Shenzhen Hongda Science & Technology Company Limited in Shenzhen, which manufactures electronic products. Mr. Ching graduated from the Harbin Military and Engineering Institute and holds the title of Senior Engineer.

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

         Mr. Wong Wah On has been a director of the Company since December 30, 1997. Mr. Wong is also the Financial Controller and Secretary of the Company. He is responsible for assisting the Chief Financial Officer with the Company's treasury, accounting and secretarial functions. From October 1992 through December 1994, Mr. Wong was the Deputy Finance Director of Hong Wah (Holdings) Limited. From July 1988 through October 1992, he was an audit supervisor at Ernst & Young, Hong Kong. Mr. Wong is also a director of Anka Capital Limited, a privately-held corporation, through which he is a principal shareholder of the Company. He received a professional diploma in Company Secretaryship and Administration from the Hong Kong Polytechnic University. He is a fellow of both the Chartered Association of Certified Accountants and the Hong Kong Society of Accountants, and an associate of the Institute of Chartered Secretaries and Administrators. He is also a certified public accountant in Hong Kong.

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

         At the annual meeting of shareholders on December 18, 2003, Messrs. Tam Cheuk Ho and Wong Wah On were elected to serve as Class I Directors until the annual meeting to be held in 2006 and until their successors have been duly elected and qualified. Messrs. Ching Lung Po and Ng Kin Sing serve in Class II until the annual meeting to be held in 2004 and until their successors have been duly elected and qualified; and Messrs. Lam Kwan Sing and Lo Kin Cheung serve in Class III until the annual meeting to be held in 2005 and until their successors have been duly elected and qualified.

         The officers of the Company are elected annually at the first Board of Directors meeting following the annual meeting of shareholders, and hold office until their respective successors are duly elected and qualified, unless sooner displaced.

CORPORATE GOVERNANCE MATTERS

         Audit Committee. The Board of Directors has established an audit committee consisting of three members of the Board of Directors. The current members of the audit committee are Lo Kin Cheung, Lam Kwan Sing and Ng Kin Sing. Both the Securities and Exchange Commission and Nasdaq, the principal exchange on which the Company's securities are listed, have adopted independence standards applicable to audit committee members. Each of the Company's audit committee members is "independent" within the meaning of both Section 10A-3 of the Securities and Exchange Act of 1934 and Nasdaq Marketplace Rule 4200

         Board of Directors Independence. Our Board of Directors consists of six members. Three of our board members are "independent," within the meaning of Nasdaq Marketplace Rule 4200. The remaining three Board members are not independent. Nasdaq has adopted a rule requiring listed issuers to have a Board of Directors, a majority of whose members are independent; however, certain transition rules will delay the Company's obligation to meet the Board of Directors' independence requirement. Nasdaq has not yet determined the date by which the transition will apply to the Company. The Securities and Exchange Commission has not yet adopted an independence standard for members of boards of directors.

         Audit Committee Financial Expert. Two members of the Company's audit committee are "audit committee financial experts." In general, an "audit committee financial expert" is an individual member of the audit committee who
(a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves, (c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to the Company's financial statements,
(d) understands internal controls over financial reporting and (e) understands audit committee functions. The Company's "audit committee financial experts" are Lam Kwan Sing and Lo Kin Cheung. Each "audit committee financial expert" is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, and Nasdaq Marketplace Rule 4200.

         Code of Ethics. The Company has adopted a Code of Ethics applicable to its Chief Executive Officer, principal financial and accounting officers and persons performing similar functions. A Code of Ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) the prompt reporting of violations of the code and (e) accountability for adherence to the Code. A copy of the Code of Ethics is filed as an exhibit to this Report and any person desiring a copy of the Code of Ethics may receive one, without charge, by written request to the Company at its principal offices. The Company does not currently maintain a corporate website.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3, 4 and 5 furnished to the Company for the fiscal year ended December 31, 2003, no person subject to Section 16(a) of the Exchange Act based upon their relationship to the Company failed to timely file any of the foregoing reports, except that on September 25, 2003, Wong Wah On filed a Form 4 reporting the disposition by his affiliated company of 4,320 shares of the Company's common stock on September 22, 2003.


[Item 10]                    EXECUTIVE COMPENSATION

Summary Compensation Table
--------------------------

         The following table shows, for each of the three years ended December 31, 2003, the cash and other compensation paid by us to our President and Chief Executive Officer, and other executive officers whose annual compensation was $100,000 or more.

                                                                                -----------------
                                                   Annual Compensation              Long Term
                                                                                  Compensation
                                          ------------------------------------- -----------------

                                                                     Other         Securities        All Other
                                           Salary     Bonus      Compensation      Underlying       Compensation
Name and Principal Position       Year      (US$)     (US$)          (US$)           Options            (US$)
-------------------------------- -------- --------- ---------- ---------------- ----------------- -----------------

Ching Lung Po, President and      2003     30,769      -0-           -0-              -0-               -0-
Chief Executive Officer

                                  2002    133,333      -0-           -0-              -0-               -0-

                                  2001    276,923      -0-           -0-             40,000             -0-


Tam Cheuk Ho, Director and        2003    230,769      -0-           -0-              -0-               -0-
Chief Financial Officer

                                  2002    230,769      -0-           -0-              -0-               -0-

                                  2001    230,769      -0-           -0-             40,000             -0-


Wong Wah On, Director,            2003    153,846      -0-           -0-              -0-               -0-
Secretary and Financial
Controller

                                  2002    153,846      -0-           -0-              -0-               -0-

                                  2001    153,846      -0-           -0-             40,000             -0-
================================ ======== ========= ========== ================ ================= =================

Option/SAR Grants Table
-----------------------

         The following table sets forth information with respect to the grant of options to purchase shares of common stock during the fiscal year ended December 31, 2003 to each person named in the Summary Compensation Table.

                                    Number                    % Of
                                    Of Shares                 Total Options
                                    Underlying                Granted To        Exercise Or
                                    Options                   Employees In      Base Price       Expiration
Name                                Granted                   Fiscal Year       $/Share              Date
--------------------------------------------------------------------------------------------------------------------------
Ching Lung Po                         --                          --                --               --

Tam Cheuk Ho                          --                          --                --               --

Wong Wah On                           --                          --                --               --

Aggregated Option Exercises and Fiscal Year-End Option Value Table
------------------------------------------------------------------

         The following table sets forth information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended December 31, 2003 by each person named in the Summary Compensation Table.

                                                         Number of Shares            Values of Unexercised
                  Shares            ($)              Underlying Unexercised          In the Money Options
                  Acquired on       Value              Options At Year End               at Year End
Name              Exercise          Realized(1)      Exercisable/Unexercisable       Exercisable/Unexercisable
--------------------------------------------------------------------------------------------------------------------------
Ching Lung Po        40,000         285,200                    --                             --

Tam Cheuk Ho         40,000         285,200                    --                             --

Wong Wah On          40,000         285,200                    --                             --

--------------------------
(1) Value based on the difference between the closing price of the Company's common stock at exercise on the OTC Bulletin Board of $10.08 per share on July 15, 2003, and the exercise price of the options.


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

         The Company does not pay fees to directors for their attendance at meetings of the Board of Directors or of committees; however, the Company may adopt a policy of making such payments in the future. The Company will reimburse out-of-pocket expenses incurred by directors in attending Board and Committee meetings. During the fiscal year ended December 31, 2003, no long-term incentive plans or pension plans were in effect with respect to any of the Company's officers, directors or employees.


[Item 11]        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information, to the knowledge of management, concerning the beneficial ownership of shares of our common stock and Series B preferred stock as of March 26, 2004 by:

o each person who is the beneficial owner of more than 5% of our outstanding shares of the Company's Common Stock and Series B Preferred Stock;
o        each director of the Company;
o        each executive officer of the Company; and
o        all executive officers and directors of the Company as a group.

         Unless otherwise indicated, each person has sole investment and voting power with respect to all shares shown as beneficially owned. Unless otherwise indicated the address of each beneficial owner is Room 2105, West Tower, Shun Tak Centre, 200 Connaught Road C., Sheung Wan, Hong Kong.

                                              Amount and Nature of Beneficial Ownership(4)
                                              --------------------------------------------
                                           Common Stock                      Preferred Stock              Percent
Name and Address of                        ------------                      ---------------                 of
Beneficial Owner                    # of Shares    % of Class          # of Shares    % of Class            Vote
--------------------------------------------------------------------------------------------------------------------------
Ching Lung Po                       40,000             3.5%                320,000(1)        100%           24.6%

Tam Cheuk Ho                       184,897(2)         16.1%                     --            --            12.6%

Wong Wah On                        184,897(3)         16.1%                     --            --            12.6%

Lam Kwan Sing                           --             --                       --            --              --

Ng Kin Sing                             --             --                       --            --             --

Lo Kin Cheung                           --             --                       --            --             --

Anka Capital Limited               144,897             12.7%                    --            --             9.9%

Winsland Capital Limited                --            --                   320,000           100%           21.9%
TurstNet Chambers
P.O. Box 3444, Road Town
Tortola, British Virgin Islands

Executive Officers and
Directors as a group
(of 3 persons)                     264,897(1)(2)(3)   23.2%                320,000           100%           40.0%

-----------------------
(1) Shares registered to Winsland Capital Limited, a company beneficially owned by Mr. Ching.
(2) Includes 144,897 shares registered to Anka Capital Limited, a company owned 50% by Mr. Tam. Mr. Tam disclaims beneficial ownership of the shares owned by Anka Capital Limited, except to the extent of his pecuniary interest in the shares.
(3) Includes 144,897 shares registered to Anka Capital Limited, a company owned 50% by Mr. Wong. Mr. Wong disclaims beneficial ownership of the shares owned by Anka Capital Limited, except to the extent of his pecuniary interest in the shares.
(4) The inclusion of any shares as deemed beneficially owned does not constitute an admission of beneficial ownership by the named stockholder.


STOCK OPTION PLANS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth information relating to our outstanding stock option plans as of December 31, 2003:

                                                                                                 Number of Securities
                                    Number of Securities to                                      Remaining Available for
                                    Be Issued Upon               Weighted-average                Future Issuance Under
                                    Exercise Of Outstanding      Exercise Price of               Equity Compensation
                                    Options,                     Outstanding Options,            Plan (excluding securities
                                    Warrants and Rights          Warrants and Rights             reflected in column a)
--------------------------------------------------------------------------------------------------------------------------

Equity Compensation
Plans Approved by
Security Holders

   1995 Stock Option Plan            3,000                             2.95                         24,705
   2003 Equity Compensation Plan         0                              N/A                        228,764

Equity Compensation
Plans Not Approved by
Security Holders                         0                                0                              0
--------------------------------------------------------------------------------------------------------------------------

Total                                3,000                                                         253,469
                                     =====                                                         =======

STOCK OPTION PLANS

         1995 Plan: The Company has adopted a Stock Option Plan (the "1995 Plan") as of March 31, 1995. The 1995 Plan allows the Board of Directors, or a committee thereof at the Board's discretion, to grant stock options to officers, directors, key employees, consultants and affiliates of the Company. Initially, 24,000 shares of common stock could be issued and sold pursuant to options granted under the 1995 Plan. "Incentive Stock Options" within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), may be granted to employees, including officers, whether or not they are members of the Board of Directors, and nonqualified stock options may be granted to any such employee or officer and to directors, consultants, and affiliates who perform substantial services for or on behalf of the Company or its subsidiaries.

         The Board of Directors, or a committee appointed by the Board (the "Committee"), is vested with authority to (i) select persons to participate in the Plan; (ii) determine the form and substance of grants made under the 1995 Plan to each participant, and the conditions and restrictions, if any, subject to which grants will be made; (iii) interpret the 1995 Plan; and (iv) adopt, amend, or rescind such rules and regulations for carrying out the 1995 Plan as it may deem appropriate. The Board of Directors has the power to modify or terminate the 1995 Plan and from time to time may suspend, and if suspended may reinstate, any or all of the provisions of the 1995 Plan except that no modification, suspension, or termination of the 1995 Plan may, without the consent of the grantee affected, alter or impair any grant previously made under the 1995 Plan; and no modification shall become effective without prior consent of the shareholders of the Company that would increase the maximum number of shares reserved for issuance under the 1995 Plan, except for certain adjustments allowed by the 1995 Plan; or change the classes of employees eligible to participate in the 1995 Plan.

         The 1995 Plan provides that the price per share deliverable upon the exercise of each Incentive Stock Option shall not be less than 100% of the fair market value of the shares on the date the option is granted, as the Committee determines. In the case of the grant of any Incentive Stock Option to an employee who, at the time of the grant, owns more than 10% of the total combined voting power of all classes of stock of the Company or any of its subsidiaries, such price per share, if required by the Code at the time of grant, shall not be less than 110% of the fair market value of the shares on the date the option is granted. The price per share deliverable upon the exercise of each nonqualified stock option shall not be less than 80% of the fair market value of the shares on the date the option is granted, as the Committee determines.

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

         On December 30, 1996, the shareholders of the Company adopted an amendment to the 1995 Plan (a) to change the number of shares of Common Stock subject to the 1995 Plan to that number of shares which would, in the aggregate and if deemed outstanding, constitute 20% of the Company's then-outstanding shares of Common Stock, as determined at the time of granting stock options, and
(b) to allow Nonqualified Stock Options, as defined in the 1995 Plan, to be exercisable in less than one year.

         As of December 31, 2003, options to purchase 209,000 shares of Common Stock had been granted under the 1995 Plan. During the fiscal year ended December 31, 2003, options to purchase 46,000 shares of Common Stock were granted and options to purchase 206,000 shares of Common Stock were exercised. There are currently 24,705 shares available for issuance under the 1995 Plan.

         2003 Plan. On December 18, 2003, the shareholders of the Company approved and adopted the 2003 Equity Compensation Plan (the "2003 Plan"). The 2003 Plan allows the Board to grant various incentive equity awards not limited to stock options. The Company has reserved a number of shares of common stock equal to 20% of the issued and outstanding common stock of the Company, from time-to-time, for issuance pursuant to options granted ("Plan Options") or for restricted stock awarded ("Stock Grants") under the 2003 Plan. Stock Appreciation Rights may be granted as a means of allowing participants to pay the exercise price of Plan Options. Stock Grants may be made upon such terms and conditions as the Board or Committee designated by the Board determines. Stock Grants may include deferred stock awards under which receipt of Stock Grants is deferred, with vesting to occur upon such terms and conditions as the Board or Committee determines.

         The 2003 Plan is administered by the Board of Directors or a Committee designated by the Board. The Board or Committee will determine, from time to time, those of our officers, directors, employees and consultants to whom Stock Grants and Plan Options will be granted, the terms and provisions of the respective Stock Grants and Plan Options, the dates such Plan Options will become exercisable, the number of shares subject to each Plan Option, the purchase price of such shares and the form of payment of such purchase price. Plan Options and Stock Grants will be awarded based upon the fair market value of our common stock at the time of the award. All questions relating to the administration of the 2003 Plan, and the interpretation of the provisions thereof are to be resolved at the sole discretion of the Board or Committee.

         Plan Options granted under the 2003 Plan may either be options qualifying as incentive stock options ("Incentive Options") under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or options that do not so qualify ("Non-Qualified Options"). In addition, the 2003 Plan also allows for the inclusion of a reload option provision ("Reload Option"), which permits an eligible person to pay the exercise price of the Plan Option with shares of common stock owned by the eligible person and to receive a new Plan Option to purchase shares of common stock equal in number to the tendered shares. Any Incentive Option granted under the 2003 Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any Incentive Option granted to an eligible employee owning more than 10% of our common stock must be at least 110% of such fair market value as determined on the date of the grant.

         The term of each Plan Option and the manner in which it may be exercised is determined by our Board or the Committee, provided that no Plan Option may be exercisable more than 10 years after the date of its grant and, in the case of an Incentive Option granted to an eligible employee owning more than 10% of our common stock, no more than five years after the date of the grant. In any case, the exercise price of any stock option granted under the Plan may not be less than 85% of the fair market value of the common stock on the date of grant. The exercise price of Incentive Options may not be less than 100% of fair market value on the date of grant.

         The per share purchase price of shares subject to Plan Options granted under the 2003 Plan may be adjusted in the event of certain changes in our capitalization, but any such adjustment shall not change the total purchase price payable upon the exercise in full of Plan Options granted under the Plan. Officers, directors and key employees of and consultants of the Company and its subsidiaries will be eligible to receive Non-Qualified Options under the Plan. Only our officers, directors and employees who are employed by the Company or by any of its subsidiaries are eligible to receive Incentive Options.

         All Plan Options are nonassignable and nontransferable, except by will or by the laws of descent and distribution and, during the lifetime of the optionee, may be exercised only by such optionee. If an optionee's employment is terminated for any reason, other than his death or disability or termination for cause, the Plan Option granted may be exercised on the earlier of the expiration date or 90 days following the date of termination. If the optionee dies during the term of his employment, the Plan Option granted to him shall lapse to the extent unexercised on the earlier of the expiration date of the Plan Option or the date one year following the date of the optionee's death. If the optionee is permanently and totally disabled, the Plan Option granted to him lapses to the extent unexercised on the earlier of the expiration date of the option or one year following the date of such disability. The Board or Committee may impose additional terms and conditions on the exercise or any Plan Options or Stock Grants.

         The Board of Directors may amend, suspend or terminate the 2003 Plan at any time, except that no amendment shall be made which (a) increases the total number of shares subject to the 2003 Plan or changes the minimum purchase price therefore (except in either case in the event of adjustments due to changes in our capitalization), (b) affects outstanding Plan Options or any exercise right thereunder, (c) extends the term of any Plan Option beyond ten years, or (d) extends the termination date of the 2003 Plan.

         Unless the 2003 Plan shall be earlier suspended or terminated by the Board or Committee, the 2003 Plan shall continue until such time as no further awards are available for grant and all outstanding awards are no longer outstanding; provided, however, that no Incentive Stock Options may be made after ten years from the effective date of the 2003 Plan. No termination of the 2003 Plan shall not affect the validity of any Plan Options or Stock Grants previously awarded thereunder.

         As of December 31, 2003, no Plan Options or Stock Grants have yet been granted or awarded under the 2003 Plan.

[Item 12]        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On September 1, 2000, the Company and Anka Consultants Limited ("Anka"), a private Hong Kong company that is owned by certain directors of the Company, entered into an office sharing agreement, based upon which the Company's head office in Hong Kong is shared on an equal basis between the two parties. The lease was for a period of 2 years from September 1, 2000 to August 31, 2002 and was renewed for another two years from September 1, 2002. The office sharing agreement also provides that the Company and Anka shall share certain costs and expenses in connection with its use of the office. For the years ended December 31, 2002 and 2003, the Company paid rental expenses to Anka Consultants Limited amounted to RMB284,000 (US$34,000) and RMB242,000 (US$29,000), respectively.

[Item 13]            EXHIBITS, LIST AND REPORTS ON FORM 8-K

         The following financial statements are filed as a part of this Form 10-KSB in Appendix A hereto:


                  Independent auditors' report, together with consolidated financial statements for the Company and subsidiaries, including:

                  a. Consolidated statements of operations for the years ended December 31, 2002 and 2003

                  b.       Consolidated balance sheet as of December 31, 2003

                  c. Consolidated statements of shareholders' equity for the years ended December 31, 2002 and 2003

                  d. Consolidated statements of cash flows for the years ended December 31, 2002 and 2003

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

       10.6 Agreement for the Sale and Purchase of Shares in Zhuhai Zhongwei Development Co. Ltd. by and between HARC and Li Qing Quan dated April 22, 2003 (Certified English translation of original Chinese version filed as Exhibit 10.15 to Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, and incorporated herein by reference.)

       10.7 Agreement for the Sale and Purchase of Shares in Zhuhai Zhongwei Development Co. Ltd. by and between Lin Jia Ping and Li Qing Quan dated April 22, 2003 (Certified English translation of original Chinese version filed as Exhibit 10.16 to Quarterly Report on Form 10-QSB for quarter ended March 31, 2003, and incorporated herein by reference.)

       10.8 Acquisition Agreement by and among the Registrant, Isense Limited, Ngan Chiu Wai Jenny and Kwok Kwan Hung dated August 25, 2003 (Filed as Exhibit 10.17 to Quarterly Report on Form 10-QSB for quarter ended September 30, 2003, and incorporated herein by reference.)

       10.9 Agreement for the Sale and Purchase of Shares in Shenzhen Xubu Investment Co. Ltd. by and between HARC and Su Wei Min dated February 10, 2004 (Certified English translation of original Chinese version filed as Exhibit 10.18 to Current Report on Form 8-K filed February 25, 2004, and incorporated herein by reference.)

       10.10 Agreement for the Sale and Purchase of Shares in Shenzhen Xubu Investment Co. Ltd. by and between Li Fei Lie, as nominee for HARC and Su Wei Min dated February 10, 2004 (Certified English translation of original Chinese version filed as Exhibit 10.19 to Current Report on Form 8-K filed February 25, 2004, and incorporated herein by reference.)

       11.3 Computation of Earnings Per Share for Fiscal Year ended December 31, 2003 (Contained in Financial Statements filed herewith.)

       14         Code of Ethics (Filed herewith.)

       21         Subsidiaries of the Registrant (Filed herewith.)

       31.1 CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

       31.2 CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

       32.1 CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

       32.2 CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith.)

         During the last quarter of the fiscal year ended December 31, 2003, the Company filed no reports on Form 8-K.


[Item 14]            PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table shows the fees that we paid or accrued for the audit and other services provided by Horwath Gelfond Hochstadt Pangburn, P.C. for the fiscal years 2002 and 2003.

                              Fiscal 2002          Fiscal 2003
                              -----------          -----------

Audit Fees                        $49,940              $50,987
Audit-Related Fees                      -                    -
Tax Fees                            6,800                7,000
All Other Fees                          -                    -
                                  -------              -------
Total                             $56,740              $57,987
                                  =======              =======

         Audit Fees -- This category includes the audit of our annual financial statements, review of financial statements included in our Forms 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

         Audit-Related Fees -- This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

         Tax Fees -- This category consists of professional services rendered by Horwath Gelfond Hochstadt Pangburn, P.C. for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

         All Other Fees -- This category consists of fees for other miscellaneous items.

         The Audit Committee has adopted a procedure for pre-approval of all fees charged by Horwath Gelfond Hochstadt Pangburn, P.C., the Company's independent auditors. Under the procedure, the Audit Committee approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the entire Committee, or, in the period between meetings, by a designated member of the Audit Committee. Any such approval by the designated member is disclosed to the entire Audit Committee at the next meeting. The audit and tax fees paid to Horwath Felfond Hochstadt Pangburn, P.C. with respect to fiscal year 2003 were pre-approved by the Audit Committee.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               CHINA RESOURCES DEVELOPMENT, INC.



                                               By:/s/ Ching Lung Po
                                                  ---------------------------
                                                  Ching Lung Po, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  Signature               Title                      Date
                  ---------               -----                      ----


/s/ Ching Lung Po                President, Chairman of the      March 30, 2004
Ching Lung Po                    Board of Directors, Chief
                                 Executive Officer


/s/ Tam Cheuk Ho                 Chief Financial Officer/        March 30, 2004
Tam Cheuk Ho                     Director


/s/ Wong Wah On                  Financial Controller/           March 30, 2004
Wong Wah On                      Director/Secretary


/s/ Lam Kwan Sing                Director                        March 30, 2004
Lam Kwan Sing


/s/ Ng Kin Sing                  Director                        March 30, 2004
Ng Kin Sing


/s/ Lo Kin Cheung                Director                        March 30, 2004
Lo Kin Cheung

                                   APPENDIX A

                              FINANCIAL STATEMENTS



Independent auditors' report, together with consolidated financial statements for the Company and subsidiaries, including:

a. Consolidated statements of operations for the years ended December 31, 2002 and 2003

b.       Consolidated balance sheet as of December 31, 2003

c. Consolidated statements of shareholders' equity for the years ended December 31, 2002 and 2003

d. Consolidated statements of cash flows for the years ended December 31, 2002 and 2003

e.       Notes to consolidated financial statements.

                        CHINA RESOURCES DEVELOPMENT, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2003


                                                           Pages


Report of independent auditors                              F-1

Consolidated statements of operations                       F-2

Consolidated balance sheet                               F-3 - F-4

Consolidated statements of shareholders' equity             F-5

Consolidated statements of cash flows                    F-6 - F-7

Notes to consolidated financial statements              F-8 - F-28

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders

China Resources Development, Inc.


We have audited the accompanying consolidated balance sheet of China Resources Development, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2002 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Resources Development, Inc. and subsidiaries at December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2003, in conformity with accounting principles generally accepted in the United States of America.







Horwath Gelfond Hochstadt Pangburn, P.C.
Denver, Colorado

March 10, 2004

                        CHINA RESOURCES DEVELOPMENT, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2002 and 2003

             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                  Year ended December 31,
                                                                           -------------------------------------
                                                         Notes                2002            2003             2003
                                                         -----                ----            ----             ----
                                                                               RMB             RMB              US$

NET SALES                                                                     1,948           3,049              368

COST OF SALES                                                                (1,945)         (2,772)            (335)
                                                                             ------          ------           ------

GROSS PROFIT                                                                      3             277               33

DEPRECIATION                                                                    (90)           (192)             (23)

VALUATION ALLOWANCE                                           17            (48,178)        (24,810)          (2,996)

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES, including
     expenses incurred to related parties of RMB285
     and RMB249 in 2002 and 2003, respectively                               (7,267)         (6,401)            (773)

INTEREST INCOME                                                                 654             313               38

OTHER INCOME/(EXPENSE), NET                                    6             (1,322)          1,713              207
                                                                             ------          ------           ------

LOSS FROM CONTINUING OPERATIONS                                             (56,200)        (29,100)          (3,514)

DISCONTINUED OPERATIONS
   Income from operations of
     discontinued supermarket segment (including
     gain on disposal of RMB327, net of taxes of Nil
     in 2003 and net of taxes of RMB50 in 2002)                3             (4,032)         (2,637)            (319)
                                                                             ------          ------           ------


NET LOSS                                                                    (60,232)        (31,737)          (3,833)
                                                                            =======         =======
LOSS PER SHARE:
Basic and diluted
   Loss from continuing operations                                          (67.08)         (30.20)          (3.65)
   Loss from discontinued operations                                         (4.81)          (2.74)            0.33
                                                                             ------          ------           ------

                                                                            (71.89)         (32.94)          (3.98)
                                                                            =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

                        CHINA RESOURCES DEVELOPMENT, INC.

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2003

             (Amounts in thousands, except share and per share data)



                                                                    Notes                 RMB                  US$
                                                                    -----                 ---                  ---
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                                10,472                1,265
Trading securities                                                     8                    598                   72
Trade receivables                                                                           722                   87
Other receivables, deposits and prepayments                                                 182                   22
Short term loans receivable                                            9                  1,060                  128
Assets held for sale                                                   5                  2,088                  252
                                                                                         ------                -----
TOTAL CURRENT ASSETS                                                                     15,122                1,826
                                                                                         ------                -----

PROPERTY AND EQUIPMENT                                                10                  1,266                  153

INVESTMENTS                                                           11                 44,000                5,314

GOODWILL                                                               4                  6,296                  760
                                                                                         ------                -----

TOTAL ASSETS                                                                             66,684                8,053
                                                                                         ======                =====

                                   (Continued)

                        CHINA RESOURCES DEVELOPMENT, INC.

                                DECEMBER 31, 2003

             (Amounts in thousands, except share and per share data)


                                                                    Notes                 RMB                  US$
                                                                    -----                 ---                  ---
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                                            467                   56
Other payables and accrued liabilities                                12                  2,641                  319
Amount due to an officer                                              16                  1,603                  194
Current portion of capital lease                                      13                    151                   18
Amounts due to related companies                                      16                    296                   36
Liabilities related to assets held for sale                                                 857                  103
                                                                                         ------                -----

TOTAL CURRENT LIABILITIES                                                                 6,015                  726

Capital lease, net of current portion                                 13                    321                   39
                                                                                         ------                -----

TOTAL LIABILITIES                                                                         6,336                  765
                                                                                         ------                -----

COMMITMENTS                                                           21

SHAREHOLDERS' EQUITY
Preferred stock, authorized -
   10,000,000 shares:
     Series B preferred stock, US$0.001 par value:                    15
       Authorized - 320,000 shares
       Issued and outstanding - 320,000 shares                                                3                   --
Common stock, US$0.001 par value:
   Authorized - 200,000,000 shares
   Issued and outstanding - 1,143,823 shares                          14                      9                    1
Additional paid-in capital                                                              181,681               21,942
Reserves                                                              20                 28,028                3,385
Accumulated deficit                                                                    (149,529)             (18,059)
Accumulated other comprehensive income                                                      156                   19
                                                                                         ------                -----

TOTAL SHAREHOLDERS' EQUITY                                                               60,348                7,288
                                                                                         ------                -----
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                                                                  66,684                8,053
                                                                                         ======                =====

The accompanying notes are an integral part of these consolidated financial statements.

                        CHINA RESOURCES DEVELOPMENT, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2002 and 2003

             (Amounts in thousands, except share and per share data)


                                                                                              Accumulated
                                 Series B             Additional                                    other
                                Preferred     Common     paid-in              Accumulated   comprehensive
                                    stock      stock     capital   Reserves       deficit          income      Total
                               -------------------------------------------------------------------------------------
                                      RMB        RMB         RMB        RMB           RMB             RMB        RMB
                                                                   (note 20)

Balance at January 1, 2002              3          7     169,052     28,028       (57,560)             51    139,581

Net loss                                                                          (60,232)                   (60,232)
Currency translation
    adjustments                                                                                       107        107
                                                                                                              ------
Comprehensive loss                                                                                           (60,125)
                                   ------     ------      ------     ------        ------          ------     ------

Balance at December 31, 2002            3          7     169,052     28,028      (117,792)            158     79,456

Issuance of common stocks
   upon exercise of options                        1       6,636                                               6,637

Issuance of common stock
    in business acquisition                        1       5,993                                               5,994

Net loss                                                                          (31,737)                   (31,737)
Currency translation
    adjustments                                                                                        (2)        (2)
                                                                                                              ------
Comprehensive loss                                                                                           (31,739)
                                   ------     ------      ------     ------        ------          ------     ------

Balance at December 31, 2003            3          9     181,681     28,028      (149,529)            156     60,348
                                   ======     ======     =======     ======      ========          ======    =======

The accompanying notes are an integral part of these consolidated financial statements.

                        CHINA RESOURCES DEVELOPMENT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2002 and 2003

             (Amounts in thousands, except share and per share data)


                                                                                      Year ended December 31,
                                                                                      -----------------------
                                                                               2002            2003             2003
                                                                               ----            ----             ----
                                                                                RMB             RMB              US$
OPERATING ACTIVITIES
Loss from continuing operations                                             (56,200)        (29,100)          (3,514)
Adjustments to reconcile net loss to net cash
    used in operating activities:
       Depreciation and amortization                                            279             192               23
       Valuation allowance on investment                                     46,615          19,000            2,295
       Valuation allowance on loan receivable                                    --           2,226              269
     Valuation allowance on VAT receivable                                    1,563           3,124              377

Changes in operating assets and liabilities:
    Trading securities                                                        4,559             587               71
    Trade receivables                                                            --            (623)             (75)
    Other receivables, deposits and prepayments                              (2,584)          6,360              768
    Amounts due from related companies                                          636              --               --
    Amounts due to related companies                                             --             (70)              (9)
    Accounts payable                                                             --             270               32
    Other payables and accrued liabilities                                   (1,023)          2,459              297
    Amount due to an officer                                                    753             115               14
    Income taxes payable                                                         (1)             --               --
                                                                             ------           -----            -----
Net cash (used in)/provided by operating activities                          (5,403)          4,540              548
                                                                             ------           -----            -----

                                   (Continued)

                        CHINA RESOURCES DEVELOPMENT, INC.

                     YEARS ENDED DECEMBER 31, 2002 and 2003

             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                       Year ended December 31,
                                                                                       -----------------------
                                                                               2002               2003             2003
                                                                               ----               ----             ----
                                                                                RMB                RMB              US$
    INVESTING ACTIVITIES
        Purchases of property and equipment                                         --             (321)            (39)
        Proceeds from disposal of property and equipment                            --              151              18
        Short term loans advanced to third parties                              (1,590)               -              --
        Repayment of a short term loan from a third party                       13,580              212              26
                                                                                ------           ------          ------

    Net cash provided by investing activities                                   11,990               42               5
                                                                                ------           ------          ------

    FINANCING ACTIVITIES
        Proceeds from issuance of common stock                                      --            6,637             801
        Cash received in acquisition of a subsidiary                                --              189              23
        Repayment of principal of capital lease                                     --             (165)            (20)
        Repayment to a former vice president                                   (11,298)          (2,996)           (362)
                                                                                ------           ------          ------

    Net cash (used in)/provided by financing activities                        (11,298)           3,665             442
                                                                                ------           ------          ------

    Effect of exchange rate changes on cash                                        107               (2)             --
                                                                                ------           ------          ------

    Net cash provided by/(used in) discontinued operations                         153              (11)             (1)
                                                                                ------           ------          ------

    NET INCREASE/(DECREASE) IN CASH AND CASH
      EQUIVALENTS                                                               (4,451)           8,234             994

    CASH AND CASH EQUIVALENTS, AT BEGINNING
     OF YEAR                                                                     6,689            2,238             270
                                                                                ------           ------          ------

    CASH AND CASH EQUIVALENTS, AT END
     OF YEAR                                                                     2,238           10,472           1,264
                                                                                ======           ======          ======

    SUPPLEMENTAL DISCLOSURE OF CASH FLOW
       INFORMATION
      Interest - capital lease                                                      --               39               5
                                                                                ======           ======          ======


    SUPPLEMENTAL DISCLOSURE OF NON-CASH
      INVESTING ACTIITIES:
        Property and equipment acquired under capital lease                         --              637              77
                                                                                ======           ======          ======

    Business acquisition:
        Fair value of assets acquired                                               --            6,599             797
        Liabilities assumed                                                         --             (605)            (73)
                                                                                ------           ------          ------

        Common stock issued                                                         --            5,994             724
                                                                                ======           ======          ======

The accompanying notes are an integral part of these consolidated financial statements.

                        CHINA RESOURCES DEVELOPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 and 2003

             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1.       ORGANIZATION AND PRINCIPAL ACTIVITIES

         The following depicts China Resources Development, Inc. and its subsidiaries (collectively the "Group") at December 31, 2003:

                                   -------------------------
                                   |   CHINA RESOURCES     |
          -------------------------|  DEVELOPMENT, INC     |---------------------------------------------
          |                        | a Nevada corporation  |                         |                  |
          |                        -------------------------                         |                  |
          |                                      |                                   |                  |
          |                                      |                                   |                  |
          |                                 100% |                                   |   100%           |  80%
          |                       --------------------------                    ------------------    -----------------
          |                       |      BILLION LUCK      |                    |    ISENSE      |    | SILVER MOON    |
          |                       |COMPANY LTD., a British |                    |  a Hong Kong   |    |  a British     |
          |                       | Virgin Islands company |-----------------   |    company     |    |   Virgin       |
          |                       |                        |                |   ------------------    |Islands company |
          |                       --------------------------                |                         ----------------
          |                                      |                          |                            |
          |                                      |                          |                            |
          |              -----------------------------------------          |                            |
          |              | 95%                                   |   100%   |                            | 100%
          |        ---------------                          --------------- |                         ----------------
          |     5% |    HARC     |                          |  SUNWIDE    | |                         |  MEDI-CHINA   |
          -------- |   a PRC     |                          | a British   | |                         |  a Hong Kong  |
                   |  company    |                          |   Virgin    | |                         |    company    |
                   ---------------                          |  Islands    | |                         ----------------
                         |                                  |  company    | |
                         |                                  --------------- |
                         |                                                  |
                         |                                                  |
                         |                                                  |
        -----------------------------------------------------               |
        | 100%           | 100%           | 100%            |  95%          |
    --------------  ----------------  -------------- ------------------     |
    |FIRST SUPPLY|  |     SECOND   |  |    XUBU    | |    ZHONGWEI    |  5% |
    |   a PRC    |  |     SUPPLY   |  |    a PRC   | |     TRADING    |------
    |  company   |  | a PRC company|  |   company  | |  a PRC company |
    --------------  ----------------  -------------- ------------------


         China Resources Development, Inc. ("CRDI" or "the Company"), is a U.S. holding company, incorporated in Nevada in 1986.

         Billion Luck Company, Limited ("Billion Luck") is a British Virgin Islands ("BVI") holding company incorporated in 1993.

         Hainan Cihui Industrial Company Limited ("HARC") is a People's Republic of China ("PRC") company incorporated in 1994. In 2002 and 2003, HARC performed limited commodity trading.

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

         First Goods and Materials Supply and Sales Corporation ("First Supply") and Second Goods and Materials Supply and Sales Corporation ("Second Supply") are wholly-owned subsidiaries of HARC, and are inactive PRC companies.

                        CHINA RESOURCES DEVELOPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 and 2003

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

         On August 29, 2003, the Company acquired a 100% equity interest in iSense Limited ("iSense") for total consideration of RMB5,994 (US$724) (the "Purchase Consideration") through the issuance of 100,000 shares of the Company's unregistered restricted common stock to the former sole equity owners of iSense. The Company acquired iSense to provide advertising, promotion and public relations services in Hong Kong and mainland China to both local and international customers.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      Principles of consolidation
                  ---------------------------
                  The consolidated financial statements of CRDI and its subsidiaries ("The Company" or "The Group") are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated on consolidation.

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

                     YEARS ENDED DECEMBER 31, 2002 and 2003

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

                  Depreciation is calculated on the straight-line basis to write off the cost less estimated residual value of each asset over its estimated useful life. Estimated useful lives are as follows:

                  Buildings                                      25 - 50 years
                  Machinery, equipment and motor vehicles         5 - 15 years
                  Fixtures and furniture                               5 years

                  Management assesses the carrying values of its long-lived assets for impairment when circumstances warrant such a review. Generally, long-lived assets are considered impaired if the estimated fair value is less than the assets' carrying values. If an impairment is indicated, the loss is measured based on the amounts by which the carrying values of the assets exceed their fair values.

         (f)      Investments
                  -----------
                  Long-term investments, which are neither subsidiaries nor equity investments are stated at cost less valuation allowances.

         (g)      Goodwill
                  --------
                  Goodwill consists of the excess of cost over net assets acquired of iSense Limited. Effective with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), management of the Company evaluates the carrying value of goodwill annually or whenever a possible impairment is indicated.

                  The Company performs its impairment test annually during the fourth quarter of the fiscal year.

                        CHINA RESOURCES DEVELOPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 and 2003

             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         (h)      Stock-based compensation
                  ------------------------
                  Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation" allows companies to choose whether to account for employee stock-based compensation on a fair value method, or to continue accounting for such compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No 25, Accounting for Stock Issued to Employees ("APB 25"). The Company has chosen to continue to account for employee stock-based compensation using APB 25. Had compensation cost for the stock plans been determined based on fair value at the grant date for awards under the Plans consistent with the method prescribed under SFAS No. 123, the Company's pro forma net loss and net loss per share for the year ended December 31, 2003 would not have been materially different than reported.

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

         (i)      Revenue recognition
                  -------------------
                  Revenue from product sales is recognized at the point of sale for retail sales and upon the delivery of goods or completion of services for other sales, when all performance obligations have been completed and collectibility is reasonably assured.

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

         (k)      Loss per share
                  --------------
                  Basic earnings (loss) per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce a loss or increase earnings per share. The basic and diluted weighted average shares outstanding during each of the years ended December 31, 2002 and 2003 were 837,797 and 963,478, respectively.

         (l)      Advertising costs
                  -----------------
                  All advertising costs are expensed as incurred.

                        CHINA RESOURCES DEVELOPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 and 2003

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

                  The financial statements are stated in Renminbi. The translation of amounts from RMB into US$ is included solely for the convenience of the reader and has been made at the rate of exchange quoted by the People's Bank of China on December 31, 2003 of US$1.00 = RMB8.28. No representation is made that the RMB amounts could have been, or could be, converted into US$ at that rate on December 31, 2003 or at any other date.

         (n)      Interest income
                  ---------------
                  Interest on short-term loans receivable is recorded when earned.

          (o)     Comprehensive income
                  --------------------
                  The Company has adopted "Reporting Comprehensive Income" ("SFAS 130"), which establishes requirements for disclosure of comprehensive income including certain items previously not included in the statements of operations, including minimum pension liability adjustments and foreign currency translation adjustments, among others. The Company's only components of comprehensive income are foreign currency translation adjustments.

                        CHINA RESOURCES DEVELOPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 and 2003

             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         (p)      Recently issued accounting pronouncements
                  -----------------------------------------
                  In November 2002, the Financial Accounting Standards Board ("FASB") issued SFAS Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The adoption of FIN 45 did not have a significant immediate impact on the financial condition or results of operations of the Company, as the Company has made no guarantees.

                  In January 2003, the FASB issued SFAS Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity ("VIE") to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. In December 2003, the FASB approved a partial deferral of FIN 46 along with various other amendments. The effective date for this interpretation has been extended until the first fiscal period ending after December 15, 2004. However, prior to the required application of this interpretation, a public entity that is a small business issuer shall apply this interpretation to those entities that are considered to be special purpose entities no later than as of the end of the first reporting period after December 15, 2003. As the Company does not currently have an interest in a VIE, management does not expect that the adoption of FIN 46 will have a significant immediate impact on the financial condition or results of operations of the Company.

                  In June 2002, the FASB issued SFAS No. 146, Accounting for Costs, Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The Company does not expect that the adoption of SFAS No. 146 will have a significant immediate impact on its financial condition or results of operations.

                        CHINA RESOURCES DEVELOPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 and 2003

             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         (p)      Recently issued accounting pronouncements (continued)
                  -----------------------------------------------------
                  In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, and establishes two alternative methods of transition from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosure about the effects on reported net income (loss) and requires disclosure for these effects in interim financial information. The provisions for the alternative transition methods are effective for fiscal years ending after December 15, 2002, and the amended disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company adopted the disclosure only provisions of SFAS No. 148 in 2003 and plans to continue accounting for stock-based compensation under APB 25.

                  In May 2003, the FASB issued SFAS No. 150 ("SFAS 150"), Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provision of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, except for those provisions relating to mandatorily redeemable non-controlling interests, which have been deferred. The adoption of SFAS No. 150 did not have a material impact on the financial position or results of operation of the Company. If the deferred provisions of SFAS No. 150 are finalized in their current form, management does not expect adoption to have a material effect on the financial position or results of operation of the Company.


3.       DISPOSITION OF ASSETS

         Pursuant to an agreement dated April 22, 2003, the Company disposed of its entire interest in Zhuhai Zhongwei Development Company Limited ("Zhuhai Zhongwei") to a third party affiliated with a former vice president. The Company recognised a gain of approximately RMB327 (US$39) from the disposition. The sales price was RMB6,000 (US$725) and was fully settled by offsetting against amounts due to a company owned by the former vice president. As a result of the disposition, the Company has ceased supermarket operations. The results of operations of Zhuhai Zhongwei have been retroactively restated as discontinued operations. Revenues from discontinued supermarket operations were RMB7,222 (US$872) and RMB1,758 (US$212) for the years ended December 31, 2002 and 2003, respectively. Profit before income taxes from discontinued supermarket operations were RMB130 (US$16) and RMB39 (US$5) for the years ended December 31, 2002 and 2003, respectively.

                        CHINA RESOURCES DEVELOPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 and 2003

             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


4.       BUSINESS ACQUISITION

         In August 2003, the Company acquired a 100% equity interest in iSense Limited, a Hong Kong company ("iSense"), for total consideration of RMB5,994 (US$724) (the "Purchase Consideration"). The Company has satisfied the Purchase Consideration by issuing 100,000 shares of the Company's unregistered restricted common stock to the former sole equity owners of iSense. The acquisition has been accounted for as a purchase and goodwill (none of which is expected to be tax deductible) of RMB6,296 (US$760) was recorded on acquisition. The results of operations of iSense have been included in the consolidated financial statements since the date of acquisition.

         The following table summarises the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition.

                                                  RMB
         Current assets                            345
         Goodwill                                6,296
         Current liabilities                      (647)
                                                 -----
         Net assets acquired                     5,994
                                                 =====

         The Company acquired iSense to provide advertising, promotion and public relations services in Hong Kong and mainland China to both local and international customers.

5.       ASSETS HELD FOR SALE:

         On February 10, 2004, the Registrant's wholly-owned subsidiary, Hainan Cihui Industrial Co. Ltd. ("HARC"), disposed of its 100% equity interest in Shenzhen Xubu Investment Co. Ltd. ("Xubu") to an unaffiliated third party for total consideration of RMB17,256 (US$2,084) (the "Purchase Consideration"). The Purchase Consideration was offset by capital in the amount of RMB16,026 (US$1,935) that had been withdrawn from Xubu by HARC. The net Purchase Consideration to be received by HARC is RMB1,231 (US$149), which is due and payable on or before May 10, 2004. The assets and liabilities of Xubu have been classified as held for sale as of December 31, 2003 and consisted of fixed assets of RMB1,102 (US$133), cash of RMB812 (US$98), other receivables of RMB174 (US$21) and other payables of RMB857 (US$103). The results of operations of Xubu have been retroactively restated as discontinued operations. Revenues from discontinued Xubu operations were nil for the years ended December 31, 2002 and 2003. Losses before income taxes from discontinued Xubu operations were RMB4,112 (US$497) and RMB3,003 (US$363) for the years ended December 31, 2002 and 2003, respectively.

                        CHINA RESOURCES DEVELOPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 and 2003

             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

6.       OTHER INCOME/(EXPENSE), NET

         Other income/(expense), net represents:

                                                                Year ended December 31,
                                                               2002                 2003
                                                             ---------------------------
                                                               RMB                  RMB
         Net gain on trading of marketable securities           109                1,235
         Unrealized loss on marketable securities            (1,731)                 (78)
         Other                                                  300                  556
                                                             ------                -----
                                                             (1,322)               1,713
                                                             ======                =====

7.       INCOME TAXES

         Pre-tax loss from continuing operations for the years ended December 31, 2002 and 2003 was taxable in the following jurisdictions:

                                    Year ended December 31,
                                      2002       2003
                                     -------------------
                                       RMB        RMB
         PRC (excluding Hong Kong)   (47,371)   (22,451)
         Other countries:
             USA                      (6,574)    (5,978)
             Hong Kong                 1,345       (671)
                                     -------    -------
                                     (52,600)   (29,100)
                                     =======    =======

         It is management's intention to reinvest all the income attributable to the Group earned by its operations outside the United States of America (the "U.S."). Accordingly, no U.S. corporate income taxes have been provided in these consolidated financial statements.

                        CHINA RESOURCES DEVELOPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 and 2003

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

         The reconciliation of income taxes/(tax benefit) for income tax computed at the PRC federal statutory tax rate applicable to foreign investment enterprises operating in Hainan, Zhuhai and Shenzhen Special Economic Zones in the PRC, to income tax expense is as follows:

                                                      Year ended December 31,
                                                          2002         2003
                                                      -----------------------
                                                           RMB          RMB
         PRC federal statutory tax rate                      15%         15%

         Computed expected income taxes (tax benefit)    (9,027)     (4,365)
         Higher effective income tax rates
            of other countries                              784         997
         Net increase in valuation allowance              8,243       3,368
         Non-deductible expenses                             74          --
         Others                                             (24)         --
                                                         ------      ------
         Income tax expense for the year                     50          --
                                                         ======      ======

         The deferred tax asset of the Group is comprised of the following:

                                                            December 31,
                                                          2002         2003
                                                      -----------------------
                                                           RMB          RMB
         Deferred tax asset:
             Net operating loss carry forwards           30,340      33,708
             Less: Valuation allowance                  (30,340)    (33,708)
                                                        -------     -------
                                                             --          --
                                                        =======     =======

         No undistributed earnings of the Group's foreign subsidiaries were available at December 31, 2002 and 2003. Upon distribution of those earnings in the form of dividends or otherwise, the Group would be subject to U.S. income taxes. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

                        CHINA RESOURCES DEVELOPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 and 2003

             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7.       INCOME TAXES (continued)

         At December 31, 2003, the Group had net operating loss carry forwards ("NOLs") of approximately RMB 36,000 (US$4,348) for U.S. income tax purposes that expire in various years through 2023. At December 31, 2003, the Group's subsidiaries in the PRC had NOLs amounting to approximately RMB2,150 (US$260) for PRC income tax purposes that expire in 2006.


8.       TRADING SECURITIES

                                                    RMB
         Trading securities listed on Hong Kong
             Stock Exchange
                At cost                            1,094
                Less: unrealized loss               (496)
                                                   -----
         Fair value                                  598
                                                   =====

9.       SHORT TERM LOANS RECEIVABLE

         As of December 31, 2003, short term loans receivable represented advances to an unaffiliated party of RMB1,060 (US$128) with interest at 14.4%. This short-term loan receivable is to be paid by 10 monthly installments through September 30, 2004 and is unsecured. During the year ended December 31, 2003 loans of RMB2,226 (US$269) and interest thereon of RMB458 (US$55) were written off.

                        CHINA RESOURCES DEVELOPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 and 2003

             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10.      PROPERTY AND EQUIPMENT

         At December 31, 2003, property and equipment consisted of:

                                                        RMB
         At cost:
            Buildings                                    509
            Machinery, equipment and motor vehicles    1,050
                                                       -----
                                                       1,559

         Accumulated depreciation                       (293)
                                                       -----
                                                       1,266
                                                       =====

11.      INVESTMENTS

         Cost method investments comprise:
                                                                       RMB
         Investment balance in Hainan Sundiro Motorcycle Co., Ltd.
             ("Sundiro") at December 31, 2002                         63,000
         Valuation allowance for the year ended December 31, 2003    (19,000)
                                                                     -------
                                                                      44,000
                                                                     =======

         Cost method investments are interests in unlisted shares/equity of PRC companies in which the Group does not have a significant influence over their operating and financial policies. As of December 31, 2003, the Group owns an equity interest of 5.3% of Sundiro. The Company monitors its investment in Sundiro by reference to the fair market value of Sundiro's publicly traded shares. During the second half of 2003, the Company determined that there had been an other-than temporary decline in the value of its investment and recorded a write-down of RMB19,000 (US$2,295).

12.      OTHER PAYABLES AND ACCRUED LIABILITIES

         At December 31, 2003, other payables and accrued liabilities consisted of:

                                RMB

         Other payables        1,668
         Accrued liabilities     973
                               -----
                               2,641
                               =====

                        CHINA RESOURCES DEVELOPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 and 2003

             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

13.      CAPITAL LEASE

         The Company leases an automobile under a capital lease which expires in November 2006. Total monthly lease payments are approximately RMB15 (US$2) with interest of 6%. At December 31, 2003, the total amount of assets including cash paid at lease inception of RMB321 (US$38) recorded under the capital lease was RMB959 (US$116) and accumulated depreciation related to the assets was RMB144 (US$18). Future minimum lease payments under the lease are as follows:

                                                Year ending           Amount
                                                December 31,          (RMB)
                                                ------------          ------

                                                   2004                  175
                                                   2005                  175
                                                   2006                  161
                                                                         ---
                                                                         511
                      Less amount representing interest                   39
                                                                         ---
                                                                         472
                                   Less current portion                  151
                                                                         ---
                                      Long-term portion                  321
                                                                         ===
14.      STOCK OPTIONS

         The Group adopted a stock option plan (the "1995 Plan") as of March 31, 1995. The 1995 Plan allows the Board of Directors, or a committee thereof at the Board's discretion, to grant stock options up to 20% of the Company's then-outstanding common stock to officers, directors, key employees, consultants and affiliates of the Group. Such shares may represent authorized but unissued shares as well as repurchased or forfeited shares for any grant under the 1995 Plan that was expired or unexercised. The Board of Directors has the ability to set a holding period of less than one year for non-qualified stock options.

         At January 1, 2001 options to purchase 24,000 shares of the Company's common stock were outstanding. The options had an exercise price of RMB348.6 (US$42) per share and were exercisable through May 2006.

         Pursuant to a special resolution of the Board of Directors on June 15, 2001, the 24,000 stock options outstanding as of June 15, 2001 were canceled by mutual consent and 163,000 new stock options were granted to officers, directors and key employees of the Group at an exercise price of RMB24.43 (US$2.95) per share (the fair market value of the common stock as of June 15, 2001). The options are exercisable from December 15, 2001 to June 14, 2004.

                        CHINA RESOURCES DEVELOPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 and 2003

             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

14.      STOCK OPTIONS (continue)

         During the year ended December 31, 2003, options to purchase 160,000 shares of the Company's Common Stock for RMB24.43 (US$2.95) per share were exercised and the Company issued 160,000 shares for RMB3,906 (US$472).

         Also, during the year ended December 31, 2003, the board of directors granted options to certain employees to purchase 46,000 shares of the Company's Common Stock at an exercise price of RMB59.33 (US$7.165), exercisable through August 2006. In August 2003, the options to purchase the 46,000 shares of the Company's Common Stock for US$7.165 per share were exercised and the Company issued the shares for RMB2,731 (US$330).

         On December 18, 2003, the shareholders of the Company approved and adopted the 2003 Equity Compensation Plan (the "2003 Plan"). The 2003 Plan allows the Board to grant various incentive equity awards not limited to stock options. The Company has reserved a number of shares of common stock equal to 20% of the issued and outstanding common stock of the Company, from time-to-time, for issuance pursuant to options granted ("Plan Options") or for restricted stock awarded ("Stock Grants") under the 2003 Plan. Stock Appreciation Rights may be granted as a means of allowing participants to pay the exercise price of Plan Options. As of December 31, 2003, no 2003 Plan Options or Stock Grants have yet been granted or awarded.

         A summary of the status of the Company's stock option plans as of December 31, 2002 and 2003 and the changes during the years then ended is as follows:

                                                    2002                                          2003
                                       --------------------------------              --------------------------------
                                                       Weighted Average                              Weighted Average
                                        Shares          exercise price               Shares           exercise price
                                                             RMB                                            RMB
         Outstanding at
           beginning of year           163,000             24.43                     163,000              24.43
         Granted                            --                                        46,000              59.33
         Exercised                          --                                       206,000              32.22
                                       -------             -----                       -----              -----
         Outstanding at
           end of year                 163,000             24.43                       3,000              24.43
                                       =======             =====                       =====              =====


15.      PREFERRED STOCK

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

                     YEARS ENDED DECEMBER 31, 2002 and 2003

             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

16.      RELATED PARTY BALANCES AND TRANSACTIONS


         At December 31, 2003, the Company owed RMB1,603 (US$194) to an officer for unpaid salary.

         At December 31, 2003 the Company owed MB296 (US$36) to related companies. These amounts are unsecured, interest-free and are repayable on demand.

17.      VALUATION ALLOWANCE

         Valuation allowance consists of the following:

                                                         Year ended December 31,
                                                              2002     2003
                                                             ------   ------
                                                               RMB      RMB

         Short-term loans receivable, and related interest       --    2,684
         Investments (Sundiro)                               46,615   19,000
         VAT receivable allowance                             1,563    3,126
                                                             ------   ------
                                                             48,178   24,810
                                                             ======   ======

                        CHINA RESOURCES DEVELOPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 and 2003

             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

18.      CONCENTRATION OF RISK

         Concentration of credit risk:

         Financial instruments that potentially subject the Group to significant concentration of credit risk consist principally of cash deposits, trade receivables, short term loans receivable, and cost method investments.

         (i)      Cash and cash deposits

                  The Group maintains its cash and cash deposits primarily with various Hong Kong based financial institutions. The Group performs periodic evaluations of the relative credit standing of those financial institutions.

         (ii)     Trade receivables

                  The Group extends credit to its customers in the normal course of business. The group performs ongoing credit evaluations and generally does not require collateral. The Group maintains reserves for potential credit losses based upon its loss history and aging analysis. Such losses have been within management's expectations. At December 31, 2003, three customers accounted for 47%, 22% and 19% of trade receivables. During the year ended December 31, 2003, one of these customers accounted for 11% of total sales and one other customer accounted for 48% of total sales. During the year ended December 31, 2002, one customer accounted for 15% of total sales.

         (iii)    Short term loans receivable

                  The Group carefully assesses the recoverability of loans not guaranteed or secured by collateral, and maintains reserves for potential credit losses based upon its analysis and upon its continued communication with its debtors. During the year ended December 31, 2003 the Group wrote-off short-term loans receivable of approximately RMB2,226 (US$269) and renegotiated the repayment terms of its RMB1,060 (US$128) short-term loan receivable

         (iv)     Cost method investments

                  The Group's cost method investments consist of interests in unlisted shares/equity of PRC companies in which the Group does not have a significant influence over their operating and financial policies.

                        CHINA RESOURCES DEVELOPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 and 2003

             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

19.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used by the Group in estimating the fair value of its financial instruments:

         (i)      Cash and cash equivalents

                  The carrying amount reported in the consolidated balance sheet for cash and cash equivalents approximate their fair value.

         (ii)     Marketable securities

                  The carrying amount reported in the consolidated balance sheets for marketable securities represents their fair values. The fair values for marketable securities are based on quoted market prices.

         (iii) Short term loans receivable, accounts payable and other payables

                  The carrying amounts reported in the balance sheet for short term loans receivable, accounts payable and other payables approximate their fair values due to their short maturities.

         (iv)     Amounts due from/to related parties

                  The fair values of amounts due from/to the related parties cannot be determined due to the related party nature of those balances.

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

                     YEARS ENDED DECEMBER 31, 2002 and 2003

             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

20.      RESERVES AND DISTRIBUTION OF PROFITS (Continued)

         In accordance with the relevant PRC regulations and the Articles of Association, the collective welfare fund must be used for capital expenditure on staff welfare facilities. Such facilities are for the use of the staff and are owned by HARC.

         According to relevant laws and regulations in the PRC, distributable reserves of HARC and its subsidiaries are determined in accordance with the relevant PRC accounting rules and regulations. HARC had no retained earnings available for distribution as of December 31, 2002 and 2003.

         There were no appropriations to the surplus reserve or to the collective welfare fund for the years ended December 31, 2002 and 2003.


21.      COMMITMENTS

         The Company leases buildings in the PRC and in Hong Kong. The PRC leases are for periods ranging from one to nine years, expire on various dates through 2007, and provide for monthly rent expense of approximately RMB72 (US$9). The Company leases its Hong Kong office space from a company affiliated with one of the Company's directors. The Hong Kong office lease expires in August 2004 and provides for monthly rent expense of approximately RMB20 (US$2). Through June 2003, the Company also leased office space in Hainan under a non-cancelable operating lease providing for monthly rent expense of approximately RMB4.

         At December 31, 2003, future minimum payments under non-cancelable operating leases are as follows:

                                                        RMB
                  Payable in:
                      2004                              580
                      2005                              530
                      2006                              509
                      2007                              467
                                                      -----
                  Total minimum lease payments        2,086
                                                      =====

         Rental expenses under operating leases for the years ended December 31, 2002 and 2003 amounted to RMB1,030 (US$124) and RMB840 (US$101), respectively.

                        CHINA RESOURCES DEVELOPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 and 2003

             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

23.      SEGMENT FINANCIAL INFORMATION

         The Company classifies its business into two operating segments, which are defined by the products offered as follows:

         Commodity trading (Copper)
         The Group's materials, supplies and other commodity products division primarily traded materials, supplies and other commodity products to farms, manufacturers and other distributors in the PRC.

         Advertising
         The Group's advertising division primarily provided advertising, promotion and public relations services in Hong Kong and mainland China to both local and international customers.

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

                     YEARS ENDED DECEMBER 31, 2002 and 2003

             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

23.      SEGMENT FINANCIAL INFORMATION (continued)

         Operating segment information

                                                              Year ended December 31,
                                                                  2002       2003
                                                              -----------------------
                                                                  RMB        RMB
         Net sales:
             Copper:
                 Net sales to unaffiliated customers              1,948      1,904
             Advertising:
                 Net sales to unaffiliated customers                 --      1,145
                                                                -------    -------
         Total consolidated net sales                             1,948      3,049
                                                                =======    =======

         Depreciation and amortization expenses:
             Copper                                                  30         34
             Advertising                                             --          4
                                                                -------    -------
         Total segment depreciation and amortization expenses        30         38

         Reconciling item:
             Depreciation and amortization expenses
                 attributable to corporate assets                    60        154
                                                                -------    -------

         Total consolidated depreciation and
             amortization expenses                                   90        192
                                                                =======    =======
         Segment profit:
             Copper                                                   3         --
             Advertising                                             --        231
                                                                -------    -------
         Total segment profit                                         3        231

         Reconciling items:
             Corporate expenses                                 (56,857)   (29,644)
             Interest income                                        654        313
                                                                -------    -------

         Total consolidated loss from continuing operations     (56,200)   (29,100)
                                                                =======    =======

                        CHINA RESOURCES DEVELOPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 and 2003

             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

23.      SEGMENT FINANCIAL INFORMATION (continued)

                                                        Year ended December 31,
                                                            2002     2003
                                                        -----------------------
                                                            RMB       RMB
         Segment assets:
             Copper                                         6,024      942
             Advertising                                       --      779
                                                           ------   ------

         Total segment assets                               6,024    1,721

         Reconciling items:
             Corporate assets                              13,326   20,963
             Investments                                   63,000   44,000
                                                           ------   ------

         Total consolidated assets                         82,350   66,684
                                                           ======   ======

         Expenditure for additions to long-lived assets:
             Copper                                            10       --
                                                           ------   ------

         Total segment expenditure for
             additions to long-lived assets                    10       --

         Reconciling item:
             Corporate assets                                  13      321
                                                           ------   ------

         Total consolidated expenditure for
             additions to long-lived assets                    31      321
                                                           ======   ======

         Long-lived assets of reportable segments and corporate assets consisting of property and equipment located in the PRC and Hong Kong.