Form 10QSB
period 2004-03-31
CHINA RESOURCES DEVELOPMENT INC
filed 2004-05-17
CIK 793628

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarter period ended March 31, 2004
                                 --------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from ___________ to _____________

                        CHINA RESOURCES DEVELOPMENT, INC.
               (Exact Name of registrant as Specified in Charter)

         Nevada                          0-26046                 87-0263643
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

                           Yes     [X]       No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,143,823 shares of common stock, $0.001 par value, as of May 14, 2004.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                         COMPREHENSIVE LOSS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
             (Amounts in thousands, except share and per share data)

                                             Three Months Ended March 31,
                                       ---------------------------------------
                                         2004            2003           2004
                                       ---------       -------       ---------
                                          RMB            RMB            US$

NET SALES                                    417           444              50

COST OF SALES                               (231)         (444)            (28)
                                       ---------       -------       ---------
GROSS PROFIT                                 186            --              22

DEPRECIATION                                 (58)          (34)             (7)

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                 (1,683)       (1,935)           (203)

INTEREST INCOME                               31           171               4

OTHER (EXPENSE)/INCOME, NET                  376           (56)             45
                                       ---------       -------       ---------
LOSS FROM CONTINUING
 OPERATIONS                               (1,148)       (1,854)           (139)

DISCONTINUED OPERATIONS
 Income from operations of
  discontinued supermarket
  segment and loss from
  Xubu operations                             --          (583)             --
                                       ---------       -------       ---------
NET LOSS                                  (1,148)       (2,437)           (139)
                                       ---------       -------       ---------
Other comprehensive loss:
 Foreign currency
  translation adjustments                     (4)           --              --
                                       ---------       -------       ---------
COMPREHENSIVE LOSS                        (1,152)       (2,437)           (139)
                                      ==========      ========      ==========
LOSS PER SHARE: basic and diluted
 Continuing operations                     (1.01)        (2.21)          (0.12)
 Discontinued operations                      --         (0.70)             --
                                       ---------       -------       ---------
                                           (1.01)        (2.91)          (0.12)
                                      ==========      ========      ==========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                 1,143,823       837,823       1,143,823
                                      ==========      ========      ==========

See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2004 AND DECEMBER 31, 2003
             (Amounts in thousands, except share and per share data)

                                                              March 31,    December 31,        March 31,
                                                                   2004            2003             2004
                                                              ---------       ---------         --------
                                                                    RMB             RMB              US$
                                                  Notes     (Unaudited)          (Note)      (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                       9,718          10,472            1,174
  Trading securities                                                 54             598                7
  Trade receivables                                                 302             722               36
  Other receivables, deposits and prepayments                     1,444             182              174
  Short term loans receivable                                       742           1,060               90
  Assets held for sale                              2                --           2,088               --
                                                              ---------       ---------         --------
TOTAL CURRENT ASSETS                                             12,260          15,122            1,481
PROPERTY AND EQUIPMENT                              3             1,208           1,266              146
INVESTMENTS                                                      44,000          44,000            5,314
GOODWILL                                                          6,296           6,296              760
                                                              ---------       ---------         --------
TOTAL ASSETS                                                     63,764          66,684            7,701
                                                              =========       =========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                   74             467                9
  Other payables and accrued liabilities            4             2,070           2,641              250
  Amount due to an officer                                        1,697           1,603              205
  Current portion of capital lease                                  154             151               19
  Amounts due to related companies                                  296             296               35
  Liabilities related to assets held for sale       2                --             857               --
                                                              ---------       ---------         --------
TOTAL CURRENT LIABILITIES                                         4,291           6,015              518
Capital lease, net of current portion                               277             321               34
                                                              ---------       ---------         --------
TOTAL LIABILITIES                                                 4,568           6,336              552
                                                              ---------       ---------         --------

SHAREHOLDERS' EQUITY
  Preferred stock, authorized -
    10,000,000 shares
      Series B preferred stock, US$0.001 par value:
        Authorized - 320,000 shares
        Issued and outstanding - 320,000 shares
          in 2004 and 2003                                            3               3               --
  Common stock, US$0.001 par value:
   Authorized - 200,000,000 shares
   Issued and outstanding - 1,143,823 shares
     in 2004 and 2003                                                 9               9                1
Additional paid-in capital                                      181,681         181,681           21,942
Reserves                                                         28,028          28,028            3,385
Accumulated deficit                                           (150,677)       (149,529)         (18,198)
Accumulated other comprehensive income                              152             156               19
                                                              ---------       ---------         --------
TOTAL SHAREHOLDERS' EQUITY                                       59,196          60,348            7,149
                                                              ---------       ---------         --------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                                         63,764          66,684            7,701
                                                              =========       =========         ========

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                             (Amounts in thousands)

                                                         Three months ended March 31,
                                                        -----------------------------
                                                         2004        2003       2004
                                                        -------      -----     ------
                                                          RMB         RMB        US$
Net cash (used in)/provided by operating activities      (1,031)       595       (124)
                                                        -------      -----     ------
INVESTING ACTIVITIES
  Repayment of principal of capital leases                  (41)        --         (5)
  Repayment of short term loans from third parties          318         --         38
                                                        -------      -----     ------
Net cash provided by investing activities                   277         --         33
                                                        -------      -----     ------

Net cash provided by discontinued operations                 --        350         --
                                                        -------      -----     ------

NET (DECREASE)/INCREASE IN CASH AND CASH
   EQUIVALENTS                                             (754)       945        (91)

Cash and cash equivalents, at beginning of period        10,472      2,238      1,265
                                                        -------      -----     ------
Cash and cash equivalents, at end of period               9,718      3,183      1,174
                                                        =======      =====     ======

See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  (Amounts in thousands, except per share data)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

         The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

         For the convenience of the reader, amounts in Renminbi ("RMB") have been translated into United States dollars ("US$") at the rate of US$1.00 = RMB8.28 quoted by the People's Bank of China as at March 31, 2004. No representation is made that the RMB amounts could have been, or could be, converted into US$ at that rate.

         Certain comparative amounts have been reclassified to conform with the current period classifications.

2.       DISPOSITION OF ASSETS

         On February 10, 2004, the Registrant's wholly-owned subsidiary, Hainan Cihui Industrial Co. Ltd. ("HARC"), disposed of its 100% equity interest in Shenzhen Xubu Investment Co. Ltd. ("Xubu") to an unaffiliated third party for total consideration of RMB17,256 (US$2,084) (the "Purchase Consideration"). The Purchase Consideration was offset by capital in the amount of RMB16,026 (US$1,935) that had been withdrawn from Xubu by HARC. The net Purchase Consideration of RMB1,231 (US$149) was received by the Company on May 5, 2004. The assets and liabilities of Xubu have been classified as held for sale as of December 31, 2003 and consisted of fixed assets of RMB1,102 (US$133), cash of RMB812 (US$98), other receivables of RMB174 (US$21) and other payables of RMB857 (US$103). The results of operations of Xubu have been retroactively restated as discontinued operations. Revenues from discontinued Xubu operations were nil for the three months ended March 31, 2004 and 2003. Losses before income taxes from discontinued operations were nil and RMB583 (US$70) for the three months ended March 31, 2004 and 2003, respectively.

3. PROPERTY AND EQUIPMENT

                                                      March 31,  December 31,
                                                         2004        2003
                                                      ---------  ------------
                                                         RMB         RMB
         At cost:
           Buildings                                      509         509
           Machinery, equipment and motor vehicles      1,050       1,050
                                                       ------      ------
                                                        1,559       1,559

         Accumulated depreciation                        (351)       (293)
                                                       ------      ------
                                                        1,208       1,266
                                                       ======      ======

         As at March 31, 2004, property and equipment included a leased motor vehicle with cost and accumulated depreciation of RMB959 (US$116) and RMB194 (US$23), respectively.

4.       OTHER PAYABLES AND ACCRUED LIABILITIES

                                                      March 31,  December 31,
                                                         2004        2003
                                                      ---------  ------------
                                                         RMB         RMB

         Other payables                                 1,557       1,668
         Accrued liabilities                              513         973
                                                        -----       -----
                                                        2,070       2,641
                                                        =====       =====

5.       TRADING SECURITIES

         Included in other income/(expenses) for the three months ended March 31, 2004 and 2003 are unrealized losses on trading securities of nil and RMB151 (US$18), respectively.

6. SEGMENT FINANCIAL INFORMATION

                                                      Three months ended
                                                           March 31,
                                                      ------------------
                                                       2004        2003
                                                      ------      ------
                                                       RMB         RMB
         Net sales:
            Advertising:
              Net sales to unaffiliated customers        417          --
            Copper:
              Net sales to unaffiliated customers         --         444
                                                      ------      ------
         Total consolidated net sales                    417         444
                                                      ======      ======

         Segment profit:
            Advertising                                  154          --
            Copper                                        --          --
                                                      ------      ------
         Total segment profit                            154          --

         Reconciling items:
            Corporate expenses                        (1,333)     (2,025)
            Interest income                               31         171
                                                      ------      ------
         Total consolidated loss from
            continuing operations                     (1,148)     (1,854)
                                                      ======      ======

                                                     March 31,  December 31,
                                                       2004       2003
                                                      ------     ------
                                                       RMB        RMB
         Segment assets:
            Advertising                                  407         779
            Copper                                     2,046         942
                                                      ------      ------
         Total segment assets                          2,453       1,721

         Reconciling items:
            Corporate assets                          17,311      20,963
            Investments                               44,000      44,000
                                                      ------      ------
         Total consolidated assets                    63,764      66,684
                                                      ======      ======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         NET SALES AND GROSS PROFIT

         Sales for the three months ended March 31, 2003 represented trading of copper of RMB444,000 (US$54,000) with zero gross profit margin. Sales for the three months ended March 31, 2004 represented revenues from advertising and public relations services of RMB417,000 (US$50,000) with gross profit margin of 45%. Net sales from supermarket operations included in discontinued operations totaled RMB1,758,000 (US$212,000) for the three months ended March 31, 2003. Profit from discontinued supermarket operations was reported net of income tax expense, if any.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses decreased by RMB252,000 (US$30,000) or 13% to RMB1,683,000 (US$203,000) for the three months ended March 31, 2004 from RMB1,935,000 (US$234,000) for the three months ended March 31, 2003. The decrease was primarily attributable to the write off of VAT receivables of RMB389,000 (US$47,000) in the first quarter of 2003.

         INTEREST INCOME, NET

         Interest income decreased by RMB140,000 (US$17,000) or 82% to RMB31,000 (US$4,000) for the three months ended March 31, 2004 from RMB171,000 (US$21,000) for the three months ended March 31, 2003. The decrease was primarily due to the decrease in short term loans to unaffiliated third parties.

         OTHER (EXPENSE)/INCOME, NET

         Other (expense)/income, net for the three months ended March 31, 2003 and 2004 primarily consisted of a net gain/(loss) on trading of marketable securities of (RMB59,000) (US$7,000) and RMB376,000 (US$46,000), respectively.

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

         Net cash used in operating activities for the three months ended March 31, 2004 was approximately RMB1,031,000 (US$124,000), as compared to net cash provided by operating activities of RMB595,000 (US$72,000) for the corresponding period in 2003. Net cash inflows/outflows from the Company's operating activities are attributable to the Company's net loss and changes in operating assets and liabilities. Net cash provided by investing activities for the three months ended March 31, 2004 was primarily attributable to repayments of short term loans from third parties.

         The following summarizes the Company's financial condition and liquidity at the dates indicated:

                                   March 31, 2004           December 31, 2003
                                   --------------           -----------------

Current ratio                                2.8x                        2.5x
Working capital                         7,969,000                   9,107,000
Ratio of long-term debt to
   total shareholders' equity               0.05x                       0.05x

         The Company has the following contractual obligations and commercial commitments as at March 31, 2004:

                         Total            < 1 year          2-5 years
                         -----            --------          ---------

Operating leases        56,000              48,000              8,000
Capital lease          431,000             154,000            277,000

         Except as disclosed above, there have been no other significant changes in financial condition and liquidity since the fiscal year ended December 31, 2003. The Company believes that internally generated funds will be sufficient to satisfy its anticipated working capital needs for at least the next twelve months.

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

o The Company's revenues and expenses are mainly denominated in HK$ and US$. The Company and its subsidiaries do not have material market risk with respect to currency fluctuation as HK$ is linked to US$. As the reporting currency of the Company's consolidated financial statements is in RMB, translation difference may arise on consolidation. The Company may also suffer exchange loss when it converts RMB to other currencies, such as the Hong Kong Dollar or United States Dollar.

o The Company's interest income is sensitive to changes in the general level of HK$ and US$ interest rates. In this regard, changes in HK$ and US$ interest rates affect the interest earned on the Company's cash equivalents. At March 31, 2004, the Company's cash equivalents are primarily HK$ or US$ deposits with financial institutions, bearing market interest rates without fixed term.

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

o At March 31, 2004, the Company had short-term investments in trading securities in the Hong Kong stock market with a total market value of RMB54,000 (US$7,000). These investments expose the Company to market risks that may cause the future value of these investments to be lower than the original cost of such investments.

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

ITEM 3.  CONTROLS AND PROCEDURES

         On May 14, 2004, the Company's management concluded its evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Annual Report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

         On June 17, 2003, Billion Luck Company Limited, initiated a lawsuit in the High Court of the Hong Kong Special Administrative Region, Court of First Instance (the "High Court"), under the caption "Billion Luck Company Limited and Lee Kwong Yin." Billion Luck sought to recover approximately RMB2,667,000 (US$322,085), plus interest at the rate of 10% from May 27, 2003, arising out of the defendant's default under a loan agreement and related promissory note in favor of Billion Luck. The defendant failed to file a defense to the action and Billion Luck sought a judgment by default. On August 12, 2003, the High Court adjudged that the defendant pay to Billion Luck approximately US$322,085 due to the defendant's default under the loan agreement and promissory note. On November 12, 2003, a bankruptcy petition against Lee Kwong Yin was filed with the High Court based on his failure to satisfy a Statutory Demand served upon him on August 27, 2003. On March 1, 2004, the High Court ordered that a bankruptcy order be granted against Lee Kwong Yin. The Company is unable to predict whether it will be able to collect upon the award of the Court.

ITEM 2.  CHANGES IN SECURITIES:

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         NONE

ITEM 5.  OTHER INFORMATION:

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

10.1 Purchase and Sale Agreement dated February 10, 2004 between HARC and Su Wei Min re: disposition of Shenzhen Xubu Investment Co., Ltd.(1)

10.2 Purchase and Sale Agreement dated February 10, 2004 between Li Fei Lie and Su Wei Min re: disposition of Shenzhen Xubu Investment Co. Ltd.(2)

31.1 CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------
(1) Incorporated by reference to Exhibit 10.18 to the registrant's Current Report on Form 8-K filed February 25, 2004.
(2) Incorporated by reference to Exhibit 10.19 to the registrant's Current Report on Form 8-K filed February 25, 2004.

         During the three months ended March 31, 2004, the Company filed one current report on Form 8-K on February 10, 2004, to report, under Item 2, the disposal of the 100% equity interest in Xubu for net consideration of Rmb1,230,090 (US$148,562) and, under Item 7, pro forma financial information required by Regulation S-X.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CHINA RESOURCES DEVELOPMENT, INC.





May 14, 2004                        By:/s/ Ching Lung Po
                                       --------------------------------------
                                       Ching Lung Po, Chief Executive Officer



                                    By:/s/ Tam Cheuk Ho
                                       -------------------------------------
                                       Tam Cheuk Ho, Chief Financial Officer