Form 10QSB
period 2004-06-30
CHINA RESOURCES DEVELOPMENT INC
filed 2004-08-16
CIK 793628

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarter period ended June 30, 2004
                                      -------------

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

                           Yes [X] No[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,247,823 shares of common stock, $0.001 par value, as of August 13, 2004.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                     COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
             (Amounts in thousands, except share and per share data)

                                     Three Months Ended June 30,              Six Months Ended June 30,
                                 -----------------------------------     -----------------------------------
                                    2004         2003         2004         2004         2003         2004
                                 ---------     -------     ---------     ---------     -------     ---------
                                    RMB          RMB          US$          RMB          RMB          US$
NET SALES                              225          --            27           642         444            77

COST OF SALES                         (144)         --           (17)         (375)       (444)          (45)
                                 ---------     -------     ---------     ---------     -------     ---------
GROSS PROFIT                            81          --            10           267          --            32

DEPRECIATION                           (64)        (34)           (8)         (122)        (68)          (15)

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES           (1,734)     (6,863)         (209)       (3,417)     (8,798)         (413)


INTEREST INCOME                         --          88            --            31         259             4

OTHER INCOME, NET                    2,842         125           343         3,218          69           389
                                 ---------     -------     ---------     ---------     -------     ---------
INCOME/(LOSS) FROM
 CONTINUING OPERATIONS               1,125      (6,684)          136           (23)     (8,538)           (3)

DISCONTINUED OPERATIONS
Loss from operations of
  discontinued supermarket
  segment and
  Xubu operations                       --        (425)           --            --      (1,008)           --
                                 ---------     -------     ---------     ---------     -------     ---------
NET INCOME/(LOSS)                    1,125      (7,109)          136           (23)     (9,546)           (3)
                                 ---------     -------     ---------     ---------     -------     ---------
Other comprehensive loss:
 Foreign currency translation
   adjustments                          --          --            --            (4)         --            --
                                 ---------     -------     ---------     ---------     -------     ---------
COMPREHENSIVE INCOME/(LOSS)          1,125      (7,109)          136           (27)     (9,546)           (3)
                                 =========     =======     =========     =========     =======     =========
INCOME/(LOSS) PER SHARE:
 basic and diluted
  Continuing operations               0.98       (7.98)         0.12         (0.02)     (10.19)           --
  Discontinued operations               --       (0.51)           --            --       (1.20)           --
                                 ---------     -------     ---------     ---------     -------     ---------
                                      0.98       (8.49)         0.12         (0.02)     (11.39)           --
                                 =========     =======     =========     =========     =======     =========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING           1,143,823     837,823     1,143,823     1,143,823     837,823     1,143,823
                                 =========     =======     =========     =========     =======     =========

See notes to condensed consolidated financial statements.

              CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2004 AND DECEMBER 31, 2003
             (Amounts in thousands, except share and per share data)

                                                             June 30,       December 31,          June 30,
                                                                 2004               2003              2004
                                                                  RMB                RMB               US$
                                                  Notes   (Unaudited)             (Note)       (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                    10,834             10,472             1,308
  Trading securities                                               54                598                 7
  Trade receivables                                               164                722                20
  Other receivables, deposits and prepayments                     315                182                38
  Short term loans receivable                                     689              1,060                83
  Assets held for sale                              3              --              2,088                --
                                                             --------           --------           -------
TOTAL CURRENT ASSETS                                           12,056             15,122             1,456
PROPERTY AND EQUIPMENT                              4           1,249              1,266               151
INVESTMENTS                                                    44,000             44,000             5,314
GOODWILL                                                        6,296              6,296               760
                                                             --------           --------           -------
TOTAL ASSETS                                                   63,601             66,684             7,681
                                                             ========           ========           =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                 59                467                 7
  Other payables and accrued liabilities            5           1,818              2,641               219
  Amount due to an officer                                        629              1,603                76
  Current portion of capital lease                                177                151                21
  Amounts due to related companies                                296                296                36
  Liabilities related to assets held for sale       3              --                857                --
                                                             --------           --------           -------
TOTAL CURRENT LIABILITIES                                       2,979              6,015               359
Capital lease, net of current portion                             301                321                37
                                                             --------           --------           -------
TOTAL LIABILITIES                                               3,280              6,336               396
                                                             --------           --------           -------

SHAREHOLDERS' EQUITY
  Preferred stock, authorized -
    10,000,000 shares
      Series B preferred stock, US$0.001 par value:
        Authorized - 320,000 shares
        Issued and outstanding - 320,000 shares
          in 2004 and 2003                                          3                  3                --
  Common stock, US$0.001 par value:
   Authorized - 200,000,000 shares
   Issued and outstanding - 1,143,823 shares
     in 2004 and 2003                                               9                  9                 1
Additional paid-in capital                                    181,681            181,681            21,942
Reserves                                                       28,028             28,028             3,385
Accumulated deficit                                          (149,552)          (149,529)          (18,062)
Accumulated other comprehensive income                            152                156                19
                                                             --------           --------           -------
TOTAL SHAREHOLDERS' EQUITY                                     60,321             60,348             7,285
                                                             --------           --------           -------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                                       63,601             66,684             7,681
                                                             ========           ========           =======

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

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                             (Amounts in thousands)

                                                           Six months ended June 30,
                                                        -------------------------------
                                                          2004        2003        2004
                                                         ------      ------       -----
                                                          RMB         RMB         US$
Net cash (used in)/provided by operating activities      (2,136)      4,249        (258)
                                                         ------      ------       -----
INVESTING ACTIVITIES
  Purchases of property and equipment                       (21)       (402)         (3)
  Proceeds from disposal of property and equipment           --         151          --
  Repayment of principal of capital leases                  (78)        (98)         (9)
  Repayment of short term loans from third parties        2,597          --         314
                                                         ------      ------       -----
Net cash provided by/(used in) investing activities       2,498        (349)        302
                                                         ------      ------       -----

Net cash used in discontinued operations                     --      (1,468)         --
                                                         ------      ------       -----

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                              362       2,432          44

Cash and cash equivalents, at beginning of period        10,472       2,238       1,264
                                                         ------      ------       -----
Cash and cash equivalents, at end of period              10,834       4,670       1,308
                                                         ======      ======       =====

Non-cash investing activities:
  Property and equipment acquired by capital lease           84         637          10
                                                         ======      ======       =====

See notes to condensed consolidated financial statements.

               CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  (Amounts in thousands, except per share data)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

         For the convenience of the reader, amounts in Renminbi ("RMB") have been translated into United States dollars ("US$") at the rate of US$1.00 = RMB8.28 quoted by the People's Bank of China as at June 30, 2004. No representation is made that the RMB amounts could have been, or could be, converted into US$ at that rate.

         Certain comparative amounts have been reclassified to conform with the current period classifications.

2.       STOCK BASED COMPENSATION

         On May 19, 2004, the Company granted options to certain employees and officers to purchase an aggregate of 104,000 shares for RMB47.03 (US$5.68) per share, which was the market price at the grant date. On July 8, 2004, options to purchase 104,000 shares of the Company's Common Stock for RMB47.03 (US$5.68) per share were exercised, and the Company issued 104,000 shares for RMB4,891 (US$591).

         The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock-based employee compensation plans. Accordingly, no compensation expense has been recognized for options granted to employees at fair market value. The following table illustrates the effect on net income/(loss) and income/(loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation to its stock-based employee plans.

                                                   Three Months    Six Months
                                                      Ended June 30, 2004
                                                   --------------------------
                                                       RMB             RMB

         Net income/(loss), as reported               1,125            (23)
         Deduct: Total stock-based employee
          compensation expense determined
          under fair value based method                (946)          (946)
                                                      -----          -----

         Pro forma net income/(loss)                    179           (969)
                                                      =====          =====

         Earnings/(loss) per share:
            Basic and diluted - as reported            0.98          (0.02)
                                                      =====          =====

            Basic and diluted - pro forma              0.16          (0.85)
                                                      =====          =====

         The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 0.96%; no dividend yield; volatility factor of the expected market price of the Company's common stock of 109.10%; and the life of the options of 2 months.

3.       DISPOSITION OF ASSETS

         On February 10, 2004, the Registrant's wholly-owned subsidiary, Hainan Cihui Industrial Co. Ltd. ("HARC"), disposed of its 100% equity interest in Shenzhen Xubu Investment Co. Ltd. ("Xubu") to an unaffiliated third party for total consideration of RMB17,256 (US$2,084) (the "Purchase Consideration"). The Purchase Consideration was offset by capital in the amount of RMB16,026 (US$1,935) that had been withdrawn from Xubu by HARC. The net Purchase Consideration of RMB1,231 (US$149) was received by the Company on May 5, 2004. The assets and liabilities of Xubu have been classified as held for sale as of December 31, 2003 and consisted of fixed assets of RMB1,102 (US$133), cash of RMB812 (US$98), other receivables of RMB174 (US$21) and other payables of RMB857 (US$103). The results of operations of Xubu have been retroactively restated as discontinued operations. Revenues from discontinued Xubu operations were nil for the three months and six months ended June 30, 2004 and 2003. Losses before income taxes from discontinued operations were nil and RMB1,008 (US$122) for the six months ended June 30, 2004 and 2003, respectively. Losses before income taxes from discontinued operations were nil and RMB425 (US$51) for the three months ended June 30, 2004 and 2003, respectively.

4.       PROPERTY AND EQUIPMENT

                                                     June 30,     December 31,
                                                         2004             2003
                                                     --------     ------------
                                                          RMB              RMB

         At cost:
           Buildings                                      509              509
           Machinery, equipment and motor vehicles      1,155            1,050
                                                        -----            -----
                                                        1,664            1,559

         Accumulated depreciation                        (415)            (293)
                                                        -----            -----
                                                        1,249            1,266
                                                        =====            =====

         As at June 30, 2004, property and equipment included two leased motor vehicles with cost and accumulated depreciation of RMB1,064 (US$129) and RMB298 (US$36), respectively.

5.       OTHER PAYABLES AND ACCRUED LIABILITIES

                                   June 30,   December 31,
                                       2004           2003
                                   --------   ------------
                                        RMB            RMB

         Other payables               1,259          1,668
         Accrued liabilities            559            973
                                      -----          -----
                                      1,818          2,641
                                      =====          =====

6.       TRADING SECURITIES

         Included in other income/(expenses) for the six months ended June 30, 2004 and 2003 are unrealized gains on trading securities of nil and RMB798 (US$96), respectively. Included in other income/(expenses) for the three months ended June 30, 2004 and 2003 are unrealized gains on trading securities of nil and RMB949 (US$115), respectively.

7. SEGMENT FINANCIAL INFORMATION

                                                    Three months ended      Six months ended
                                                              June 30,              June 30,
                                                     -----------------      ----------------
                                                       2004       2003      2004        2003
                                                        RMB        RMB       RMB         RMB
         Net sales:
            Advertising:
              Net sales to unaffiliated customers       225         --       642          --
            Copper:
              Net sales to unaffiliated customers        --         --        --         444
                                                      -----     ------      ----      ------
         Total consolidated net sales                   225         --       642         444
                                                      =====     ======      ====      ======

         Segment profit:
            Advertising                                   1         --       155          --
            Copper                                       --         --        --          --
                                                      -----     ------      ----      ------
         Total segment profit                             1         --       155          --

         Reconciling items:
            Corporate expenses                        1,124     (6,772)     (209)     (8,797)
            Interest income                              --         88        31         259
                                                      -----     ------      ----      ------
         Total consolidated profit/(loss) from
            continuing operations                     1,125     (6,684)      (23)     (8,538)
                                                      =====     ======      ====      ======

                                                                 June 30,       December 31,
                                                                     2004               2003
                                                                 --------       ------------
                                                                      RMB                RMB
         Segment assets:
            Advertising                                               399                779
            Copper                                                    727                942
                                                                   ------             ------
         Total segment assets                                       1,126              1,721

         Reconciling items:
            Corporate assets                                       18,475             20,963
            Investments                                            44,000             44,000
                                                                   ------             ------
         Total consolidated assets                                 63,601             66,684
                                                                   ======             ======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         NET SALES AND GROSS PROFIT

         Sales for the six months ended June 30, 2003 represented trading of copper of RMB444,000 (US$54,000) with zero gross profit margin. There was no sales of copper in the second quarter of 2003. Sales for the three months and six months ended June 30 2004 represented revenues from advertising and public relations services of RMB225,000 (US$27,000) and RMB642,000 (US$77,000),
respectively, with gross profit of RMB81,000 (US$10,000) and RMB267,000 (US$32,000), respectively. Net sales from supermarket operations included in discontinued operations totaled RMB1,889,000 (US$228,000) and RMB3,647,000 (US$440,000) for the three months and six months ended June 30, 2003. Profit from discontinued supermarket operations was reported net of income tax expense, if any.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses decreased by RMB5,381,000 (US$650,000) or 61% to RMB3,417,000 (US$413,000) for the first half of 2004 from
RMB8,798,000 (US$1,063,000) for the first half of 2003. The decrease was primarily attributable to the write off of VAT receivables of RMB3,126,000 (US$378,000) and the provision made on loan receivable from an unaffiliated third party of RMB2,684,000 (US$324,000) in 2003.

         Selling, general and administrative expenses decreased by RMB5,129,000 (US$619,000) or 75% to RMB1,734,000 (US$209,000) for the second quarter of 2004 from RMB6,863,000 (US$829,000) for the second quarter of 2003. The decrease was primarily attributable to the write off of VAT receivables of RMB2,737,000 (US$331,000) and the provision made on loan receivable from an unaffiliated third party of RMB2,684,000 (US$324,000) in the second quarter of 2003.

         INTEREST INCOME, NET

         Interest income decreased by RMB228,000 (US$28,000) or 88% to RMB31,000 (US$4,000) for the first half of 2004 from RMB259,000 (US$31,000) for the first half of 2003. The decrease was primarily due to the decrease in short term loans to unaffiliated third parties.

         Interest income was RMB88,000 (US$11,000) for the second quarter of 2003 compared to nil for the second quarter of 2004. The Company did not provide for the interest income for the second quarter of 2004 because the Company is currently negotiating the repayment terms with the debtor and the interest may be reduced.

         OTHER (EXPENSE)/INCOME, NET

         Other income, net for the first half of 2003 primarily consisted of a net gain on trading of marketable securities of RMB38,000 (US$5,000) and gain on disposal of fixed assets of RMB25,000 (US$3,000). Other income, net for the first half of 2004 primarily consisted of a net gain on trading of marketable securities of RMB376,000 (US$46,000) and recovery of a short term loan receivable of RMB2,226,000 (US$269,000) which had been provided for in 2003, together with related interest and costs of RMB614,000 (US$74,000).

         Other income, net for the second quarter of 2003 primarily consisted of a net gain on trading of marketable securities of RMB97,000 (US$12,000) and gain on disposal of fixed assets of RMB25,000 (US$3,000), respectively. Other income, net for the second quarter of 2004 primarily consisted of the recovery of a short term loan receivable of RMB2,226,000 (US$269,000) which had been provided for in 2003, together with related interest and costs of RMB614,000 (US$74,000).

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

         Net cash used in operating activities for the six months ended June 30, 2004 was approximately RMB2,136,000 (US$258,000), as compared to net cash provided by operating activities of RMB4,249,000 (US$513,000) for the corresponding period in 2003. Net cash inflows/outflows from the Company's operating activities are attributable to the Company's net loss and changes in operating assets and liabilities. Net cash provided by investing activities for the six months ended June 30, 2004 was primarily attributable to repayments of short term loans from third parties.

         The following summarizes the Company's financial condition and liquidity at the dates indicated:

                                    June 30, 2004           December 31, 2003
                                    -------------           -----------------
                                              RMB                         RMB
Current ratio                                4.0x                        2.5x
Working capital                         9,077,000                   9,107,000
Ratio of long-term debt to
   total shareholders' equity               0.05x                       0.05x

         The Company has the following contractual obligations and commercial commitments as at June 30, 2004:

                                   Total            < 1 year          2-5 years
                                   -----            --------          ---------
                                     RMB                 RMB                RMB
Operating leases                  44,000              44,000                  -
Capital lease                    478,000             177,000            301,000

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

o The Company's revenues and expenses are mainly denominated in HK$ and US$. The Company and its subsidiaries do not have material market risk with respect to currency fluctuation as HK$ is linked to US$. As the reporting currency of the Company's consolidated financial statements is in RMB, translation differences may arise on consolidation. The Company may also suffer exchange loss when it converts RMB to other currencies, such as the Hong Kong Dollar or United States Dollar.

o The Company's interest income is sensitive to changes in the general level of HK$ and US$ interest rates. In this regard, changes in HK$ and US$ interest rates affect the interest earned on the Company's cash equivalents. At June 30, 2004, the Company's cash equivalents are primarily HK$ or US$ deposits with financial institutions, bearing market interest rates without fixed term.

o While we are a Nevada corporation, our officers and directors are non-residents of the United States, our assets are located in the PRC and our operations are conducted in the PRC. As a result, it may not be possible to effect service of process on such persons in the United States, and it may be difficult to enforce any judgments rendered against us or them.

General Risks of Operations

o Unless we are able to reduce expenses, increase our profit margins and/or acquire profitable operations, we will likely continue to incur losses and investors in our shares may be unable to recoup their investment.

o We intend to investigate and evaluate potential business opportunities, including acquisition candidates; however, we may be unable to acquire business operations that prove to be profitable; we will continue to incur administrative and professional expenses in connection with our evaluation and acquisition of business operations, without corresponding revenues from those operations prior to acquisition.

o At June 30 2004, the Company had short-term investments in trading securities in the Hong Kong stock market with a total market value of RMB54,000 (US$7,000). These investments expose the Company to market risks that may cause the future value of these investments to be lower than the original cost of such investments.

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

ITEM 3.  CONTROLS AND PROCEDURES

         On August 13, 2004, the Company's management concluded its evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Annual Report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

         On June 17, 2003, Billion Luck Company Limited, initiated a lawsuit in the High Court of the Hong Kong Special Administrative Region, Court of First Instance (the "High Court"), under the caption "Billion Luck Company Limited and Lee Kwong Yin." Billion Luck sought to recover approximately RMB2,667,000 (US$322,085), plus interest at the rate of 10% from May 27, 2003, arising out of the defendant's default under a loan agreement and related promissory note in favor of Billion Luck. The defendant failed to file a defense to the action and Billion Luck sought a judgment by default. On August 12, 2003, the High Court adjudged that the defendant pay to Billion Luck approximately US$322,085 due to the defendant's default under the loan agreement and promissory note. On November 12, 2003, a bankruptcy petition against Lee Kwong Yin was filed with the High Court based on his failure to satisfy a Statutory Demand served upon him on August 27, 2003. On March 1, 2004, the High Court ordered that a bankruptcy order be granted against Lee Kwong Yin. On June 28, 2004, the Company received RMB2,840,000 (US$342,995) from a third party who settled the debts due and owing by Lee Kwong Yin in full.

ITEM 2.  CHANGES IN SECURITIES:

         On May 19, 2004, the Company granted options to certain employees and officers to purchase an aggregate of 104,000 shares at an exercise price of RMB47.03 (US$5.68) per share. On July 8, 2004, options to purchase 104,000 shares of the Company's Common Stock for RMB47.03 (US$5.68) per share were exercised and the Company issued 104,000 shares for RMB4,891,000 (US$591,000). The options and shares were issued under the Company's 1995 Stock Option Plan (as to 24,000 shares) and its 2004 Equity Compensation Plan (as to 80,000 shares). Each recipient (a) had a preexisting business relationship with the Company, (b) had access to business and financial information about the Company, and (c) represented that he or she was acquiring the shares for investment purposes and not with a view towards distribution or resale except in compliance with applicable law. In addition, the shares issued upon exercise of the options contained a legend restricting their transferability absent registration under the Securities Act of 1933, as amended (the "Act") or the availability of an applicable exemption from registration. The foregoing transactions were exempt from the registration requirements of the Act by reason of Section 4(2) thereof.

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

         31.1 CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         During the three months ended June 30, 2004, the Company filed no current report on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CHINA RESOURCES DEVELOPMENT, INC.





August 16, 2004                       By:/s/ Ching Lung Po
                                         --------------------------------------
                                         Ching Lung Po, Chief Executive Officer



                                      By:/s/ Tam Cheuk Ho
                                         -------------------------------------
                                         Tam Cheuk Ho, Chief Financial Officer