Form 10QSB
period 2004-09-30
CHINA RESOURCES DEVELOPMENT INC
filed 2004-11-15
CIK 793628

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒

Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter period ended September 30, 2004

☐

Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to _____________

CHINA RESOURCES DEVELOPMENT, INC.

(Exact Name of registrant as Specified in Charter)

Nevada	0-26046	87-263643
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,247,823 shares of common stock, $0.001 par value, as of November 15, 2004.

Forward-Looking Statements

This report contains statements that constitute forward-looking statements. Those statements appear in a number of places in this report and include, without limitation, statements regarding the intent, belief and current expectations of the Company, its directors or its officers with respect to the Company's policies regarding investments, dispositions, financings, conflicts of interest and other matters; and trends affecting the Company's financial condition or results of operations. Any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and actual results may differ materially from those in the forward-looking statement as a result of various factors. The accompanying information contained in this report, including without limitation the information set forth above and the information set forth under the heading, “Management's Discussion and Analysis or Plan of Operation,” identifies important factors that could cause such differences. With respect to any such forward-looking statement that includes a statement of its underlying assumptions or bases, the Company cautions that, while it believes such assumptions or bases to be reasonable and has formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(LOSS) (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	2004	2004	2003	2004
	RMB	RMB	US$	RMB	RMB	US$

NET SALES	435	853	53	1,077	1,297	130
COST OF SALES	(352)	(761)	(43)	(727)	(1,205)	(88)
GROSS PROFIT	83	92	10	350	92	42
DEPRECIATION	(65)	(60)	(8)	(187)	(128)	(22)
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	(1,988)	(16,036)	(240)	(5,405)	(24,834)	(653)
INTEREST INCOME	1	86	-	32	345	4
OTHER INCOME, NET	2	1,084	-	3,220	1,153	389
LOSS FROM
CONTINUING OPERATIONS	(1,967)	(14,834)	(238)	(1,990)	(23,372)	(240)
DISCONTINUED OPERATIONS
Loss from operations of discontinued
supermarket segment and
Xubu operations	-	(1,202)	-	-	(2,210)	-

NET LOSS	(1,967)	(16,036)	(238)	(1,990)	(25,582)	(240)

Other comprehensive income (loss):
Foreign currency translation adjustments	2	(4)	-	(2)	(4)	-

COMPREHENSIVE LOSS	(1,965)	(16,040)	(238)	(1,992)	(25,586)	(240)

LOSS PER SHARE: basic and diluted
Continuing operations	(1.59)	(14.40)	(0.19)	(1.69)	(25.89)	(0.20)
Discontinued operations	-	(1.16)	-	-	(2.45)	-

	(1.59)	(15.56)	(0.19)	(1.69)	(28.34)	(0.20)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	1,239,910	1,030,345	1,239,910	1,176,204	902,702	1,176,204

See notes to condensed consolidated financial statements.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

(Amounts in thousands, except share and per share data)

		September 30, 2004	December 31, 2003	September 30, 2004
		RMB	RMB	US$
	Notes	(Unaudited)	(Note)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		13,584	10,472	1,641
Trading securities		54	598	7
Trade receivables		247	722	30
Other receivables, deposits and prepayments		267	182	32
Short term loans receivable		583	1,060	70
Assets held for sale	4	-	2,088	-
TOTAL CURRENT ASSETS		14,735	15,122	1,780
PROPERTY AND EQUIPMENT	5	1,188	1,266	143
INVESTMENTS		44,000	44,000	5,314
GOODWILL		6,296	6,296	760
TOTAL ASSETS		66,219	66,684	7,997
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable		156	467	19
Other payables and accrued liabilities	6	2,089	2,641	252
Amount due to an officer		-	1,603	-
Current portion of capital lease		177	151	21
Amounts due to related companies		296	296	36
Liabilities related to assets held for sale	4	-	857	-
TOTAL CURRENT LIABILITIES		2,718	6,015	328
Capital lease, net of current portion		254	321	31
TOTAL LIABILITIES		2,972	6,336	359
SHAREHOLDERS’ EQUITY
Preferred stock, authorized -
10,000,000 shares
Series B preferred stock, US$0.001 par value:
Authorized - 320,000 shares
Issued and outstanding – 320,000 shares
in 2004 and 2003		3	3	-
Common stock, US$0.001 par value:
Authorized – 200,000,000 shares
Issued and outstanding – 1,247,823 and 1,143,823
shares in 2004 and 2003		10	9	2
Additional paid-in capital		186,571	181,681	22,532
Reserves		28,028	28,028	3,385
Accumulated deficit		(151,519)	(149,529)	(18,299)
Accumulated other comprehensive income		154	156	18
TOTAL SHAREHOLDERS’ EQUITY		63,247	60,348	7,638
TOTAL LIABILITIES AND SHAREHOLDERS’
EQUITY		66,219	66,684	7,997

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

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Amounts in thousands)

	Nine months ended September 30,
	2004	2003	2004
	RMB	RMB	US$

Net cash (used in)/provided by operating activities	(4,332)	1,515	(523)

INVESTING ACTIVITIES
Purchases of property and equipment	(25)	(418)	(3)
Proceeds from disposal of property and equipment	-	151	-
Repayment of short term loans from third parties	2,703	159	326

Net cash provided by (used in) investing activities	2,678	(108)	323

FINANCING ACTIVITIES
Proceeds from issuance of common stock	4,891	6,637	591
Repayment of principal of capital leases	(125)	(118)	(15)

Net cash provided by financing activities	4,766	6,519	576

Net cash used in discontinued operations	-	61	-

NET INCREASE IN CASH AND CASH
EQUIVALENTS	3,112	7,987	376

Cash and cash equivalents, at beginning of period	10,472	4,082	1,265

Cash and cash equivalents, at end of period	13,584	12,069	1,641

Non-cash investing activities:
Property and equipment acquired by capital lease	84	637	10

Business acquisition:
Fair value of assets acquired	-	6,197	-
Liabilities assumed	-	(203)	-

Common stock issued	-	5,994	-

See notes to condensed consolidated financial statements.

CHINA RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except share and per share data)

1.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003.

For the convenience of the reader, amounts in Renminbi (“RMB”) have been translated into United States dollars (“US$”) at the rate of US$1.00 = RMB8.28 quoted by the People’s Bank of China as at September 30, 2004. No representation is made that the RMB amounts could have been, or could be, converted into US$ at that rate.

Certain comparative amounts have been reclassified to conform with the current period classifications.

2.

ORGANIZATION

In September 2004, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with its wholly-owned subsidiary, Billion Luck Company, Inc. (“Billion Luck”), a British Virgin Islands (“BVI”) corporation. Upon completion of the merger, expected to be in late November 2004, the Company will merge with and into Billion Luck and will cease existence as a Nevada corporation and become a BVI corporation.

3.

STOCK BASED COMPENSATION

On May 19, 2004, the Company granted options to certain employees and officers to purchase an aggregate of 104,000 shares for RMB47.03 (US$5.68) per share, which was the market price at the grant date. On July 8, 2004, options to purchase 104,000 shares of the Company’s Common Stock for RMB47.03 (US$5.68) per share were exercised, and the Company issued 104,000 shares for RMB4,891 (US$591).

The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its stock-based employee compensation plans. Accordingly, no compensation expense has been recognized for options granted to employees at fair market value. The following table illustrates the effect on net income/(loss) and income/(loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation to its stock-based employee plans.

	Three Months	Nine Months
	Ended September 30, 2004
	RMB	RMB

Net loss, as reported	(1,967)	(1,990)
Deduct: Total stock-based employee
compensation expense determined
under fair value based method	-	(946)

Pro forma net income/(loss)	(1,967)	(2,936)

Loss per share:
Basic and diluted - as reported	(1.59)	(1.69)

Basic and diluted – pro forma	(1.59)	(2.50)

The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 0.96%; no dividend yield; volatility factor of the expected market price of the Company’s common stock of 109.10%; and the life of the options of 2 months. There was no stock based compensation in 2003.

4.

DISPOSITION OF ASSETS

On February 10, 2004, the Registrant’s wholly-owned subsidiary, Hainan Cihui Industrial Co. Ltd. (“HARC”), disposed of its 100% equity interest in Shenzhen Xubu Investment Co. Ltd. (“Xubu”) to an unaffiliated third party for total consideration of RMB17,256 (US$2,084) (the “Purchase Consideration”).  The Purchase Consideration was offset by capital in the amount of RMB16,026 (US$1,935) that had been withdrawn from Xubu by HARC. The net Purchase Consideration of RMB1,231 (US$149) was received by the Company on May 5, 2004. The assets and liabilities of Xubu have been classified as held for sale as of December 31, 2003 and consisted of fixed assets of RMB1,102 (US$133), cash of RMB812 (US$98), other receivables of RMB174 (US$21) and other payables of RMB857 (US$103). The results of operations of Xubu have been retroactively restated as discontinued operations. Revenues from discontinued Xubu operations were nil for the three months and nine months ended September 30, 2004 and 2003. Losses before income taxes from discontinued operations were nil and RMB2,210 (US$267) for the nine months ended September 30, 2004 and 2003, respectively. Losses before income taxes from discontinued operations were nil and RMB1,202 (US$145) for the three months ended September 30, 2004 and 2003, respectively.

5.

PROPERTY AND EQUIPMENT

	September 30, 2004	December 31, 2003
	RMB	RMB

At cost:
Buildings	509	509
Machinery, equipment and motor vehicles	1,155	1,050
	1,664	1,559

Accumulated depreciation	(476)	(293)
	1,188	1,266

As at September 30, 2004, property and equipment included two leased motor vehicles with cost and accumulated depreciation of RMB1,064 (US$129) and RMB351 (US$42), respectively.

6.

OTHER PAYABLES AND ACCRUED LIABILITIES

	September 30, 2004	December 31, 2003
	RMB	RMB

Other payables	1,401	1,668
Accrued liabilities	688	973
	2,089	2,641

7.

TRADING SECURITIES

Included in other income/(expenses) for the nine months ended September 30, 2004 and 2003 are unrealized losses on trading securities of nil and RMB50 (US$6), respectively. Included in other income/(expenses) for the three months ended September 30, 2004 and 2003 are unrealized losses on trading securities of nil and RMB748 (US$90), respectively.

8.

SEGMENT FINANCIAL INFORMATION

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	RMB	RMB	RMB	RMB
Net sales:
Advertising:
Net sales to unaffiliated customers	284	239	926	239
Copper:
Net sales to unaffiliated customers	151	614	151	1,058
Total consolidated net sales	435	853	1,077	1,297
Segment profit:
Advertising	14	81	169	81
Copper	-	-	-	-
Total segment profit	14	81	169	81
Reconciling items:
Corporate expenses	(1,982)	(15,001)	(2,191)	(23,798)
Interest income	1	86	32	345
Total consolidated loss from
continuing operations	(1,967)	(14,834)	(1,990)	(23,372)

	September 30, 2004	December 31, 2003
	RMB	RMB
Segment assets:
Advertising	409	779
Copper	780	942
Total segment assets	1,189	1,721
Reconciling items:
Corporate assets	21,030	20,963
Investments	44,000	44,000
Total consolidated assets	66,219	66,684

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

NET SALES AND GROSS PROFIT

Sales for the nine months ended September 30, 2003 consisted of trading of copper of RMB1,058,000 (US$128,000) with zero gross profit margin, and revenues from advertising and public relations services of RMB239,000 (US$29,000) with gross profit margin of 38%. Sales for the nine months ended September 30, 2004 consisted of trading of copper of RMB151,000 (US$18,000) with zero gross profit margin, and revenues from advertising and public relations services of RMB926,000 (US$112,000) with gross profit margin of 38%.

Sales for the third quarter of 2003 consisted of trading of copper of RMB614,000 (US$74,000) with zero gross profit margin and revenues from advertising and public relations services of RMB239,000 (US$29,000) with gross profit margin of 38%. Sales for the third quarter of 2004 consisted of trading of copper of RMB151,000 (US$18,000) with zero gross profit margin and revenues from advertising and public relations services of RMB284,000 (US$34,000) with gross profit margin of 29%. The Company acquired the advertising and public relations business in the third quarter of 2003. Net sales from supermarket operations included in discontinued operations totaled RMB1,758,000 (US$212,000) respectively for the three months and nine months ended September 30, 2003. Profit from discontinued supermarket operations was reported net of income tax expense, if any.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by RMB19,429,000 (US$2,346,000) or 78% to RMB5,405,000 (US$653,000) for the nine months ended September 30, 2004 from RMB24,834,000 (US$2,999,000) for the nine months ended September 30, 2003. The decrease was primarily attributable to the write off of VAT receivables of RMB3,126,000 (US$378,000) and the provision made on loan receivable from an unaffiliated third party of RMB2,684,000 (US$324,000) and impairment loss on investment of RMB15,000,000 (US$1,812,000) in 2003. The decrease was partially offset by an increase in legal and professional fees in 2004.

Selling, general and administrative expenses decreased by RMB14,048,000 (US$1,697,000) or 87% to RMB1,988,000 (US$240,000) for the third quarter of 2004 from RMB16,036,000 (US$1,937,000) for the third quarter of 2003. The decrease was primarily attributable to the impairment loss on investment of RMB15,000,000 (US$1,812,000) in the third quarter of 2003. The decrease was partially offset by an increase in legal and professional fees in 2004.

INTEREST INCOME, NET

Interest income decreased by RMB313,000 (US$38,000) or 91% to RMB32,000 (US$4,000) for the nine months ended September 20, 2004 from RMB345,000 (US$42,000) for the nine months ended September 30, 2003. The decrease was primarily due to the decrease in short term loans to unaffiliated third parties.

Interest income was RMB86,000 (US$10,000) for the third quarter of 2003 compared to RMB1,000 for the third quarter of 2004. The Company did not accrue interest income on third party loans for the third quarter of 2004 because the Company is currently negotiating the repayment terms with the debtor and the interest may be reduced.

OTHER (EXPENSE)/INCOME, NET

Other income, net for the nine months ended September 30, 2003 primarily consisted of a net gain on trading of marketable securities of RMB1,135,000 (US$137,000) and gain on disposal of fixed assets of RMB25,000 (US$3,000). Other income, net for the nine months ended September 30, 2004 primarily consisted of a net gain on trading of marketable securities of RMB376,000 (US$46,000) and recovery of a short term loan receivable of RMB2,226,000 (US$269,000) which had been provided for in 2003, together with related interest and costs of RMB614,000 (US$74,000).

Other income, net for the third quarter of 2003 primarily consisted of a net gain on trading of marketable securities.

INCOME TAXES

It is management’s intention to reinvest all income attributable to the Company earned by its operations outside the US. Accordingly, no US corporation income taxes are included in these consolidated financial statements.

Under the current laws of the BVI, dividends and capital gains arising from the Company’s investments in the BVI are not subject to income taxes and no withholding tax is imposed on payments of dividends to the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary liquidity needs are to fund operating expenses and to expand business operations. The Company has financed its working capital requirements primarily through internally generated cash.

Net cash used in operating activities for the nine months ended September 30, 2004 was approximately RMB4,332,000 (US$523,000), as compared to net cash provided by operating activities of RMB1,515,000 (US$183,000) for the corresponding period in 2003. Net cash inflows/outflows from the Company’s operating activities are attributable to the Company’s net loss and changes in operating assets and liabilities. Net cash provided by investing activities for the nine months ended September 30, 2004 was primarily attributable to repayments of short term loans from third parties. Net cash provided by financing activities for the nine months ended September 30, 2004 was primarily attributable to proceeds from issuance of common stock for options exercised during the period.

The following summarizes the Company’s financial condition and liquidity at the dates indicated:

	September 30, 2004	December 31, 2003
	RMB	RMB
Current ratio	5.5x	2.5x
Working capital	12,017,000	9,107,000
Ratio of long-term debt to
total shareholders’ equity	0.004x	0.005x

The Company has the following contractual obligations and commercial commitments as at September 30, 2004:

	Total	< 1 year	2-5 years
	RMB	RMB	RMB
Operating leases	32,000	32,000	-
Capital lease	431,000	177,000	254,000

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

FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

Factors that could cause our actual results of operations to differ materially from those contained in forward looking statements include the following:

Risks Associated with Foreign Operations

•

Our principal subsidiaries operate in the People’s Republic of China, and are, by law, subject to administrative review by various national, provincial and local agencies of the Chinese government – governmental oversight and/or changes to existing rules and regulations could adversely affect our results of operations.

•

The Company’s operations and financial results could be adversely affected by economic conditions and changes in the policies of the PRC government, such as changes in laws and regulations (or the interpretation thereof), including measures which may be introduced to regulate or stimulate the rate of economic growth.  There can be no assurance that these measures will be successful.

•

The PRC does not have a comprehensive system of laws and enforcement of existing laws may be uncertain and sporadic, and the implementation and interpretation thereof inconsistent. Even where adequate law exists in the PRC, it may be difficult to obtain swift and equitable enforcement of such law, or to obtain enforcement of a judgment by a court of another jurisdiction. Decided legal cases are without binding legal effect, although judges are often guided by prior decisions. The interpretation of PRC laws may be subject to policy changes reflecting domestic political changes, and new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. The activities of the Company’s subsidiaries in China are subject to PRC regulations governing PRC companies. In particular, the realization of the Company’s future plans in China will also be subject to PRC government approvals.

•

The Company’s revenues and expenses are mainly denominated in HK$ and US$. The Company and its subsidiaries do not have material market risk with respect to currency fluctuation as HK$ is linked to US$. As the reporting currency of the Company’s consolidated financial statements is in RMB, translation differences may arise on consolidation. The Company may also suffer exchange loss when it converts RMB to other currencies, such as the Hong Kong Dollar or United States Dollar.

•

The Company’s interest income is sensitive to changes in the general level of HK$ and US$ interest rates. In this regard, changes in HK$ and US$ interest rates affect the interest earned on the Company’s cash equivalents. At September 30, 2004, the Company’s cash equivalents are primarily HK$ or US$ deposits with financial institutions, bearing market interest rates without fixed term.

•

While we are a Nevada corporation, and will become a British Virgin Islands corporation upon completion of our redomicile, our officers and directors are non-residents of the United States, our assets are located in the PRC and our operations are conducted in the PRC.  As a result, it may not be possible to effect service of process on such persons in the United States, and it may be difficult to enforce any judgments rendered against us or them.

•

As a British Virgin Islands corporation we will no longer be subject to Nevada law, and British Virgin Islands law provides our board of directors with somewhat greater flexibility to govern our operations without stockholder authorization than does Nevada law.

•

Once our merger with and into our British Virgin Islands corporation is completed, we will become a foreign private issuer and there will be less information publicly available about us than if we continued to report with the Securities and Exchange Commission as a “small business” issuer; as a result of which decisions whether to buy and/or sell our securities may become more difficult to evaluate.

General Risks of Operations

•

Unless we are able to reduce expenses, increase our profit margins and/or acquire profitable operations, we will likely continue to incur losses and investors in our shares may be unable to recoup their investment.

•

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

•

We will continue to incur administrative and professional expenses in connection with our evaluation and acquisition of business operations, without corresponding revenues from those operations prior to completion of any acquisition.

•

At September 30 2004, the Company had short-term investments in trading securities in the Hong Kong stock market with a total market value of RMB54,000 (US$7,000). These investments expose the Company to market risks that may cause the future value of these investments to be lower than the original cost of such investments.

•

The market for our Common Stock is not active and the limited trading volume in our shares could result in substantial market volatility in the price for our shares.

•

We do not intend to pay dividends for the foreseeable future – we intend to reinvest earnings from operations, if any, back into our operations. The payment of dividends is subject to numerous restrictions imposed under PRC law.

ITEM 3.   CONTROLS AND PROCEDURES

On November 15, 2004, the Company’s management concluded its evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Annual Report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the evaluation date, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II – OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES:

On May 19, 2004, the Company granted options to certain employees and officers to purchase an aggregate of 104,000 shares at an exercise price of RMB47.03 (US$5.68) per share. On July 8, 2004, options to purchase 104,000 shares of the Company’s Common Stock for RMB47.03 (US$5.68) per share were exercised and the Company issued 104,000 shares for RMB4,891,000 (US$591,000). The options and shares were issued under the Company’s 1995 Stock Option Plan (as to 24,000 shares) and its 2003 Equity Compensation Plan (as to 80,000 shares).  Each recipient (a) had a preexisting business relationship with the Company, (b) had access to business and financial information about the Company, and (c) represented that he or she was acquiring the shares for investment purposes and not with a view towards distribution or resale except in compliance with applicable law. In addition, the shares issued upon exercise of the options contained a legend restricting their transferability absent registration under the Securities Act of 1933, as amended (the “Act”) or the availability of an applicable exemption from registration.  The foregoing transactions were exempt from the registration requirements of the Act by reason of Section 4(2) thereof.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

ITEM 5.   OTHER INFORMATION:

On September 15, 2004, our board of directors authorized us to enter into an Agreement and Plan of Merger (the “Merger Agreement”) with our wholly owned subsidiary, Billion Luck Company, Inc., a British Virgin Islands corporation (“Billion Luck”). On September 15, 2004, holders of a majority of our outstanding voting securities approved the Merger Agreement. In furtherance of the Merger Agreement, we anticipate that we will merge with and into Billion Luck (the “Merger”) on or about November 22, 2004. The shares of Billion Luck’s common stock issuable to our stockholders in connection with the Merger have been registered on Form S-4, filed with and declared effective by the Securities and Exchange Commission (SEC File No. 333-119277). Upon completion of the Merger:

•

We will merge with and into Billion Luck, we will cease our existence as a Nevada corporation and we will become a British Virgin Islands corporation.

•

Billion Luck will change its name to China Natural Resources, Inc,

•

Our trading symbol on the Nasdaq stock market will be changed (to a yet to be designated symbol).

•

We will cease reporting with the Securities and Exchange Commission as a “small business issuer” and will assume the status of a “foreign private issuer”.

Once we begin reporting as a foreign private issuer:

•

We will file with the SEC, annual reports on Form 20-F, containing audited financial statements prepared in accordance with US GAAP.

•

We will file with the SEC such other reports and information as we are required to file in the British Virgin Islands, or, as we file with Nasdaq or any other exchange on which our shares are listed, or as we disseminate to our stockholders.

•

We will no longer be required to file quarterly financial reports with the SEC, although we may elect to do so in the future.

•

We will no longer be required to file current reports on Form 8-K, although we may disclose material information in reports on Form 6-K.

•

We will no longer be subject to the SEC’s proxy rules contained in Section 14 of the Exchange Act.

•

Our officer, directors and affiliates will no longer be required to file beneficial ownership reports on Forms 3, 4 and 5, and will no longer be subject to the “short swing profit” provisions of Section 16(b) of the Exchange Act.

ITEM 6.   EXHIBITS

2.1

Agreement and Plan of Merger dated September 15, 2004, by and between China Resources Development, Inc. and Billion Luck Company Limited (1)

3.1

Amended and Restated Memorandum of Association of Billion Luck Company Limited (n/k/a China Natural Resources, Inc. (2)

3.2

Articles of Association of Billion Luck Company Limited (n/k/a China Natural Resources, Inc. (3)

31.1

CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

———————

(1)

Incorporated by reference to Annex C to the Company’s information statement/prospectus dated October 15, 2004, included in its registration statement on Form S-4 (SEC File No. 333-119277).

(2)

Incorporated by reference to Annex A to the Company’s information statement/prospectus dated October 15, 2004, included in its registration statement on Form S-4 (SEC File No. 333-119277).

(3)

Incorporated by reference to Annex B to the Company’s information statement/prospectus dated October 15, 2004, included in its registration statement on Form S-4 (SEC File No. 333-119277).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA RESOURCES DEVELOPMENT, INC.

November 15, 2004	By:	/s/ CHING LUNG PO
Ching Lung Po, Chief Executive Officer

	By:	/s/ TAM CHEUK HO
Tam Cheuk Ho, Chief Financial Officer